Form 10-Q
period 2014-03-31
VARONIS SYSTEMS INC
filed 2014-05-08
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36324

VARONIS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1222280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 Broadway, 31st Floor New York, NY 10001	10001
(Address of principal executive offices)	(Zip Code)

(877) 292-8767 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 5, 2014, there were 24,454,608 shares of Common Stock, par value $0.001 per share, outstanding.

i

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,496	$9,633
Short-term deposits	357	4,344
Restricted cash	199	171
Trade receivables (net of allowance for doubtful accounts of $ 139 at March 31, 2014 and December 31, 2013)	14,254	28,268
Prepaid expenses and other current assets	1,610	1,357

Total current assets	141,916	43,773

Long-term assets:
Other assets	380	1,625
Property and equipment, net	2,210	1,856

Total long-term assets	2,590	3,481

Total assets	$144,506	$47,254

Liabilities, convertible preferred stock and stockholders’ equity (deficiency)
Current liabilities:
Trade payables	$2,089	$2,163
Accrued expenses and other liabilities	11,442	11,643
Deferred revenues	25,189	26,591

Total current liabilities	38,720	40,397

Long-term liabilities:
Deferred revenues	2,087	2,109
Warrants to purchase convertible preferred stock	—	2,866
Severance pay	1,415	1,101
Other liabilities	17	14

Total long-term liabilities	3,519	6,090

Convertible preferred stock:
Preferred A, B, C, D and E stock of $ 0.001 par value - Authorized: no shares at March 31, 2014 and 16,986,384 shares at December 31, 2013; Issued and outstanding: no shares at March 31, 2014 and 15,082,141 shares at December 31, 2013	—	43,775

Stockholders’ equity (deficiency):
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at March 31, 2014 and 26,000,000 at December 31, 2013; Issued and outstanding: 24,453,983 shares at March 31, 2014 and 3,953,314 shares at December 31, 2013	24	4
Accumulated other comprehensive loss	(22)	—
Additional paid-in capital	158,092	4,741
Accumulated deficit	(55,827)	(47,753)

Total stockholders’ equity (deficiency)	102,267	(43,008)

Total liabilities, convertible preferred stock and stockholders’ equity (deficiency)	$144,506	$47,254

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Licenses	$8,053	$5,879
Maintenance and services	9,402	6,701

Total revenues	17,455	12,580

Cost of revenues	2,042	1,349

Gross profit	15,413	11,231

Operating costs and expenses:
Research and development	6,439	4,519
Sales and marketing	14,241	9,208
General and administrative	2,665	1,539

Total operating expenses	23,345	15,266

Operating loss	(7,932)	(4,035)
Financial expenses and other, net	(38)	(679)

Loss before income taxes	(7,970)	(4,714)
Income taxes	(104)	(77)

Net loss	$(8,074)	$(4,791)

Net loss per share of common stock, basic and diluted	$(0.73)	$(1.24)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	11,082,770	3,851,574

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31
	2014	2013

Net loss	$(8,074)	$(4,791)

Other comprehensive loss:
Unrealized losses on derivative instruments	(22)	—

Total other comprehensive loss	(22)	—

Comprehensive loss	$(8,096)	$(4,791)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock			Additional paid-in	Accumulated Other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount		capital	loss	deficit	(deficiency)
	(in thousands, except share data)

Balance as of January 1, 2013	14,856,481	$37,959	3,848,293	$4		$2,826	—	$(40,278)	$(37,448)

Exercise of warrants to purchase Series D convertible preferred stock	225,660	5,816	—	—		—	—	—	—
Stock-based compensation expense	—	—	—	—		1,788	—	—	1,788
Exercise of stock options	—	—	105,021	*	)	127	—	—	127
Net loss	—	—	—	—		—	—	(7,475)	(7,475)

Balance as of December 31, 2013	15,082,141	43,775	3,953,314	4		4,741	—	(47,753)	(43,008)

Conversion of warrants to purchase common stock	—	—	—	—		2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217	*	)	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15		43,760	—	—	43,775
Stock-based compensation expense	—	—				646	—	—	646
Exercise of stock options	—	—	10,875	*	)	13	—	—	13
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5		106,066	—	—	106,071
Unrealized losses on derivative instruments	—	—	—	—		—	(22)	—	(22)
Net loss	—	—	—	—		—	—	(8,074)	(8,074)

Balance as of March 31, 2014 (unaudited)	—	$—	24,453,983	$24		$158,092	$(22)	$(55,827)	$102,267

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,074)	$(4,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	254	162
Stock-based compensation	646	194
Amortization of deferred charges related to long-term loan	31	58
Revaluation of fair value of warrants to convertible preferred stock	—	368

Changes in assets and liabilities:
Trade receivables	14,014	10,171
Prepaid expenses and other current assets	(284)	—
Trade payables	(74)	(356)
Accrued expenses and other liabilities	(1,069)	(1,458)
Increase in severance pay, net	314	5
Deferred revenues	(1,424)	(1,072)
Other long term liabilities	3	26

Net cash provided by operating activities	4,337	3,307

Cash flows from investing activities:
Decrease in short-term deposit	3,987	—
Decrease (increase) in long-term deposits	37	(33)
Increase in restricted cash	(15)	(51)
Purchase of property and equipment	(608)	(230)

Net cash provided by (used in) investing activities	3,401	(314)

Cash flows from financing activities:
Exercise of employee stock options	13	11
Payment of deferred equity offering cost	(335)	—
Net proceeds from initial public offering	108,447	—

Net cash provided by financing activities	108,125	11

Increase in cash and cash equivalents	115,863	3,004
Cash and cash equivalents at beginning of period	9,633	14,470

Cash and cash equivalents at end of period	$125,496	$17,474

Supplemental disclosure of non-cash flow information:
Conversion of preferred stock to common stock	43,775	—
Conversion of liability warrants to equity	2,866	—
Deferred offering costs not yet paid	846	—

	$47,487	$—

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$28	$90

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has five wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis UK (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; and Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013.

The Company’s software products and services allow enterprises to map, analyze, manage and migrate their unstructured data. The Company specializes in human-generated data, a type of unstructured data that includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees. Through its products the DatAdvantage platform, DataPrivilege, IDU Classification Framework, DatAnywhere and Data Transport Engine (collectively, the “Products”), the software platform allows enterprises to realize the value of their human-generated data in ways that are not resource-intensive and easy to implement.

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF and VSC resell the Company’s products and services mainly in the UK, Germany, rest of Europe and Canada, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end users customers.

The Company had a stockholders’ equity (deficiency) of $102,267 (unaudited) and ($43,008) as of March 31, 2014 and December 31, 2013, respectively. The stockholders’ deficiency as of December 31, 2013, resulted from its preferred stock not being classified as equity. The preferred stock was only redeemable upon contingent events that were not probable. During the three months ended March 31, 2014, subsequent to the Company’s completion of its initial public offering, the preferred stock was converted into common stock and therefore classified as equity (See Note 1b).

b.	Initial Public Offering:

On March 5, 2014, the Company closed its initial public offering (“IPO”) whereby 5,300,436 shares of common stock were sold by the Company to the public (inclusive of 500,436 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters). The aggregate net proceeds received by the Company from the offering were approximately $106,071, net of underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 15,082,141 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 122,572 shares of common stock. On March 13, 2014, all such warrants were exercised, in a net share settlement, resulting in the issuance of 107,217 shares of common stock.

c.	The significant accounting policies applied in the Company’s audited annual consolidated financial statements as of December 31, 2013 are applied consistently in these financial statements.

d.	Basis of Presentation:

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2013 consolidated financial statements and notes thereto included in the prospectus filed with the SEC on March 3, 2014 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2013 included in the Prospectus.

e.	Derivative Instruments:

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecast to be incurred in currencies other than U.S. dollars. A majority of the Company’s revenues and a majority of its operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the New Israeli Shekel (“NIS”).

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. The Company does not enter into derivative financial instruments for trading purposes.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Liabilities as of March 31, 2014(*)
	Notional Amount	Fair Value

Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in accrued expenses and other current liabilities	$6,190	$(22)

(*)	The Company had no derivative instruments as of December 31, 2013 and March 31, 2013.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2014.

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2014 by level within the fair value hierarchy (in thousands):

	As of March 31, 2014 (unaudited)
	Level I	Level II	Level III	Fair Value

Financial liabilities:
Forward foreign exchange contracts	—	22	—	22

Total financial liabilities	$—	$22	—	$22

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2014 - 2016. The lease agreements of VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2014 – 2016

Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2014 for the upcoming years were as follows:

Unaudited

2014	$1,463
2015	1,000
2016	844

$3,307

Total rent expenses for the period ended March 31, 2014 and the year ended December 31, 2013 were $ 501, and $ 1,636, respectively.

c.	Pursuant to the amended loan and security agreement between the Company and TriplePoint Capital LLC (“TriplePoint”), which was entered into on May 21, 2013, the Company has a credit line of up to $15,000 which is available to be drawn down until June 30, 2015. Such credit line is secured by a first priority security interest in substantially all of the Company’s assets other than its Intellectual Property. Any advances withdrawn will bear interest at the Prime Rate (which shall not be less than 3.25% annually) plus 6.25%. As of March 31, 2014, that rate amounted to 9.50%. As of March 31, 2014, the entire amount is available to be drawn as the Company did not utilize the credit line, and, therefore, no interest expenses were recorded during the three month period ended March 31, 2014.

d.	On March 31, 2014, the Company entered into a promissory note and related loan documents with Bank Leumi USA allowing the Company to borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of March 31, 2014 that rate amounted to 3.1%. This promissory note enables the Company to engage in foreign currency forward contracts with Bank Leumi USA to manage the Company’s exposure to foreign currency risk without restricted cash requirements. Amounts may be borrowed under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2014, the Company did not borrow any amounts under the promissory note, and, as such, apart from the fees described above, no additional interest expense has been recorded.

NOTE 4:–	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”). As of December 31, 2013, the Company had reserved 4,713,319 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. As of December 31, 2013, the Company granted options with respect to 4,656,855 shares of common stock under the 2005 Stock Plan. The options generally vest over four years. No awards were granted under the 2005 Stock Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Stock Plan.

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). As of March 31, 2014, the Company had reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Options granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the period ended March 31, 2014 is as follows:

	Period ended March 31, 2014 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding at the beginning of the year	3,233,235	$4.033	$65,723	5.700
Granted	214,650	$39.860
Exercised	(10,875)	$1.282
Forfeited	(8,752)	$12.845

Options outstanding at the end of the period	3,428,258	$6.264	$102,001	5.729

Vested and expected to vest	3,378,232	$6.034	$101,244	5.676

Options exercisable at the end of the period	2,581,849	$1.582	$88,242	4.602

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the three month period ended March 31, 2014 was $251. As of March 31, 2014 there was $10,364 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 3.4 years.

b.	The options outstanding as of March 31, 2014 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of March 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$0.070-0.901	758,047	3.120	$0.744	758,047	3.120	$0.744
$1.039-1.576	1,672,067	4.959	$1.260	1,657,236	4.946	$1.257
$6.230-8.800	182,773	7.628	$6.709	112,294	7.544	$6.775
$12.470	439,971	8.927	$12.470	54,272	8.709	$12.470
$21.14-24.23	160,750	9.440	$21.991	—	—	$—
$39.86	214,650	9.981	$39.860	—	—	$—

	3,428,258	5.729	$6.264	2,581,849	4.602	$1.582

c.	The fair value of stock option grants for the period ended March 31, 2014 was estimated using the following weighted average assumptions:

Period ended March 31, 2014
Unaudited

Expected dividend yield	0%
Expected volatility	60%
Risk-free interest rate	2.30%
Expected term (years)	6.25

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of March 31, 2014 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

December 2006	40,090	$0.901	40,090	December 2016
May 2012	687	$6.800	687	May 2022
February 2013	4,000	$12.470	1,083	February 2023
August 2013	5,000	$21.140	—	August 2023
October 2013	1,250	$24.230	—	October 2023
March 2014	18,850	$39.860	—	March 2024

	69,877		41,860

e.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(In thousands)

Cost of revenues	$20	$6
Research and development	199	59
Sales and marketing	340	66
General and administrative	87	63

Total	$646	$194

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software, sale of professional services, maintenance and technical support (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(In thousands)

Revenues based on customer’s location:
United States	$9,070	$6,527
EMEA (*)	6,943	4,904
Rest of the World	1,442	1,149

Total revenues	$17,455	$12,580

(*)	For the periods ended March 31, 2014 (unaudited) and 2013 (unaudited), sales to customers in France accounted for $1,525 and $1,298, respectively, and sales to customers in the United Kingdom accounted for $1,880 and $1,262, respectively.

During the periods ended March 31, 2014 and 2013, CDW Logistics accounted for 11.7% and 6.3% of total revenues, respectively, and EMC Corporation accounted for 5.5% and 5.3% of total revenues, respectively.

	March 31, 2014	December 31, 2013
	Unaudited	Audited
	(In thousands)
Long-lived assets by geographic region:
United States	$677	$777
Israel	1,430	956
Other	103	123

	$2,210	$1,856

NOTE 6:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its consolidated financial statements as of March 31, 2014, the Company evaluated subsequent events through May 8, 2014, which is the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act, with the SEC on March 3, 2014.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide an innovative software platform that allows enterprises to map, analyze, manage and migrate their unstructured data. We specialize in human-generated data, a type of unstructured data that includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages and any other data created by employees. This data contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and other forms of vital information. Our proprietary Metadata Framework technology enables enterprises to gain actionable insights from their human-generated data by intelligently extracting critical metadata, or data about data, from an organization’s IT infrastructure and constructing a map of functional relationships among employees, data objects, content and usage through this contextual information.

We have been a pioneer in developing a software platform that allows enterprises to realize the value of their human-generated data in ways that are not resource-intensive and are easy to implement. The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and subsequently valuable. Similarly, our Metadata Framework creates advanced searchable data structures and provides real-time intelligence about an enterprise’s massive volumes of human-generated content, making human-generated data more valuable to the organization. IT and business personnel deploy our software for a variety of use cases, including data governance, data security, archiving, file synchronization, enhanced mobile data accessibility and information collaboration.

We started operations in 2005 with a vision to make enterprise human-generated data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for all of an enterprise’s human-generated data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. More recently in 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In May 2014, we introduced DatAnswers, a secure enterprise search solution for human generated data that delivers highly relevant search results to enterprise employees, greatly improving their productivity.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products (including DatAnswers), and as of March 31, 2014, approximately 40% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for the period ended March 31, 2014 and 2013 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell the vast majority of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of March 31, 2014, we had approximately 2,550 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. Revenues from the United States accounted for approximately 52% of our revenues as of March 31, 2014, while Europe, the Middle East and Africa accounted for approximately 40% of our revenues. While we expect sales in the United States to continue to account for a majority of revenues in the near- and medium- term, we expect sales in Asia-Pacific and Latin America to account for a larger proportion of revenues in the long-term. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services aggressively in international markets. We plan to continue to expand our international operations as part of our growth strategy. In particular, we expect to expand our operations in Latin America and Asia. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales and marketing personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses, and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of March 31, 2014 and 2013, 96.0% and 99.3% of our customers, respectively, had purchased DatAdvantage; 20.2% and 22.1% of our customers, respectively, had purchased DataPrivilege; 23.9% and 20.8% of our customers, respectively, had purchased IDU Classification Framework; and 1.8% and 0.3% of our customers, respectively, had purchased Data Transport Engine. For the three month period ended March 31, 2014 and 2013, 56.4% and 62.6% of our customers, respectively, made standalone purchases of DatAdvantage, and less than 0.5% of our customers made standalone purchases of DataPrivilege. As of March 31, 2014, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 46.1% and 46.7% of our total revenues for the three month periods ended March 31, 2014 and 2013, respectively. We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three month periods ended March 31, 2014 and 2013, our revenues were $17.5 million and $12.6 million, respectively, representing year-over-year growth of 39%. For the three month periods ended March 31, 2014 and 2013, we had operating losses of $7.9 million and $4.0 million and net losses of $8.1 million and $4.8 million, respectively.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Licenses Revenues. License revenues reflect the revenues recognized from sales of software licenses to new customers and additional licenses to existing customers. A substantial majority of our license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery, assuming all revenue recognition criteria are satisfied. Customers may also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the underlying maintenance contract, which is typically up to one year. We are focused on acquiring new customers and increasing revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the periods ended March 31, 2014 and 2013 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2014	2013
	(As a percentage of total revenues)
Revenues:
Licenses	46.1%	46.7%
Maintenance and services	53.9	53.3

Total revenues	100.0%	100.0%

We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows. Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of March 31, 2014, we had approximately 2,550 customers across a broad array of company sizes and industries located in over 55 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consists primarily of salaries and benefits, as well as commissions, bonuses and stock-based compensation for our maintenance and services employees, travel expenses and allocated overhead costs for facilities, IT and depreciation of equipment. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we increase our headcount to support revenue growth.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin has historically fluctuated slightly from period to period as a result of changes in licenses and maintenance and services mix. Due to the seasonality of our business, the first quarter typically results in the lowest gross margin as revenues have historically been lowest and the majority of our expenses are relatively fixed quarter over quarter.

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries, employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for depreciation of equipment. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred. We expect that our research and development expenses will continue to increase in absolute dollars as we increase our research and development headcount to further strengthen our technology platform and invest in the development of both existing and new products.

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consists primarily of personnel costs, as well as marketing and business development costs, travel expenses and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars, as we plan to expand our sales and marketing efforts, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating costs and expenses as we continue to expand our business worldwide.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars as we grow and expand our operations, including internationally, and operate as a public company, including higher legal, corporate insurance, accounting expenses and additional expenses for compliance with the Sarbanes-Oxley Act of 2002 and other related regulations.

Financial Expenses, Net

Prior to our IPO, financial expenses, net consisted primarily of charges to record outstanding warrants to purchase convertible preferred stock at fair value, interest earned on our cash, cash equivalents and short-term deposits and interest expense associated with our previously outstanding debt, foreign currency forward contract gains and losses, as well as foreign currency exchange gains and losses. Following the closing of our IPO, our outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase shares of common stock and, after such conversion, are no longer classified as a liability on our consolidated balance sheet or included as financial expenses in our consolidated statement of operations.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

Our Israeli subsidiary currently qualifies as a beneficiary enterprise which, upon fulfillment of certain conditions, allows it to qualify for a reduced tax rate based on the beneficiary program guidelines.

In addition, we are subject to the continuous examinations of our income tax returns by different tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(In thousands)
Statement of Operations Data:
Revenues:
Licenses	$8,053	$5,879
Maintenance and services	9,402	6,701

Total revenues	17,455	12,580

Cost of revenues	2,042	1,349

Gross profit	15,413	11,231
Operating costs and expenses:
Research and development	6,439	4,519
Sales and marketing	14,241	9,208
General and administrative	2,665	1,539

Total operating expenses	23,345	15,266

Operating loss	(7,932)	(4,035)
Financial expenses, net	(38)	(679)

Loss before income taxes, net	(7,970)	(4,714)
Income taxes	(104)	(77)

Net loss	$(8,074)	$(4,791)

	Three Months Ended March 31,
	2014	2013
	(As a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	46.1%	46.7%
Maintenance and services	53.9	53.3

Total revenues	100.0	100.0

Cost of revenues	11.7	10.7

Gross profit	88.3	89.3

Operating costs and expenses:
Research and development	36.9	35.9
Sales and marketing	81.5	73.2
General and administrative	15.3	12.2

Total operating expenses	133.7	121.3

Operating loss	(45.4)	(32.0)
Financial expenses, net	(0.3)	(5.4)

Loss before income taxes, net	(45.7)	(37.4)
Income taxes	(0.6)	(0.6)

Net loss	(46.3)%	(38.0)%

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,
	2014	2013	% Change
	(unaudited)
	(In thousands)
Revenues:
Licenses	$8,053	$5,879	37.0%
Maintenance and services	9,402	6,701	40.3%

Total revenues	$17,455	$12,580	38.8%

	Three Months Ended March 31,
	2014	2013
	(As a percentage of total revenues)
Revenues:
Licenses	46.1%	46.7%
Maintenance and services	53.9%	53.3%

Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 158 new customers in the three month period ended March 31, 2014 compared to 121 new customers in the three month period ended March 31, 2013, sales to existing customers and sales of new products. As of March 31, 2014 and 2013, we had approximately 2,550 and over 1,850 customers, respectively. A substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2014, 67% was attributable to revenues from new customers and 33% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2013, 76% was attributable to revenues from new customers and 24% was attributable to revenues from existing customers. As of March 31, 2014 and 2013, 40% and 37%, respectively, of our customers had purchased two or more products.

In each of the three months ended March 31, 2014 and 2013, our maintenance renewal rate was over 90%.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2014	2013	% Change
	(unaudited)
	(In thousands)
Cost of revenues	$2,042	$1,349	51.4%

	Three Months Ended March 31,
	2014	2013
	(As a percentage of total revenues)
Total gross margin	88.3%	89.3%

The increase in cost of revenues was primarily related to an increase of $0.4 million in salaries and benefits expense due to increased headcount for support and professional services, a $0.1 million increase in facilities and allocated overhead costs and a $0.1 million increase in other related expenses due to the increased headcount.

Operating Costs and Expenses

	Three Months Ended March 31,
	2014	2013	% Change
	(unaudited)
	(In thousands)
Operating costs and expenses:
Research and development	$6,439	$4,519	42.5%
Sales and marketing	14,241	9,208	54.7%
General and administrative	2,665	1,539	73.2%

Total operating expenses	$23,345	$15,266	52.9%

	Three Months Ended March 31,
	2014	2013
	(As a percentage of total revenues)
Operating costs and expenses:
Research and development	36.9%	35.9%
Sales and marketing	81.5%	73.2%
General and administrative	15.3%	12.2%

Total operating expenses	133.7%	121.3%

The increase in research and development expenses was primarily related to an increase of $1.5 million in salaries and benefits and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products. We also had an increase of $0.2 million in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $4.0 million increase in salaries and benefits and stock based compensation due to increased headcount in all regions to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $0.4 million increase in marketing related expenses and a $0.3 increase related to travel expenses.

The increase in general and administrative expenses was primarily related to an increase of $0.4 million in salaries and benefits, due to increased headcount to support the overall growth of our business, an increase of $0.3 million of other expenses primarily relating to rent, insurance and IT expenses, an increase of $0.2 million in consulting and services fees primarily in connection with becoming a public company and an increase of $0.1 million in facilities and allocated overhead costs.

Financial Expenses, Net

	Three Months Ended March 31,
	2014	2013	% Change
	(unaudited)
	(In thousands)
Financial expenses, net	$38	$679	(94.4)%

The substantial majority of the decrease in financial expenses, net was due to the conversion of the warrants to purchase convertible preferred stock into warrants to purchase common stock.

Income Taxes

	Three Months Ended March 31,
	2014	2013	% Change
	(unaudited)
	(In thousands)
Income taxes	$104	$77	35.1%

Income taxes for the three months ended March 31, 2014 and 2013 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(In thousands)
Net cash provided by operating activities	$4,337	$3,307
Net cash provided by (used in) investing activities	3,401	(314)
Net cash provided by financing activities	108,125	11

Increase in cash and cash equivalents	$115,863	$3,004

Since 2009, we have funded our operations primarily through cash generated from operations. In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On March 31, 2014, our cash and cash equivalents and short-term deposits of $125.9 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2014, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

As of March 31, 2014, we had no outstanding debt under our credit facility agreements. We have begun incurring costs as a public company that we had not previously incurred prior to our initial public offering, including, but not limited to, increased directors’ and officers’ insurance, consultants fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and various other costs.

Operating Activities

Net cash provided by operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For the three months ended March 31, 2014, cash inflows from our operating activities were $4.3 million. Net cash provided by operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a low or negative sequential revenue growth in the first quarter. While both patterns had an impact on the three months ended March 31, 2014, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating income (loss) because the majority of our expenses are relatively fixed in the short term. For the three months ended March 31, 2014, sources of cash inflows were from changes in our working capital, including a $14.0 million decrease in accounts receivable reflecting the seasonal pattern discussed above. Our days’ sales outstanding (“DSO”) was 80 days for the three months ended March 31, 2014. This is partially offset by our net loss of $8.1 million, which included $0.9 million of non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. This was also partially offset by a $1.4 million decrease in deferred revenues and a $1.1 million decrease in accrued compensation and accrued expenses and other liabilities.

For the three months ended March 31, 2013, cash inflows from our operating activities were $3.3 million, reflecting a $10.2 million decrease in accounts receivable, partially offset by our net loss of $4.8 million, which included non-cash charges of $0.4 million. Additional sources of cash outflows were from changes in our working capital, including a $1.5 million decrease in accrued compensation and accrued expenses and other liabilities and $1.1 million decrease in deferred revenues. Our DSO was 77 days for the three months ended March 31, 2013.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2014, net cash provided by investing activities of $3.4 million was primarily attributable to a decrease of $4.0 million in short-term deposits, partially offset by a $0.6 million increase in capital expenditures for technology hardware to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During the three months ended March 31, 2013, net cash used in investing activities of $0.3 million was primarily attributable to capital expenditures for technology hardware to support our growth during the period, as well as leasehold improvements on our corporate headquarters.

Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities of $108.1 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

For the three months ended March 31, 2013, net cash provided by financing activities of $0.01 million was attributable to the exercise of stock options.

Loan and Security Agreements

In May 2012, we entered into a loan and security agreement with TriplePoint Capital LLC (“TriplePoint”) which was amended in May 2013. The agreement provides us with a line of credit of up to $15 million, which we may draw from until June 30, 2015. Interest on any drawdown under the line of credit accrues at the prime rate (which cannot be lower than 3.25%) plus 6.25%. The interest rate as of March 31, 2014 was 9.5%. As of March 31, 2014, we had no balance outstanding under the line of credit as we have never utilized it. The agreement contains customary affirmative and negative covenants, including covenants not to engage in mergers or acquisitions or assume certain indebtedness without lender consent. As part of the agreement, we granted TriplePoint a first priority security interest in our personal property, excluding intellectual property and other intangible assets. The agreement also contains customary events of default. We were in compliance with all covenants as of March 31, 2014.

On March 31, 2014, we entered into a promissory note and related loan documents with Bank Leumi USA. We may borrow up to $7.0 million under the promissory note, subject to a borrowing base determined based on eligible accounts receivable. Interest on any amounts borrowed under the promissory note accrued at the Wall Street Journal Prime Rate less 0.15%. The interest rate as of March 31, 2014 was 3.1%. This promissory note enables us to engage in foreign currency forward contracts with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2014, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2014 for the upcoming years were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligation	$3,307	$1,463	$1,844	$—	$—

We have obligations related to unrecognized tax benefit liabilities totaling $0.3 million, which have been excluded from the table above as we do not think it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the consolidated financial statements as a result of their future adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended March 31, 2014 and 2013 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro and Pounds Sterling. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within six months. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $125.9 million as of March 31, 2014 (excluding $0.2 million of short-term restricted cash). We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of March 31, 2014, we had no outstanding obligations under our line of credit. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained herein, including our consolidated financial statements and the related notes thereto, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business and Industry

The market for software that maps, analyzes, manages and migrates human-generated unstructured data is new and unproven and may not grow.

We believe our future success depends in large part on the growth of the market for software that enables enterprises to map, analyze, manage and migrate their human-generated, unstructured data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT and business personnel the potential value of their human-generated data and persuade them to devote a portion of their budgets to the single integrated solution that we offer to manage, protect and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on human-generated unstructured data may not yet be viewed as a necessity by enterprises, and accordingly, our sales effort is and will be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our share price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Our revenues depend in part on the conversion of enterprises that have installed an evaluation license for our software into paying customers. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Although we try to minimize the potential impact of large transactions on our quarterly results of operations, the closing of a large transaction in a particular quarter may make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction may adversely impact our revenues in a particular quarter. In addition, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.

The ability to attract, recruit and retain highly qualified engineers is critical to our success and growth.

Our future success and growth depends, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly engineers. Any of our employees may terminate their employment at any time and competition for highly skilled engineering personnel is frequently intense, especially in Israel, where we have a substantial presence and need for qualified engineers. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. If we are unable to attract or retain qualified engineers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

A failure to hire and integrate additional sales and marketing personnel or maintain their productivity could adversely affect our results of operations and growth prospects.

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity, we will need to recruit individuals who are multilingual or who have skills particular to a certain geography, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires and increased attrition rates among new hires. Furthermore, based on our past experience, it often can take up to one year before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire a sufficient number of qualified individuals, or to integrate new sales force members within the time periods we have achieved historically, may materially impact our projected growth rate.

If we fail to manage our rapid growth effectively, our business and results of operations will be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $39.8 million in 2011 to $74.6 million in 2013. Our number of employees and independent contractors increased from 281 as of December 31, 2011 to 630 as of March 31, 2014. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to aggressively grow our business. For example, we plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, including in additional countries where we have not previously had a presence, and we intend to make direct and substantial investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•	effectively recruit, integrate, train and motivate a large number of new employees, including our sales force and engineers, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;

•	satisfy existing customers and attract new customers;

•	effectively manage existing channel partnerships and expand to new ones;

•	successfully introduce new products and enhancements;

•	improve our key business applications and processes to support our business needs;

•	enhance information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing customer base;

•	enhance our internal controls to ensure timely and accurate reporting of all of our operations and financial results;

•	protect and further develop our strategic assets, including our intellectual property rights; and

•	make sound business decisions in light of the scrutiny associated with operating as a public company.

These activities will require significant investments and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. There are no guarantees we will be able to grow our business in an efficient or timely manner, or at all. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our software could suffer, which could negatively affect our brand, results of operations and overall business.

Our failure to continually enhance and improve our human-generated unstructured data technology could adversely affect sales of our products.

The market is characterized by the exponential growth in human-generated unstructured data, rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to a user’s data retention, security and governance needs, while minimizing the impact on database and file system performance. Our products must also successfully interoperate with products from other vendors.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to extend our technological expertise and develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

Our product enhancements or new products could fail to attain sufficient market acceptance for many reasons, including:

•	failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;

•	inability to interoperate effectively with the database technologies and file systems of prospective customers;

•	defects, errors or failures;

•	negative publicity or customer complaints about performance or effectiveness; and

•	poor business conditions, causing customers to delay IT purchases.

If we fail to anticipate market requirements or stay abreast of technological changes, we may be unable to successfully introduce new products, expand the functionality of our current products or convince our customers and potential customers of the value of our solutions in light of new technologies. Accordingly, our business, results of operations and financial condition could be materially and adversely affected.

We are dependent on the continued services and performance of our two founders, the loss of either of whom could adversely affect our business.

Our future performance depends on the continued services and continuing contributions of our two founders, Yakov Faitelson, our Chief Executive Officer and President, and Ohad Korkus, our Chief Technology Officer, to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of either of Mr. Faitelson or Mr. Korkus could significantly delay or prevent the achievement of our development and strategic objectives. We carry key-man insurance on Mr. Faitelson and Mr. Korkus; however, the amount of any such insurance would likely be insufficient to compensate for the impact of losing their services.

We may face increased competition in our market.

While there are some companies which offer certain features similar to those imbedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine and DatAdvantage for Directory Services. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the human-generated unstructured data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

In particular, if a more established company were to target our market, we may face significant competition. They may have competitive advantages, such as greater name recognition, larger sales, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we do. Increased competition could result in us failing to attract customers or maintain licenses at the same rate. It could also lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, reduced gross margins, longer sales cycles and loss of market share.

In addition, our current or prospective channel partners may establish cooperative relationships with any future competitors. These relationships may allow future competitors to rapidly gain significant market share. These developments could also limit our ability to obtain revenues from existing and new customers.

Our ability to compete successfully in our market will also depend on a number of factors, including ease and speed of product deployment and use, the quality and reliability of our customer service and support, total cost of ownership, return on investment and brand recognition. Any failure by us to successfully address current or future competition in any one of these or other areas may reduce the demand for our products and adversely affect our business, results of operations and financial condition.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including net losses of $3.8 million in 2011, $4.8 million in 2012 and $7.5 million in 2013 and $8.1 million in the three months ended March 31, 2014. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

We have a limited operating history, which makes it difficult to evaluate and predict our future prospects and may increase the risk that we will not be successful.

We were established in 2004 and have a short history operating our business. This limited operating history, as well as the early stage of our relationships with many of our channel partners and customers, makes financial forecasting and evaluation of our business difficult. We also operate in a new and growing market that may not develop as expected. Because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. If our assumptions regarding these trends and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, our operating and financial results could differ materially from our expectations and our business could suffer.

Our future success will depend in large part on our ability to, among other things:

•	maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;

•	develop new products and services and bring products and services in beta to market;

•	renew maintenance and support agreements with, and sell additional products to, existing customers;

•	hire, integrate, train and retain skilled talent, including members of our sales force and software engineers; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

If we fail to address these and other risks and difficulties, our business will be adversely affected and our business, operations and financial results will suffer.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in information technology services, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general.

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2013, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

We have a significant number of customers in the financial services, the public sector and the pharmaceutical and manufacturing industries. A substantial downturn in any of these industries, or a reduction in public sector spending, may cause enterprises to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers may delay or cancel information technology projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2013, our channel partners fulfilled the vast majority of our sales, and we expect that sales to channel partners will continue to account for a substantial portion of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and particularly the relationships we have with our larger channel partners, such as CDW Logistics, which accounted for 11.7% and 6.5% of our revenues for the three month period ended March 31, 2014 and for the year ended December 31, 2013, respectively, and EMC which accounted for 5.5% and 6.1% of our revenues for the three month period ended March 31, 2014 and for the year ended December 31, 2013, respectively.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business, sell our software and maintain our reputation may be adversely affected. Our contracts with our channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition or cash flows could be adversely affected.

If our technical support or professional services are not satisfactory to our customers, they may not renew their maintenance and support agreements or buy future products, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2012 and 2013 and for the three month period ended March 31, 2014 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

If we fail to provide technical support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products and services, then they may elect not to purchase or renew annual maintenance and support contracts and they may choose not to purchase additional products and services from us. Accordingly, our failure to provide satisfactory technical support or professional services could lead our customers not to renew their agreements with us or renew on terms less favorable to us, and therefore have a material and adverse effect on our business and results of operations.

Because we derive substantially all of our revenues and cash flows from sales of licenses for a single platform of products, failure of the four products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2013, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. Revenues derived from the sale of our only other product, DatAnywhere, are currently insignificant. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business.

The success of our business depends on our ability to obtain, protect and enforce our trade secrets, trademarks, copyrights, patents and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyrights and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

As of April 30, 2014, we had 11 issued patents in the United States and 47 pending U.S. patent applications. We also had three patents issued and 52 applications pending for examination in non-U.S. jurisdictions, and 42 pending Patent Cooperation Treaty (the “PCT”), patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or customers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees, consultants, service providers, vendors, channel partners and customers, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our intellectual property or technology. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries where we operate do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Moreover, industries in which we operate, such as data security, data retention and data governance are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products or performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. If we are unable to protect our intellectual property rights and ensure that we are not violating the intellectual property rights of others, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Interruptions or performance problems associated with our website or support website may adversely affect our business.

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

Real or perceived errors, failures or bugs in our software could adversely affect our growth prospects.

Because our software uses complex technology, undetected errors, failures or bugs may occur. Our software is often installed and used in a variety of computing environments with different operating system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

If our software is perceived as not being secure, customers may reduce the use of or stop using our software, and we may incur significant liabilities.

Our software involves the transmission of data between data stores, and between data stores and desktop and mobile computers, and may in the future involve the storage of data. Any security breaches with respect to such data could result in the loss of this information, litigation, indemnity obligations and other liabilities. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our products, we have no direct control over the substance of the content. Therefore, if customers use our software for the transmission of personally identifiable information and our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we maintain insurance coverage for some of the above events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Any or all of these issues could tarnish our reputation, negatively impact our ability to attract new customers or sell additional products to our existing customers, cause existing customers to elect not to renew their maintenance and support agreements or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations.

We are subject to federal, state and industry privacy and data security regulations, which could result in additional costs and liabilities to us or inhibit sales of our software.

Although our software does not transmit our customers’ data to us, we collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blog or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic support service, blog alert sign-up, product purchase, survey registration, or when accessing our online support portals or using other community or social networking features. Because we may collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 (the “HIPAA”), and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently implemented in Germany.

Further, the regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Our use of open source software could negatively affect our ability to sell our software and subject us to possible litigation.

We use open source software and expect to continue to use open source software in the future. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. We may face ownership claims of third parties over, or seeking to enforce the license terms applicable to, such open source software, including by demanding the release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have incorporated open source software into our own software in a manner that conforms with our current policies and procedures.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation may adversely affect our business.

We believe that enhancing the “Varonis” brand identity and maintaining our reputation in the information technology industry is critical to our relationships with our customers and to our ability to attract new customers. Our brand recognition and reputation is dependent upon:

our ability to continue to offer high-quality, innovative and error- and bug-free products;

•	our ability to maintain customer satisfaction with our products;

•	our ability to be responsive to customer concerns and provide high quality customer support, training and professional services;

•	our marketing efforts;

•	any misuse or perceived misuse of our products;

•	positive or negative publicity;

•	interruptions, delays or attacks on our website; and

•	litigation or regulatory-related developments.

We may not be able to successfully promote our brand or maintain our reputation. In addition, independent industry analysts often provide reviews of our products, as well as other products available in the market, and perception of our product in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive than reviews about other products available in the market, our brand may be adversely affected. Furthermore, negative publicity relating to events or activities attributed to us, our employees, our channel partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our products and have an adverse effect on our business, results of operations and financial condition. Any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.

Moreover, it may be difficult to enhance our brand and maintain our reputation in connection with sales to channel partners. Promoting our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets and geographies and as more sales are generated to our channel partners. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully enhance our brand and maintain our reputation, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers, all of which would adversely affect our business, operations and financial results.

Our long-term growth depends, in part, on being able to continue to expand internationally on a profitable basis, which subjects us to risks associated with conducting international operations.

Historically, we have generated a majority of our revenues from customers in the United States. In 2013, approximately 57% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our growth strategy. In particular, we expect to expand our operations in Latin America and Asia. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;

•	variations in economic or political conditions between each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

Any of these risks could adversely affect our international operations, reduce our revenues from outside the United States or increase our operating costs, adversely affecting our business, results of operations and financial condition and growth prospects. There can be no assurance that all of our employees, independent contractors and channel partners will comply with the formal policies we have and will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, independent contractors and channel partners could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our software and services and could have a material adverse effect on our business and results of operations.

Significant changes in the contracting or fiscal policies of the public sector, or our failure to comply with certain laws or regulations, could have a material adverse effect on the business we do with the public sector.

We derive a portion of our revenues from governments and government-owned or -controlled entities (such as public health care bodies, educational institutions and utilities), which we refer to as the public sector herein, and we believe that the success and growth of our business will continue to depend on our successful procurement of public sector contracts. Factors that could impede our ability to maintain or increase the amount of revenues derived from public sector contracts include:

•	changes in public sector fiscal or contracting policies;

•	decreases in available public sector funding;

•	changes in public sector programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	potential delays or changes in the public sector appropriations or other funding authorization processes; and

•	delays in the payment of our invoices by public sector payment offices.

Furthermore, we must comply with laws and regulations relating to public sector contracting, which affect how we and our channel partners do business in both the United States and abroad. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, and temporary suspension or permanent debarment from public sector contracting.

The occurrence of any of the foregoing could cause public sector customers to delay or refrain from purchasing licenses of our software in the future or otherwise have an adverse effect on our business, operations and financial results.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

We incorporate encryption technology into certain of our products and these products are subject to U.S. export control. We are also subject to Israeli export controls on encryption technology since our product development initiatives are primarily conducted by our wholly-owned Israeli subsidiary. We have obtained the required licenses to export our products outside of the United States. In addition, the current encryption means used in our products are listed in the “free means encryption items” published by the Israeli Ministry of Defense, which means we are exempt from obtaining an encryption control license. If the applicable U.S. or Israeli legal requirements regarding the export of encryption technology were to change or if we change the encryption means in our products, we may need to apply for new licenses in the United States and may no longer be able to rely on our licensing exception in Israel. There can be no assurance that we will be able to obtain the required licenses under these circumstances. Furthermore, various other countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

We are also subject to U.S. and Israeli export control and economic sanctions laws, which prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. Our products could be exported to these sanctioned targets by our channel partners despite the contractual undertakings they have given us and any such export could have negative consequences, including government investigations, penalties and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

If currency exchange rates fluctuate substantially in the future, our results of operations, which are reported in U.S. dollars, could be adversely affected.

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, New Israeli Shekels, or NIS, and Pounds Sterling. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currencies. The weakening of the U.S. dollar against such currencies would cause the dollar equivalent of such expenses to increase. This could have a negative impact on our reported results of operations. We have in the past engaged in hedging activities, and any hedging strategies that we may implement in the future to mitigate currency risks, such as forward contracts, options and foreign exchange swaps related to transaction exposures, may not eliminate our exposure to foreign exchange fluctuations.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited if we undergo an “ownership change.”

Our ability to utilize our net operating loss carryforwards (“NOLs”) and other tax attributes could be limited if we undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. If an ownership change occurred as a result of the sale of our common stock in our initial public offering, prior and future equity issuances, or the cumulative effect of such transactions, we may not be able to fully realize the benefits of these NOLs. Also, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. While we regularly evaluate the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. In addition, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. For example, we are currently subject to tax audits in Florida and New York relating to sales and excise taxes, and one audit in Israel. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification, (“ASC 740-10-25”). In addition, ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

The enactment of legislation changing the United States taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

We conduct our operations in a number of jurisdictions worldwide and report our taxable income based on our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

We may require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our business is subject to the risks of fire, power outages, floods, earthquakes and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as a fire, flood or an earthquake, or a significant power outage could have a material adverse impact on our business, results of operations and financial condition. In the event our customers’ information technology systems or our channel partners’ selling or distribution abilities are hindered by any of these events, we may miss financial targets, such as revenues and sales targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of channel partners, customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our channel partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our channel partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Risks Related to our Operations in Israel

Conditions in Israel may limit our ability to develop and sell our products, which could result in a decrease of our revenues.

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities. Political, economic and security conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

Certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli companies, companies with large Israeli operations and others doing business with Israel and Israeli companies. The boycott, restrictive laws, policies or practices directed towards Israel, Israeli businesses or Israeli citizens could, individually or in the aggregate, have a material adverse effect on our business in the future.

Some of our officers and employees in Israel are obligated to perform routine military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they may be called to active reserve duty at any time under emergency circumstances for extended periods of time. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service, and any significant disruption in our operations could harm our business.

We may be required to pay royalties to employees who develop inventions that have been or will be commercialized by us.

Under the Israeli Patents Law, 5727-1967, if there is no agreement that prescribes whether, to what extent and on what conditions, an employee is entitled to remuneration from commercialization of an invention developed by or with the contribution of such employee during his or her employment, then such matter may, upon application by the employee, be decided by a government-appointed compensation and royalties committee established under the Patents Law. In a decision issued in February 2010, the committee ruled that an employee’s assignment of a service invention to his employer does not necessarily negate the employee’s right to receive royalties or other compensation. In a subsequent decision of the Israeli Supreme Court from August 2012 the Supreme Court stated that even if the employee has signed an express written waiver of royalties for inventions made during his employment, the employee can still bring a compensation claim before the committee.

A significant portion of our intellectual property (including our patents) has been developed by our Israeli employees in the course of their employment for us. Our policy is to require all of our employees to execute invention assignment agreements upon commencement of employment, in which they assign their rights to potential inventions and acknowledge that they will not be entitled to additional compensation or royalties from commercialization of inventions. However, given the foregoing uncertainty with respect to the enforceability of a waiver of the right to future royalties, we may be required to pay royalties to our employees who have invented intellectual property that we have commercialized, which in turn may have a material adverse effect on our results of operations.

The tax benefits that are available to our Israeli subsidiary require it to continue to meet various conditions and may be terminated or reduced in the future, which could increase its taxes.

Our Israeli subsidiary benefits from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our Israeli subsidiary, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been below 10%. If our Israeli subsidiary does not meet the requirements for maintaining this status, for example, if the Israeli subsidiary materially changes the nature of its business, it may no longer be eligible to enjoy this reduced tax rate. As a result, our Israeli subsidiary would be subject to Israeli corporate tax at the standard rate, which is currently set at 26.5%. Even if our Israeli subsidiary continues to meet the relevant requirements, the tax benefits that the status of “Beneficiary Enterprise” provides may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that our Israeli subsidiary would pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefits derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results or those of our competitors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	lawsuits threatened or filed against us;

•	changing legal or regulatory developments in the United States and other countries; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

We have a small public float relative to the total number of shares of our common stock that are issued and outstanding, and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws and lock-up agreements. Some of these shares will be sold into the public market as these restrictions expire. In particular, as of March 31, 2014, approximately 18.6 million shares of our common stock will become eligible for sale into the public market upon expiration of underwriter lock-up agreements in late August 2014. Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

In addition, as of March 31, 2014, we had options outstanding that, if fully exercised, would result in the issuance of approximately 3.5 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above.

Holders of approximately 17.2 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent other investors from influencing significant corporate decisions.

As of March 31, 2014, our executive officers, directors and 5% or greater stockholders beneficially owned, in the aggregate, approximately 75.2% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Our management has broad discretion over the use of the proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion over the use of our net proceeds that we received from the initial public offering, and our stockholders will be relying on the judgment of our management regarding the application of these proceeds. We expect to use the net proceeds from the initial public offering primarily for general corporate purposes, including working capital, sales and marketing activities, product development, general and administrative matters and capital expenditures. As such, our management could spend the proceeds in ways that do not necessarily improve our results of operations or enhance the value of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. However, for as long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our common stock held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an “emerging growth company” as of the following fiscal year.

We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We will be required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, the loan agreement for our credit facility contains a prohibition on the payment of cash dividends. Until such time that we pay a dividend, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;

•	a classified board of directors whose members can only be dismissed for cause;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings; and

•	the requirement of at least 75% of the outstanding capital stock to amend any of the foregoing second through fifth provisions.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From January 1, 2014 through March 31, 2014, we issued and sold to employees an aggregate of 10,875 shares of common stock upon the exercise of options under our 2005 Stock Plan at exercise prices ranging from $1.256 to $1.576 per share, for an aggregate amount of approximately $13 thousand.

The offers, sales and issuances of the securities described above in this Item 2 were deemed to be exempt from registration under the Securities Act under either (a) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (b) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Public Offerings of Common Stock

On March 5, 2014, we closed our initial public offering of 5,520,000 million shares of common stock, including 5,300,436 shares of common stock sold by us (inclusive of 500,436 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 219,564 shares of common stock sold by the selling stockholder at a price to the public of $22.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191840), which was declared effective by the SEC on February 27, 2014. The offering commenced on February 28, 2014, closed on March 5, 2014 and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Morgan Stanley & Co. LLC, Barclays Capital Inc., Jefferies LLC, RBC Capital Markets, LLC and Needham & Company, LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $121.4 million. We did not receive any proceeds from the sale of shares by the selling stockholder. We raised approximately $106.1 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $8.2 million and other offering expenses of approximately $2.4 million.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 3, 2014. Pending the uses described, we have invested the net proceeds in short-term securities such as certificates of deposit and money market funds.

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect

3.2	Amended and Restated Bylaws, as amended to date and as currently in effect

4.1	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Registrant and certain holders of the Registrant’s capital stock named therein, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(**)	In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

May 8, 2014	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

May 8, 2014	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended to date and as currently in effect

3.2	Amended and Restated Bylaws, as amended to date and as currently in effect

4.1	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Registrant and certain holders of the Registrant’s capital stock named therein, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(**)	In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.