Form 10-Q
period 2014-06-30
VARONIS SYSTEMS INC
filed 2014-08-06
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At August 4, 2014, there were 24,496,389 shares of Common Stock, par value $0.001 per share, outstanding.

i

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,128	$9,633
Short-term deposits	102	4,344
Restricted cash	—	171
Trade receivables (net of allowance for doubtful accounts of $ 178 at June 30, 2014 and $ 139 at December 31, 2013)	18,854	28,268
Prepaid expenses and other current assets	1,355	1,357

Total current assets	140,439	43,773

Long-term assets:
Other assets	295	1,625
Property and equipment, net	2,610	1,856

Total long-term assets	2,905	3,481

Total assets	$143,344	$47,254

Liabilities, convertible preferred stock and stockholders’ equity (deficiency)
Current liabilities:
Trade payables	$2,300	$2,163
Accrued expenses and other liabilities	12,883	11,643
Deferred revenues	25,868	26,591

Total current liabilities	41,051	40,397

Long-term liabilities:
Deferred revenues	2,146	2,109
Warrants to purchase convertible preferred stock	—	2,866
Severance pay	1,440	1,101
Other liabilities	15	14

Total long-term liabilities	3,601	6,090

Convertible preferred stock:
Preferred A, B, C, D and E stock of $ 0.001 par value - Authorized: no shares at June 30, 2014 and 16,986,384 shares at December 31, 2013; Issued and outstanding: no shares at June 30, 2014 and 15,082,141 shares at December 31, 2013	—	43,775

Stockholders’ equity (deficiency):
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at June 30, 2014 and 26,000,000 at December 31, 2013; Issued and outstanding: 24,456,389 shares at June 30, 2014 and 3,953,314 shares at December 31, 2013	24	4
Accumulated other comprehensive income	47	—
Additional paid-in capital	159,087	4,741
Accumulated deficit	(60,466)	(47,753)

Total stockholders’ equity (deficiency)	98,692	(43,008)

Total liabilities, convertible preferred stock and stockholders’ equity (deficiency)	$143,344	$47,254

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Licenses	$14,422	$10,498	$22,475	$16,377
Maintenance and services	10,194	7,339	19,596	14,040

Total revenues	24,616	17,837	42,071	30,417

Cost of revenues	2,491	1,507	4,533	2,856

Gross profit	22,125	16,330	37,538	27,561

Operating costs and expenses:
Research and development	6,832	4,875	13,271	9,394
Sales and marketing	17,186	10,500	31,427	19,708
General and administrative	2,665	2,220	5,330	3,759

Total operating expenses	26,683	17,595	50,028	32,861

Operating loss	(4,558)	(1,265)	(12,490)	(5,300)
Financial income (expenses) and other, net	74	(324)	36	(1,003)

Loss before income taxes	(4,484)	(1,589)	(12,454)	(6,303)
Income taxes	(155)	(47)	(259)	(124)

Net loss	$(4,639)	$(1,636)	$(12,713)	$(6,427)

Net loss per share of common stock, basic and diluted	$(0.19)	$(0.42)	$(0.71)	$(1.66)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	24,455,259	3,876,073	17,843,306	3,863,960

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(4,639)	$(1,636)	$(12,713)	$(6,427)

Other comprehensive income:
Unrealized gains on derivative instruments	69	—	47	—

Total other comprehensive income	69	—	47	—

Comprehensive loss	$(4,570)	$(1,636)	$(12,666)	$(6,427)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount		capital	income	deficit	(deficiency)
	(in thousands, except share data)

Balance as of January 1, 2013	14,856,481	$37,959	3,848,293	$4		$2,826	$—	$(40,278)	$(37,448)

Exercise of warrants to purchase Series D convertible preferred stock	225,660	5,816	—	—		—	—	—	—
Stock-based compensation expense	—	—	—	—		1,788	—	—	1,788
Exercise of stock options	—	—	105,021		*)	127	—	—	127
Net loss	—	—	—	—		—	—	(7,475)	(7,475)

Balance as of December 31, 2013	15,082,141	43,775	3,953,314	4		4,741	—	(47,753)	(43,008)

Conversion of warrants to purchase common stock	—	—	—	—		2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217		*)	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15		43,760	—	—	43,775
Stock-based compensation expense						1,624	—	—	1,624
Exercise of stock options	—	—	13,281		*)	30	—	—	30
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5		106,066	—	—	106,071
Unrealized gains on derivative instruments							47	—	47
Net loss	—	—	—	—		—	—	(12,713)	(12,713)

Balance as of June 30, 2014 (unaudited)	—	$—	24,456,389	$24		$159,087	$47	$(60,466)	$98,692

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(12,713)	$(6,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	534	353
Stock-based compensation	1,624	616
Capital loss from disposal of fixed assets	—	5
Amortization of deferred charges related to long-term loan	31	131
Revaluation of fair value of warrants to convertible preferred stock	—	604

Changes in assets and liabilities:
Trade receivables	9,414	5,701
Prepaid expenses and other current assets	18	407
Trade payables	137	(619)
Accrued expenses and other liabilities	721	(60)
Increase in severance pay, net	339	18
Deferred revenues	(686)	(650)
Other long term liabilities	1	(52)

Net cash provided by (used in) operating activities	(580)	27

Cash flows from investing activities:
Decrease (increase) in short-term deposit	4,242	(1)
Decrease (increase) in long-term deposits	46	(17)
Decrease (increase) in restricted cash	260	(53)
Purchase of property and equipment	(1,288)	(629)

Net cash provided by (used in) investing activities	3,260	(700)

Cash flows from financing activities:
Exercise of employee stock options	30	48
Payment of deferred equity offering cost	(662)	—
Net proceeds from initial public offering	108,447	—

Net cash provided by financing activities	107,815	48

Increase (decrease) in cash and cash equivalents	110,495	(625)
Cash and cash equivalents at beginning of period	9,633	14,470

Cash and cash equivalents at end of period	$120,128	$13,845

Supplemental disclosure of non-cash flow information:
Conversion of preferred stock to common stock	43,775	—
Conversion of liability warrants to equity	2,866	—
Deferred offering costs not yet paid	519	—
Deferred charges related to warrants granted to credit facilitator	—	$263

	$47,160	$263

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$46	$140

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

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

The Company had a stockholders’ equity (deficiency) of $98,692 (unaudited) and ($43,008) as of June 30, 2014 and December 31, 2013, respectively. The stockholders’ deficiency as of December 31, 2013, resulted from its preferred stock not being classified as equity. The preferred stock was only redeemable upon contingent events that were not probable. On March 5, 2014, the preferred stock was converted into common stock and therefore classified as equity (See Note 1b).

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Assets as of June 30, 2014(*)
	Notional Amount	Fair Value

Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in other current assets	$14,798	$47

(*)	The Company had no derivative instruments as of December 31, 2013.

f.	Recently Issued Accounting Pronouncement:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its financial statements.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the six months ended June 30, 2014.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2014 by level within the fair value hierarchy (in thousands):

	As of June 30, 2014 (unaudited)
	Level I	Level II	Level III	Fair Value

Financial Assets:
Forward foreign exchange contracts	—	47	—	47

Total financial assets	$—	$47	$—	$47

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2014 - 2026. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2014 – 2017.

Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2014 for the upcoming years were as follows:

Unaudited

2014	$1,313
2015	1,962
2016	3,396
2017	2,649
2018	2,675
Thereafter	20,168

$32,163

Total rent expenses for the period ended June 30, 2014 and the year ended December 31, 2013 were approximately $ 1,007 and $ 1,636, respectively.

On June 18, 2014, the Company entered into an amendment of the existing lease for its New York headquarters. Pursuant to the lease amendment, the Company is leasing two more floors in addition to the floor that it already leased in such building. The lease began on June 18, 2014 for one of the additional floors and will begin for the other floor upon the completion of construction work on such floor. The initial term of the lease was extended until February 26, 2026, and the Company has an option to extend the lease for an additional five years.

c.	On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA allowing the Company to borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of June 30, 2014 that rate amounted to 3.1%. This promissory note enables the Company to engage in foreign currency hedging transactions with Bank Leumi USA to manage the Company’s exposure to foreign currency risk without restricted cash requirements. Amounts may be borrowed under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2014, the Company did not borrow any amounts under the promissory note, and, as such, no interest expense has been recorded.

NOTE 4:–	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”). As of December 31, 2013, the Company had reserved 4,713,319 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. As of December 31, 2013, the Company granted options with respect to 4,656,855 shares of common stock under the 2005 Stock Plan. The options generally vest over four years. No awards were granted under the 2005 Stock Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Stock Plan.

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). As of June 30, 2014, the Company had reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Options granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the six months ended June 30, 2014 is as follows:

	Six Months Ended June 30, 2014 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding at the beginning of the year	3,233,235	$4.033	$65,723	5.700
Granted	516,940	$29.422
Exercised	(12,594)	$1.985
Forfeited	(21,929)	$17.290

Options outstanding at the end of the period	3,715,652	$7.493	$82,249	5.824

Vested and expected to vest	3,634,396	$7.148	$81,560	5.745

Options exercisable at the end of the period	2,682,549	$1.948	$72,596	4.508

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the six month period ended June 30, 2014 was $282. As of June 30, 2014 there was $13,229 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 3.3 years.

b.	The options outstanding as of June 30, 2014 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of June 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of June 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$ 0.070 - 0.901	758,047	2.871	$0.744	758,047	2.871	$0.744
$ 1.039 - 1.576	1,671,942	4.710	$1.260	1,663,059	4.702	$1.258
$ 6.230 - 8.800	180,773	7.382	$6.713	121,081	7.303	$6.758
$12.470	433,950	8.677	$12.470	140,362	8.644	$12.470
$21.14 - 24.23	459,090	9.640	$22.000	—	—	$—
$39.86	211,850	9.732	$39.860	—	—	$—

	3,715,652	5.824	$7.493	2,682,549	4.508	$1.948

c.	The fair value of stock option grants for the period ended June 30, 2014 was estimated using the following weighted average assumptions:

Period Ended June 30, 2014
Unaudited

Expected dividend yield	0%
Expected volatility	60%
Risk-free interest rate	2.21%
Expected term (years)	6.25

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of June 30, 2014 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

December 2006	40,090	$0.901	40,090	December 2016
February 2013	4,000	$12.470	1,333	February 2023
August 2013	5,000	$21.140	—	August 2023
October 2013	1,250	$24.230	—	October 2023
March 2014	18,350	$39.860	—	March 2024
May 2014	8,700	$22.010	—	May 2024

	77,390		41,423

e.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited) (In thousands)		(unaudited) (In thousands)

Cost of revenues	$46	$5	$66	$11
Research and development	272	126	471	185
Sales and marketing	519	199	859	265
General and administrative	141	92	228	155

Total	$978	$422	$1,624	$616

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues based on customer’s location:
United States	$14,814	$10,766	$23,884	$17,293
EMEA	7,605	5,382	14,548	10,287
Rest of the World	2,197	1,689	3,639	2,837

Total revenues	$24,616	$17,837	$42,071	$30,417

	June 30,	December 31,
	2014	2013
	Unaudited	Audited
	(In thousands)
Long-lived assets by geographic region:
United States	$918	$777
Israel	1,606	956
Other	86	123

	$2,610	$1,856

NOTE 6:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its consolidated financial statements as of June 30, 2014, the Company evaluated subsequent events through August 6, 2014, which is the date the financial statements were issued.

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

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products (including DatAnswers), and as of June 30, 2014, approximately 40% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for the period ended June 30, 2014 and 2013 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell the vast majority of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of June 30, 2014, we had approximately 2,750 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and six months ended June 30, 2014 approximately 60% and 57%, respectively, of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 31% and 35%, respectively. While we expect sales in the United States to continue to account for a majority of revenues in the near- and medium- term, we expect sales in Asia-Pacific and Latin America to account for a larger proportion of revenues in the long-term. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services aggressively in international markets. We plan to continue to expand our international operations as part of our growth strategy. In particular, we expect to expand our operations in Latin America and Asia. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales and marketing personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses, and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of June 30, 2014 and 2013, 95.5% and 98.5% of our customers, respectively, had purchased DatAdvantage; 19.7% and 21.7% of our customers, respectively, had purchased DataPrivilege; 24.4% and 21.4% of our customers, respectively, had purchased IDU Classification Framework; and 2.2% and 0.6% of our customers, respectively, had purchased Data Transport Engine. As of June 30, 2014 and 2013, 55.5% and 61.1% of our customers, respectively, made standalone purchases of DatAdvantage, and 0.4% of our customers made standalone purchases of DataPrivilege. As of June 30, 2014, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 58.6% and 58.9% of our total revenues for the three month periods ended June 30, 2014 and 2013, respectively, and 53.4% and 53.8% of our total revenues for the six month periods ended June 30, 2014 and 2013, respectively. We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three month periods ended June 30, 2014 and 2013, our revenues were $ 24.6 million and $17.8 million, respectively, representing year-over-year growth of 38%. For the six month periods ended June 30, 2014 and 2013, our revenues were $ 42.1 million and $30.4 million, respectively, representing year-over-year growth of 38%. For the three month periods ended June 30, 2014 and 2013, we had operating losses of $4.6 million and $1.3 million and net losses of $4.6 million and $1.6 million, respectively. For the six month periods ended June 30, 2014 and 2013, we had operating losses of $12.5 million and $5.3 million and net losses of $12.7 million and $6.4 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the periods ended June 30, 2014 and 2013 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)

Revenues:
Licenses	58.6%	58.9%
Maintenance and services	41.4	41.1

Total revenues	100.0%	100.0%

We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows. Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of June 30, 2014, we had approximately 2,750 customers across a broad array of company sizes and industries located in over 55 countries.

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

Financial Income (Expenses), Net

Prior to our IPO, financial income (expenses), net consisted primarily of charges to record outstanding warrants to purchase convertible preferred stock at fair value, interest earned on our cash, cash equivalents and short-term deposits and interest expense associated with our previously outstanding debt, foreign currency forward contract gains and losses, as well as foreign currency exchange gains and losses. Following the closing of our IPO during the first quarter of 2014, our outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase shares of common stock and, after such conversion, are no longer classified as a liability on our consolidated balance sheet or included as financial expenses in our consolidated statement of operations.

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

Results of Operations

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2014 and 2013 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2014	2013
	(unaudited)
	(In thousands)
Statement of Operations Data:
Revenues:
Licenses	$14,422	$10,498

Maintenance and services	10,194	7,339

Total revenues	24,616	17,837

Cost of revenues	2,491	1,507

Gross profit	22,125	16,330
Operating costs and expenses:
Research and development	6,832	4,875
Sales and marketing	17,186	10,500
General and administrative	2,665	2,220

Total operating expenses	26,683	17,595

Operating loss	(4,558)	(1,265)
Financial income (expenses), net	74	(324)

Loss before income taxes, net	(4,484)	(1,589)
Income taxes	(155)	(47)

Net loss	$(4,639)	$(1,636)

	Three Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	58.6%	58.9%
Maintenance and services	41.4	41.1

Total revenues	100.0	100.0

Cost of revenues	10.1	8.4

Gross profit	89.9	91.6

Operating costs and expenses:
Research and development	27.8	27.3
Sales and marketing	69.8	58.9
General and administrative	10.8	12.4

Total operating expenses	108.4	98.6

Operating loss	(18.5)	(7.1)
Financial income (expenses), net	0.3	(1.8)

Loss before income taxes, net	(18.2)	(8.9)

Income taxes	(0.6)	(0.3)

Net loss	(18.8)%	(9.2)%

Comparison of Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)
Revenues:
Licenses	$14,422	$10,498	37.4%
Maintenance and services	10,194	7,339	38.9

Total revenues	$24,616	$17,837	38.0%

	Three Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)

Revenues:
Licenses	58.6%	58.9%
Maintenance and services	41.4	41.1

Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 206 new customers in the three month period ended June 30, 2014 compared to 149 new customers in the three month period ended June 30, 2013, sales to existing customers and sales of new products. As of June 30, 2014 and 2013, we had approximately 2,750 and over 2,000 customers, respectively. A substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2014, 62% was attributable to revenues from new customers, and 38% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2013, 65% was attributable to revenues from new customers, and 35% was attributable to revenues from existing customers. As of June 30, 2014 and 2013, 40% and 37%, respectively, of our customers had purchased two or more products.

In each of the three months ended June 30, 2014 and 2013, our maintenance renewal rate was over 90%.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Cost of revenues	$2,491	$1,507	65.3%

	Three Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)

Total gross margin	89.9%	91.6%

The increase in cost of revenues was primarily related to an increase of $0.6 million in salaries and benefits expense due to increased headcount for support and professional services, a $0.2 million increase in facilities and allocated overhead costs and a $0.1 million increase in other related expenses due to the increased headcount.

Operating Costs and Expenses

	Three Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Operating costs and expenses:
Research and development	$6,832	$4,875	40.1%
Sales and marketing	17,186	10,500	63.7
General and administrative	2,665	2,220	20.0

Total operating expenses	$26,683	$17,595	51.7%

	Three Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)

Operating costs and expenses:
Research and development	27.8%	27.3%
Sales and marketing	69.8	58.9
General and administrative	10.8	12.4

Total operating expenses	108.4%	98.6%

The increase in research and development expenses was primarily related to an increase of $1.8 million in salaries and benefits and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $5.0 million increase in salaries and benefits and stock based compensation due to increased headcount in all regions to expand our sales force and commissions on increased customer orders. The remainder of the increase was attributable to a $0.4 million increase in marketing related expenses and a $0.4 million increase related to travel expenses.

The increase in general and administrative expenses was primarily related to an increase of $0.3 million in salaries and benefits, due to increased headcount to support the overall growth of our business and $0.1 million of other expenses primarily relating to rent, insurance and IT expenses.

Financial Income (Expenses), Net

	Three Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Financial income (expenses), net	$74	$(324)	122.8%

For the three months ended June 30, 2013, financial income (expense), net was primarily comprised of revaluation of our warrants to purchase convertible preferred stock. Upon completion of our IPO, the warrants automatically converted into warrants to purchase our common stock and, as a result, are no longer evaluated at each balance sheet date. As such, financial income (expense), net for the three months ended June 30, 2014 was primarily comprised of foreign exchange gains and interest income.

Income Taxes

	Three Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Income taxes	$(155)	$(47)	229.8%

Income taxes for the three months ended June 30, 2014 and 2013 were comprised primarily of foreign income taxes and state taxes.

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2014 and 2013 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(In thousands)
Statement of Operations Data:
Revenues:
Licenses	$22,475	$16,377
Maintenance and services	19,596	14,040

Total revenues	42,071	30,417

Cost of revenues	4,533	2,856

Gross profit	37,538	27,561
Operating costs and expenses:
Research and development	13,271	9,394
Sales and marketing	31,427	19,708
General and administrative	5,330	3,759

Total operating expenses	50,028	32,861

Operating loss	(12,490)	(5,300)
Financial income (expenses), net	36	(1,003)

Loss before income taxes, net	(12,454)	(6,303)
Income taxes	(259)	(124)

Net loss	$(12,713)	$(6,427)

	Six Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	53.4%	53.8%
Maintenance and services	46.6	46.2

Total revenues	100.0	100.0

Cost of revenues	10.8	9.4

Gross profit	89.2	90.6

Operating costs and expenses:
Research and development	31.5	30.9
Sales and marketing	74.7	64.7
General and administrative	12.7	12.4

Total operating expenses	118.9	108.0

Operating loss	(29.7)	(17.4)
Financial income (expenses), net	0.1	(3.3)

Loss before income taxes, net	(29.6)	(20.7)

Income taxes	(0.6)	(0.4)

Net loss	(30.2)%	(21.1)%

Comparison of Six Months Ended June 30, 2014 and 2013

Revenues

	Six Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)
Revenues:
Licenses	$22,475	$16,377	37.2%
Maintenance and services	19,596	14,040	39.6

Total revenues	$42,071	$30,417	38.3%

	Six Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)

Revenues:
Licenses	53.4%	53.8%
Maintenance and services	46.6	46.2

Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 364 new customers in the six month period ended June 30, 2014 compared to 270 new customers in the six month period ended June 30, 2013, sales to existing customers and sales of new products. As of June 30, 2014 and 2013, we had approximately 2,750 and 2,000 customers, respectively. A substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2013, 69% was attributable to revenues from new customers, and 31% was attributable to revenues from existing customers. As of June 30, 2014 and 2013, 40% and 37%, respectively, of our customers had purchased two or more products.

In each of the six months ended June 30, 2014 and 2013, our maintenance renewal rate was over 90%.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Cost of revenues	$4,533	$2,856	58.7%

	Six Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)

Total gross margin	89.2%	90.6%

The increase in cost of revenues was primarily related to an increase of $1.1 million in salaries and benefits expense due to increased headcount for support and professional services, $0.3 million increase in facilities and allocated overhead costs and a $0.2 million increase in other related expenses due to the increased headcount.

Operating Costs and Expenses

	Six Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Operating costs and expenses:
Research and development	$13,271	$9,394	41.3%
Sales and marketing	31,427	19,708	59.5
General and administrative	5,330	3,759	41.8

Total operating expenses	$50,028	$32,861	52.2%

	Six Months Ended June 30,
	2014	2013
	(As a percentage of total revenues)

Operating costs and expenses:
Research and development	31.5%	30.9%
Sales and marketing	74.7	64.7
General and administrative	12.7	12.4

Total operating expenses	118.9%	108.0%

The increase in research and development expenses was primarily related to an increase of $3.3 million in salaries and benefits and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products. We also had an increase of $0.3 million in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $9.0 million increase in salaries and benefits and stock based compensation due to increased headcount in all regions to expand our sales force and commissions on increased customer orders. The remainder of the increase was attributable to a $0.9 million increase in marketing related expenses and a $0.7 million increase related to travel expenses.

The increase in general and administrative expenses was primarily related to an increase of $0.7 million in salaries and benefits, due to increased headcount to support the overall growth of our business, an increase of $0.5 million of other expenses primarily relating to rent, insurance and IT expenses and an increase of $0.3 million in consulting and services fees primarily in connection with becoming a public company.

Financial Income (Expenses), Net

	Six Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Financial income (expenses), net	$36	$(1,003)	103.6%

For the six months ended June 30, 2013, financial income (expense), net was primarily comprised of revaluation of warrants to purchase convertible preferred stock. Upon completion of our IPO, the warrants automatically converted into warrants to purchase our common stock and, as a result, are no longer evaluated at each balance sheet date. As such, financial income (expense), net for the six months ended June 30, 2014 was primarily comprised of foreign exchange gains and interest income.

Income Taxes

	Six Months Ended June 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Income taxes	$(259)	$(124)	108.9%

Income taxes for the six months ended June 30, 2014 and 2013 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(In thousands)

Net cash provided by (used in) operating activities	$(580)	$27
Net cash provided by (used in) investing activities	3,260	(700)
Net cash provided by financing activities	107,815	48

Increase (decrease) in cash and cash equivalents	$110,495	$(625)

Since 2009, we have funded our operations primarily through cash generated from operations. In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On June 30, 2014, our cash and cash equivalents and short-term deposits of $120.2 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2014, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

As of June 30, 2014, we had no outstanding debt under our debt agreements. We have begun incurring costs as a public company that we had not previously incurred prior to our initial public offering, including, but not limited to, increased directors’ and officers’ insurance, consultants fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and various other costs.

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

For the six months ended June 30, 2014, cash outflows from our operating activities were $0.6 million. Net cash used in operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a low or negative sequential revenue growth in the first quarter. While both patterns had an impact on the six months ended June 30, 2014, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating income (loss) because the majority of our expenses are relatively fixed in the short term. For the six months ended June 30, 2014, net cash outflows from our operating activities reflect our net loss of $12.7 million, adjusted by non-cash charges of $2.2 million. Our net loss was primarily driven by increased headcount of our sales force personnel. Additional sources of cash outflows were from changes in our working capital, including a $0.7 million decrease in deferred revenues. This is partially offset by a $9.4 million decrease in accounts receivable reflecting the seasonal pattern discussed above, a $1.1 million increase in accrued compensation and accrued expenses and other liabilities and a $0.1 million increase in accounts payable due to the timing of payments. Our days’ sales outstanding (“DSO”) was 74 days as of June 30, 2014.

For the six months ended June 30, 2013, cash inflows from our operating activities were $0.03 million, reflecting a $5.7 million decrease in accounts receivable and a $0.4 million decrease in prepaid expenses and other current assets, partially offset by our net loss of $6.4 million, adjusted by non-cash charges of $1.7 million. Additional sources of cash outflows were from changes in our working capital, including a $0.7 million decrease in deferred revenues and $0.6 million decrease in accounts payable due to the timing of payments. Our DSO was 74 days as of June 30, 2013.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2014, net cash provided by investing activities of $3.3 million was primarily attributable to a decrease of $4.2 million in short-term deposits and a decrease of $0.3 million in restricted cash, partially offset by a $1.3 million increase in capital expenditures for technology hardware to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During the six months ended June 30, 2013, net cash used in investing activities of $0.7 million was primarily attributable to capital expenditures for technology hardware to support our growth during the period, as well as software, office equipment and leasehold improvements.

Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities of $107.8 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

For the six months ended June 30, 2013, net cash provided by financing activities of $0.05 million was attributable to proceeds received from the sale of common stock.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of June 30, 2014, that rate amounted to 3.1%. This promissory note enables us to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2014, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2014 for the upcoming years were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligation	$32,163	$1,313	$5,358	$5,324	$20,168

On June 18, 2014, we entered into an amendment of the existing lease for our New York headquarters. Pursuant to the lease amendment, we are leasing two more floors in addition to the floor that we already leased in such building. The lease began on June 18, 2014 for one of the additional floors and will begin for the other floor upon the completion of construction work on such floor. The initial term of the lease was extended until February 26, 2026, and we have an option to extend the lease for an additional five years.

We have obligations related to unrecognized tax benefit liabilities totaling $0.4 million, which have been excluded from the table above as we do not think it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for us in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. We are still evaluating the impact of implementation of this standard on our financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the six months ended June 30, 2014 and 2013 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro and Pounds Sterling. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $120.2 million as of June 30, 2014. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of June 30, 2014, we had no outstanding obligations under our line of credit. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $39.8 million in 2011 to $74.6 million in 2013. Our number of employees and independent contractors increased from 281 as of December 31, 2011 to 722 as of June 30, 2014. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to aggressively grow our business. For example, we plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, including in additional countries where we have not previously had a presence, and we intend to make direct and substantial investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We have incurred net losses in each year since our inception, including net losses of $3.8 million in 2011, $4.8 million in 2012 and $7.5 million in 2013 and $12.7 million in the six months ended June 30, 2014. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2013 and for the six months ended June 30, 2014, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2013, our channel partners fulfilled the vast majority of our sales, and we expect that sales to channel partners will continue to account for a substantial portion of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and particularly the relationships we have with our larger channel partners, such as EMC, which accounted for 5.4% and 6.1% of our revenues for the six month period ended June 30, 2014 and for the year ended December 31, 2013, respectively.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2012 and 2013 and for the six month period ended June 30, 2014 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2013 and for the six months ended June 30, 2014, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of July 31, 2014, we had 16 issued patents in the United States and 42 pending U.S. patent applications. We also had three patents issued and 56 applications pending for examination in non-U.S. jurisdictions, and 42 pending Patent Cooperation Treaty (the “PCT”), patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We believe that enhancing the “Varonis” brand identity and maintaining our reputation in the information technology industry is critical to our relationships with our customers and to our ability to attract new customers. Our brand recognition and reputation is dependent upon:

•	our ability to continue to offer high-quality, innovative and error- and bug-free products;

•	our ability to maintain customer satisfaction with our products;

•	our ability to be responsive to customer concerns and provide high quality customer support, training and professional services;

•	our marketing efforts;

•	any misuse or perceived misuse of our products;

•	positive or negative publicity;

•	interruptions, delays or attacks on our website; and

•	litigation or regulatory-related developments.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2013, and for the six months ended June 30, 2014, approximately 57% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our growth strategy. In particular, we expect to expand our operations in Latin America and Asia. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, New Israeli Shekels, or NIS, and Pounds Sterling. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currencies. The weakening of the U.S. dollar against such currencies would cause the dollar equivalent of such expenses to increase. This could have a negative impact on our reported results of operations. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

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

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities, and a number of state and non-state actors have publicly committed to its destruction. Political, economic and security conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

Some of our officers and employees in Israel are obligated to perform routine military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they have been and may in the future be called to active reserve duty at any time under emergency circumstances for extended periods of time. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service, and any significant disruption in our operations could harm our business.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $19.69 to $56.80 through August 5, 2014. On August 5, 2014, the closing price of our common stock was $22.80. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

We have a small public float relative to the total number of shares of our common stock that are issued and outstanding, and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws and lock-up agreements. Some of these shares will be sold into the public market as these restrictions expire. In particular, as of June 30, 2014, approximately 18.7 million shares of our common stock will become eligible for sale into the public market upon expiration of underwriter lock-up agreements in late August 2014. Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

In addition, as of June 30, 2014, we had options outstanding that, if fully exercised, would result in the issuance of approximately 3.8 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above.

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

As of June 30, 2014, our executive officers, directors and 5% or greater stockholders beneficially owned, in the aggregate, approximately 75.2% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. However, for as long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

None.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.2	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(**)	In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

August 6, 2014	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

August 6, 2014	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.2	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(**)	In accordance with Rule 406T of Regulation S-T, the information in this exhibit is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing, and otherwise is not subject to liability under these sections.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.