Form 10-Q
period 2014-09-30
VARONIS SYSTEMS INC
filed 2014-11-10
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At November 6, 2014, there were 24,566,214 shares of Common Stock, par value $0.001 per share, outstanding.

i

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:

Cash and cash equivalents	$115,237	$9,633
Short-term deposits	102	4,344
Restricted cash	—	171
Trade receivables (net of allowance for doubtful accounts of $ 200 at September 30, 2014 and $ 139 at December 31, 2013)	21,146	28,268
Prepaid expenses and other current assets	1,496	1,357

Total current assets	137,981	43,773

Long-term assets:
Other assets	950	1,625
Property and equipment, net	2,737	1,856

Total long-term assets	3,687	3,481

Total assets	$141,668	$47,254

Liabilities, convertible preferred stock and stockholders’ equity (deficiency)
Current liabilities:
Trade payables	$2,754	$2,163
Accrued expenses and other liabilities	14,881	11,643
Deferred revenues	25,914	26,591

Total current liabilities	43,549	40,397

Long-term liabilities:
Deferred revenues	3,083	2,109
Warrants to purchase convertible preferred stock	—	2,866
Severance pay	1,445	1,101
Other liabilities	445	14

Total long-term liabilities	4,973	6,090

Convertible preferred stock:
Preferred A, B, C, D and E stock of $ 0.001 par value - Authorized: no shares at September 30, 2014 and 16,986,384 shares at December 31, 2013; Issued and outstanding: no shares at September 30, 2014 and 15,082,141 shares at December 31, 2013	—	43,775

Stockholders’ equity (deficiency):
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at September 30, 2014 and 26,000,000 at December 31, 2013; Issued and outstanding: 24,564,444 shares at September 30, 2014 and 3,953,314 shares at December 31, 2013	24	4
Accumulated other comprehensive loss	(542)	—
Additional paid-in capital	160,484	4,741
Accumulated deficit	(66,820)	(47,753)

Total stockholders’ equity (deficiency)	93,146	(43,008)

Total liabilities, convertible preferred stock and stockholders’ equity (deficiency)	$141,668	$47,254

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Licenses	$14,239	$10,256	$36,714	$26,633
Maintenance and services	11,324	8,254	30,920	22,294

Total revenues	25,563	18,510	67,634	48,927

Cost of revenues	2,590	1,652	7,123	4,508

Gross profit	22,973	16,858	60,511	44,419

Operating costs and expenses:
Research and development	7,316	5,712	20,587	15,106
Sales and marketing	17,741	11,115	49,168	30,823
General and administrative	3,030	2,158	8,360	5,917

Total operating expenses	28,087	18,985	78,115	51,846

Operating loss	(5,114)	(2,127)	(17,604)	(7,427)
Financial expenses, net	(944)	(387)	(908)	(1,390)

Loss before income taxes	(6,058)	(2,514)	(18,512)	(8,817)
Income taxes	(296)	(50)	(555)	(174)

Net loss	$(6,354)	$(2,564)	$(19,067)	$(8,991)

Net loss per share of common stock, basic and diluted	$(0.26)	$(0.66)	$(0.95)	$(2.32)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	24,516,417	3,897,203	20,100,388	3,875,204

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(6,354)	$(2,564)	$(19,067)	$(8,991)

Other comprehensive loss:
Unrealized losses on derivative instruments	(589)	—	(542)	—

Total other comprehensive loss	(589)	—	(542)	—

Comprehensive loss	$(6,943)	$(2,564)	$(19,609)	$(8,991)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficiency)
	Number	Amount	Number	Amount
	(in thousands, except share data)

Balance as of January 1, 2013	14,856,481	$37,959	3,848,293	$4		$2,826	$—	$(40,278)	$(37,448)

Exercise of warrants to purchase Series D convertible preferred stock	225,660	5,816	—	—		—	—	—	—
Stock-based compensation expense	—	—	—	—		1,788	—	—	1,788
Exercise of stock options	—	—	105,021		*)	127	—	—	127
Net loss	—	—	—	—		—	—	(7,475)	(7,475)

Balance as of December 31, 2013	15,082,141	43,775	3,953,314	4		4,741	—	(47,753)	(43,008)

Conversion of warrants to purchase common stock	—	—	—	—		2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217		*)	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15		43,760	—	—	43,775
Stock-based compensation expense						2,838	—	—	2,838
Exercise of stock options	—	—	120,451		*)	213	—	—	213
Exercise of restricted stock units	—	—	885		*)	—	—	—	—
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5		106,066	—	—	106,071
Unrealized loss on derivative instruments							(542)	—	(542)
Net loss	—	—	—	—		—	—	(19,067)	(19,067)

Balance as of September 30, 2014 (unaudited)	—	$—	24,564,444	$24		$160,484	$(542)	$(66,820)	$93,146

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(19,067)	$(8,991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	858	566
Stock-based compensation	2,838	1,126
Capital loss from disposal of fixed assets	—	(5)
Amortization of deferred charges related to loan	93	162
Revaluation of fair value of warrants to convertible preferred stock	—	1,508
Changes in assets and liabilities:
Trade receivables	7,122	5,881
Prepaid expenses and other current assets	(232)	463
Other long term assets	(615)	—
Trade payables	591	(384)
Accrued expenses and other liabilities	2,696	263
Increase in severance pay, net	344	57
Deferred revenues	297	183
Other long term liabilities	431	(47)

Net cash provided by (used in) operating activities	(4,644)	782

Cash flows from investing activities:
Decrease (increase) in short-term deposit	4,242	(1)
Decrease (increase) in long-term deposits	48	(30)
Decrease (increase) in restricted cash	218	(332)
Purchase of property and equipment	(1,739)	(828)

Net cash provided by (used in) investing activities	2,769	(1,191)

Cash flows from financing activities:
Exercise of employee stock options	213	56
Exercise of warrants to purchase Series D convertible preferred stock	—	1,137
Payment of deferred equity offering cost	(1,181)	—
Net proceeds from initial public offering	108,447	—

Net cash provided by financing activities	107,479	1,193

Increase in cash and cash equivalents	105,604	784
Cash and cash equivalents at beginning of period	9,633	14,470

Cash and cash equivalents at end of period	$115,237	$15,254

Supplemental disclosure of non-cash flow information:
Conversion of preferred stock to common stock	43,775	—
Conversion of liability warrants to equity	2,866	—
Deferred charges related to warrants granted to credit facilitator	—	263
Exercise of warrants to purchase Series D convertible preferred stock	—	4,679

	$46,641	$4,942

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$103	$187

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

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

The Company’s software products and services allow enterprises to map, analyze, manage and migrate their unstructured data. The Company specializes in human-generated data, a type of unstructured data that includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees. Through its products the DatAdvantage platform, DataPrivilege, IDU Classification Framework, DatAnywhere, Data Transport Engine and DatAnswers (collectively, the “Products”), the software platform allows enterprises to realize the value of their human-generated data in ways that are not resource-intensive and easy to implement.

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF and VSC resell the Company’s products and services mainly in the UK, Germany, rest of Europe and Canada, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end users customers.

The Company had a stockholders’ equity (deficiency) of $93,146 (unaudited) and ($43,008) as of September 30, 2014 and December 31, 2013, respectively. The stockholders’ deficiency as of December 31, 2013 resulted from its preferred stock not being classified as equity. The preferred stock was only redeemable upon contingent events that were not probable. On March 5, 2014, the preferred stock was converted into common stock and therefore classified as equity (See Note 1b).

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

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecast to be incurred in currencies other than the U.S. dollar. A majority of the Company’s revenues and a majority of its operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the New Israeli Shekel (“NIS”).

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	Liabilities as of September 30, 2014 (*)
	Notional Amount	Fair Value

Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in other current liabilities	$8,079	$(542)

(*)	The Company had no derivative instruments as of December 31, 2013.

For the three and nine months ended September 30, 2014, the unaudited consolidated statements of operations reflect a loss of approximately $167 and $149, respectively, related to foreign currency forward contracts. The Company had no derivative instruments for the three and nine months ended September 30, 2013.

f.	Recently Issued Accounting Pronouncement:

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company does not expect the impact of the adoption of ASU 2014-08 to be material to its consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its consolidated financial statements.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the nine months ended September 30, 2014.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2014 by level within the fair value hierarchy (in thousands):

	As of September 30, 2014 (unaudited)
	Level I	Level II	Level III	Fair Value

Financial Liabilities:
Forward foreign exchange contracts	—	(542)	—	(542)

Total financial liabilities	$—	$(542)	$—	$(542)

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

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

Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2014 for the upcoming years were as follows:

Unaudited

2014	$655
2015	1,879
2016	3,319
2017	2,649
2018	2,675
Thereafter	20,168

$31,345

Total rent expenses for the nine months ended September 30, 2014 and the year ended December 31, 2013 were approximately $ 2,106 and $ 1,636, respectively.

c.	On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA allowing the Company to borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of September 30, 2014 that rate amounted to 3.1%. This promissory note enables the Company to engage in foreign currency hedging transactions with Bank Leumi USA to manage the Company’s exposure to foreign currency risk without restricted cash requirements. Amounts may be borrowed under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2014, the Company did not borrow any amounts under the promissory note, and, as such, no interest expense has been recorded.

NOTE 4:–	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”). As of December 31, 2013, the Company had reserved 4,713,319 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. As of December 31, 2013, the Company granted options with respect to 4,656,855 shares of common stock under the 2005 Stock Plan. The options generally vest over four years. No awards were granted under the 2005 Stock Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Stock Plan.

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). As of September 30, 2014, the Company had reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Options granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the nine months ended September 30, 2014 is as follows:

	Nine Months Ended September 30, 2014 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding at the beginning of the year	3,233,235	$4.033	$65,723	5.700
Granted	838,940	$26.189
Exercised	(94,674)	$2.369
Forfeited	(40,530)	$18.360

Options outstanding at the end of the period	3,936,971	$8.647	$56,768	5.975

Vested and expected to vest	3,839,163	$8.287	$56,523	5.889

Options exercisable at the end of the period	2,674,799	$2.284	$53,004	4.428

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the nine month period ended September 30, 2014 was $2,239. As of September 30, 2014, there was $15,354 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 3.3 years.

b.	The options outstanding as of September 30, 2014 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of September 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of September 30, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$ 0.070 - 0.901	693,467	2.682	$0.752	693,467	2.682	$0.752
$ 1.039 - 1.576	1,669,345	4.495	$1.260	1,665,478	4.492	$1.259
$ 6.230 - 8.800	174,596	7.138	$6.723	125,290	7.063	$6.756
$12.470	415,711	8.425	$12.470	159,613	8.398	$12.470
$21.14 - 24.23	774,902	9.586	$21.591	30,951	8.953	$21.131
$39.86	208,950	9.479	$39.860	—	—	$—

	3,936,971	5.975	$8.647	2,674,799	4.428	$2.284

c.	The fair value of stock option grants for the period ended September 30, 2014 was estimated using the following weighted average assumptions:

Period Ended September 30, 2014
Unaudited

Expected dividend yield	0%
Expected volatility	60%
Risk-free interest rate	2.22%
Expected term (years)	6.25

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of September 30, 2014 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

December 2006	15,000	$0.901	15,000	December 2016
February 2013	4,000	$12.470	1,581	February 2023
August 2013	5,000	$21.140	1,351	August 2023
October 2013	1,250	$24.230	—	October 2023
March 2014	17,050	$39.860	—	March 2024
May 2014	8,700	$22.010	—	May 2024
August 2014	36,250	$21.000	—	August 2024

	87,250		17,932

e.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited) (In thousands)		(unaudited) (In thousands)

Cost of revenues	$55	$9	$121	$20
Research and development	319	151	790	336
Sales and marketing	614	252	1,473	517
General and administrative	226	98	454	253

Total	$1,214	$510	$2,838	$1,126

f.	Restricted stock units for non-employee directors:

The following provides a summary of the restricted stock unit activity for the Company for the nine months ended September 30, 2014:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value	Average Intrinsic Value

Outstanding as of January 1, 2014	—	$—
Granted	31,905	$21.00
Vested	(1,770)	$21.00
Forfeited	—	$—

Unvested as of September 30, 2014	30,135	$21.00	$3

NOTE 5:-GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues based on customer’s location:
United States	$15,080	$10,595	$38,964	$27,888
EMEA	8,543	6,443	23,091	16,730
Rest of the World	1,940	1,472	5,579	4,309

Total revenues	$25,563	$18,510	$67,634	$48,927

	September 30,	December 31,
	2014	2013
	Unaudited	Audited
	(In thousands)
Long-lived assets by geographic region:
United States	$1,006	$777
Israel	1,600	956
Other	131	123

	$2,737	$1,856

NOTE 6:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its consolidated financial statements as of September 30, 2014, the Company evaluated subsequent events through November 10, 2014, which is the date the financial statements were issued.

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

We have been a pioneer in developing a software platform that allows enterprises to realize the value of their human-generated data in ways that are not resource-intensive and are easy to implement. The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and subsequently valuable. Similarly, our Metadata Framework creates advanced searchable data structures and provides real-time intelligence about an enterprise’s massive volumes of human-generated content, making human-generated data more valuable to the organization. IT and business personnel deploy our software for a variety of use cases, including data governance, data security, search, archiving, file synchronization, enhanced mobile data accessibility and information collaboration.

We started operations in 2005 with a vision to make enterprise human-generated data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for all of an enterprise’s human-generated data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. More recently in 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In May 2014, we introduced DatAnswers, a secure enterprise search solution for human generated data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products (including DatAnswers), and as of September 30, 2014, approximately 41% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for the period ended September 30, 2014 and 2013 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell the vast majority of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of September 30, 2014, we had approximately 3,000 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and nine months ended September 30, 2014, approximately 59% and 58%, respectively, of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 33% and 34%, respectively. While we expect sales in the United States to continue to account for a majority of our revenues in the near- and medium- term, we expect sales in Asia-Pacific and Latin America to account for a larger proportion of revenues in the long-term. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services aggressively in international markets. We plan to continue to expand our international operations as part of our growth strategy. In particular, we expect to expand our operations in Latin America and Asia. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales and marketing personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of September 30, 2014 and 2013, 94.8% and 97.7% of our customers, respectively, had purchased DatAdvantage; 19.4% and 21.0% of our customers, respectively, had purchased DataPrivilege; 25.5% and 22.0% of our customers, respectively, had purchased IDU Classification Framework; and 2.6% and 1.2% of our customers, respectively, had purchased Data Transport Engine. As of

September 30, 2014 and 2013, 53.8% and 59.7% of our customers, respectively, made standalone purchases of DatAdvantage, and 0.4% of our customers made standalone purchases of DataPrivilege. As of September 30, 2014, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 55.7% and 55.4% of our total revenues for the three month periods ended September 30, 2014 and 2013, respectively, and 54.3% and 54.4% of our total revenues for the nine month periods ended September 30, 2014 and 2013, respectively. We expect maintenance and services revenues to comprise a larger portion of our total revenues as our installed customer base grows.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three month periods ended September 30, 2014 and 2013, our revenues were $ 25.6 million and $18.5 million, respectively, representing year-over-year growth of 38%. For the nine month periods ended September 30, 2014 and 2013, our revenues were $ 67.6 million and $ 48.9 million, respectively, representing year-over-year growth of 38%. For the three month periods ended September 30, 2014 and 2013, we had operating losses of $ 5.1 million and $ 2.1 million and net losses of $ 6.4 million and $ 2.6 million, respectively. For the nine month periods ended September 30, 2014 and 2013, we had operating losses of $ 17.6 million and $ 7.4 million and net losses of $19.1 million and $ 9.0 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the periods ended September 30, 2014 and 2013 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Revenues:
Licenses	55.7%	55.4%
Maintenance and services	44.3	44.6

Total revenues	100.0%	100.0%

We expect maintenance and services revenues to comprise a larger portion of our total revenues as our installed customer base grows. Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of September 30, 2014, we had approximately 3,000 customers across a broad array of company sizes and industries located in over 55 countries.

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

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2014 and 2013 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2014	2013
	(unaudited)
	(In thousands)
Statement of Operations Data:
Revenues:
Licenses	$14,239	$10,256

Maintenance and services	11,324	8,254

Total revenues	25,563	18,510

Cost of revenues	2,590	1,652

Gross profit	22,973	16,858
Operating costs and expenses:
Research and development	7,316	5,712
Sales and marketing	17,741	11,115
General and administrative	3,030	2,158

Total operating expenses	28,087	18,985

Operating loss	(5,114)	(2,127)
Financial expenses, net	(944)	(387)

Loss before income taxes, net	(6,058)	(2,514)
Income taxes	(296)	(50)

Net loss	$(6,354)	$(2,564)

	Three Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	55.7%	55.4%
Maintenance and services	44.3	44.6

Total revenues	100.0	100.0

Cost of revenues	10.1	8.9

Gross profit	89.9	91.1

Operating costs and expenses:
Research and development	28.6	30.9
Sales and marketing	69.4	60.0
General and administrative	11.9	11.7

	Three Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Total operating expenses	109.9	102.6

Operating loss	(20.0)	(11.5)
Financial expenses, net	(3.7)	(2.1)

Loss before income taxes, net	(23.7)	(13.6)

Income taxes	(1.2)	(0.3)

Net loss	(24.9)%	(13.9)%

Revenues

	Three Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Revenues:
Licenses	$14,239	$10,256	38.8%
Maintenance and services	11,324	8,254	37.2

Total revenues	$25,563	$18,510	38.1%

	Three Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Revenues:
Licenses	55.7%	55.4%
Maintenance and services	44.3	44.6

Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 223 new customers in the three month period ended September 30, 2014 compared to 173 new customers in the three month period ended September 30, 2013, sales to existing customers and sales of new products. As of September 30, 2014 and 2013, we had approximately 3,000 and over 2,100 customers, respectively. A substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2013, 65% was attributable to revenues from new customers, and 35% was attributable to revenues from existing customers. As of September 30, 2014 and 2013, 41% and 38%, respectively, of our customers had purchased two or more products.

In each of the three months ended September 30, 2014 and 2013, our maintenance renewal rate was over 90%.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Cost of revenues	$2,590	$1,652	56.8%

	Three Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Total gross margin	89.9%	91.1%

The increase in cost of revenues was primarily related to an increase of $0.9 million in salaries and benefits expense due to increased headcount for support and professional services.

Operating Costs and Expenses

	Three Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Operating costs and expenses:
Research and development	$7,316	$5,712	28.1%
Sales and marketing	17,741	11,115	59.6
General and administrative	3,030	2,158	40.4

Total operating expenses	$28,087	$18,985	47.9%

	Three Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Operating costs and expenses:
Research and development	28.6%	30.9%
Sales and marketing	69.4	60.0
General and administrative	11.9	11.7

Total operating expenses	109.9%	102.6%

The increase in research and development expenses was primarily related to an increase of $1.0 million in salaries and benefits and stock based compensation resulting from increased headcount consultants as part of our focus on enhancing and developing our existing and new products and a $0.4 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $5.1 million increase in salaries and benefits and stock based compensation due to increased headcount in all regions to expand our sales force and commissions on increased customer orders. The remainder of the increase was attributable to a $0.6 million increase in facilities and allocated overhead costs and a $0.4 million increase related to travel expenses.

The increase in general and administrative expenses was primarily related to an increase of $0.3 million in salaries and benefits and stock based compensation, due to increased headcount to support the overall growth of our business, an increase of $0.3 million of other expenses predominantly relating to rent, insurance and IT expenses and an increase of $0.2 million in consulting and services fees.

Financial Expenses, Net

	Three Months Ended September 30,		%Change
	2014	2013
	(unaudited) (In thousands)

Financial expenses, net	$(944)	$(387)	143.9%

For the three months ended September 30, 2014 financial expenses, net was primarily comprised of foreign exchange losses. For the three months ended September 30, 2013, financial expenses, net was primarily comprised of revaluation of our warrants to purchase convertible preferred stock. Upon completion of our IPO, the warrants automatically converted into warrants to purchase our common stock and, as a result, are no longer evaluated at each balance sheet date.

Income Taxes

	Three Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Income taxes	$(296)	$(50)	492.0%

Income taxes for the three months ended September 30, 2014 and 2013 were comprised primarily of foreign income taxes and state taxes.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2014 and 2013 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(In thousands)
Statement of Operations Data:
Revenues:
Licenses	$36,714	$26,633
Maintenance and services	30,920	22,294

Total revenues	67,634	48,927

Cost of revenues	7,123	4,508

Gross profit	60,511	44,419
Operating costs and expenses:
Research and development	20,587	15,106
Sales and marketing	49,168	30,823
General and administrative	8,360	5,917

Total operating expenses	78,115	51,846

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(In thousands)
Operating loss	(17,604)	(7,427)
Financial expenses, net	(908)	(1,390)

Loss before income taxes, net	(18,512)	(8,817)
Income taxes	(555)	(174)

Net loss	$(19,067)	$(8,991)

	Nine Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	54.3%	54.4%
Maintenance and services	45.7	45.6

Total revenues	100.0	100.0

Cost of revenues	10.5	9.2

Gross profit	89.5	90.8

Operating costs and expenses:
Research and development	30.4	30.9
Sales and marketing	72.7	63.0
General and administrative	12.4	12.1

Total operating expenses	115.5	106.0

Operating loss	(26.0)	(15.2)
Financial expenses, net	(1.4)	(2.8)

Loss before income taxes, net	(27.4)	(18.0)

Income taxes	(0.8)	(0.4)

Net loss	(28.2)%	(18.4)%

Revenues

	Nine Months Ended September 30,		% Change
	2014	2013
	(unaudited)
	(In thousands)
Revenues:
Licenses	$36,714	$26,633	37.9%
Maintenance and services	30,920	22,294	38.7

Total revenues	$67,634	$48,927	38.2%

	Nine Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Revenues:
Licenses	54.3%	54.4%
Maintenance and services	45.7	45.6

Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 587 new customers in the nine month period ended September 30, 2014 compared to 443 new customers in the nine month period ended September 30, 2013, sales to existing customers and sales of new products. As of September 30, 2014 and 2013, we had approximately 3,000 and over 2,100 customers, respectively. A substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2013, 68% was attributable to revenues from new customers, and 32% was attributable to revenues from existing customers. As of September 30, 2014 and 2013, 41% and 38%, respectively, of our customers had purchased two or more products.

In each of the nine months ended September 30, 2014 and 2013, our maintenance renewal rate was over 90%.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Cost of revenues	$7,123	$4,508	58.0%

	Nine Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Total gross margin	89.5%	90.8%

The increase in cost of revenues was primarily related to an increase of $2.0 million in salaries and benefits expense due to increased headcount for support and professional services and a $0.3 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Nine Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Operating costs and expenses:
Research and development	$20,587	$15,106	36.3%
Sales and marketing	49,168	30,823	59.5
General and administrative	8,360	5,917	41.3

Total operating expenses	$78,115	$51,846	50.7%

	Nine Months Ended September 30,
	2014	2013
	(As a percentage of total revenues)

Operating costs and expenses:
Research and development	30.4%	30.9%
Sales and marketing	72.7	63.0
General and administrative	12.4	12.1

Total operating expenses	115.5%	106.0%

The increase in research and development expenses was primarily related to an increase of $4.3 million in salaries and benefits and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products. We also had an increase of $0.7 million in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $14.1 million increase in salaries and benefits and stock based compensation due to increased headcount in all regions to expand our sales force and commissions on increased customer orders. The remainder of the increase was attributable to a $1.1 million increase related to travel expenses and a $0.9 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $1.1 million in salaries and benefits and stock based compensation, due to increased headcount to support the overall growth of our business, an increase of $0.7 million of other expenses predominantly relating to rent, insurance and IT expenses and an increase of $0.4 million in consulting and services fees.

Financial Expenses, Net

	Nine Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Financial expenses, net	$(908)	$(1,390)	34.7%

For the nine months ended September 30, 2014, financial expenses, net was primarily comprised of foreign exchange losses. For the nine months ended September 30, 2013, financial expenses, net was primarily comprised of revaluation of our warrants to purchase convertible preferred stock. Upon completion of our IPO, the warrants automatically converted into warrants to purchase our common stock and, as a result, are no longer evaluated at each balance sheet date.

Income Taxes

	Nine Months Ended September 30,		%Change
	2014	2013
	(unaudited)
	(In thousands)

Income taxes	$(555)	$(174)	219.0%

Income taxes for the nine months ended September 30, 2014 and 2013 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(In thousands)

Net cash provided by (used in) operating activities	$(4,644)	$782
Net cash provided by (used in) investing activities	2,769	(1,191)
Net cash provided by financing activities	107,479	1,193

Increase in cash and cash equivalents	$105,604	$784

Since 2009, we have funded our operations primarily through cash generated from operations. In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On September 30, 2014, our cash and cash equivalents and short-term deposits of $115.3 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2014, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

As of September 30, 2014, we had no outstanding debt under our debt agreements. We have begun incurring costs as a public company that we had not previously incurred prior to our initial public offering, including, but not limited to, increased directors’ and officers’ insurance, consultants fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and various other costs.

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

For the nine months ended September 30, 2014, cash outflows from our operating activities were $4.6 million. Net cash used in operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a low or negative sequential revenue growth in the first quarter. While both patterns had an impact on the nine months ended September 30, 2014, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating income (loss) because the majority of our expenses are relatively fixed in the short term. For the nine months ended September 30, 2014, net cash outflows from our operating activities reflect our net loss of $19.1 million, adjusted by non-cash charges of $3.8 million. Our net loss was primarily driven by increased headcount of our sales force personnel. This is partially offset by a $7.1 million decrease in accounts receivable reflecting the seasonal pattern discussed above, a $2.7 million increase in accrued compensation and accrued expenses and other liabilities, a $0.6 million increase in accounts payable due to the timing of payments and a $0.4 million increase in other long term liabilities. Our days’ sales outstanding (“DSO”) was 75 days as of September 30, 2014.

For the nine months ended September 30, 2013, cash inflows from our operating activities were $0.8 million, reflecting a $5.9 million decrease in accounts receivable, a $0.5 million decrease in prepaid expenses and other current assets and a $0.3 million increase in accrued compensation and accrued expenses and other liabilities, partially offset by our net loss of $9.0 million, adjusted by non-cash charges of $3.4 million. Additional sources of cash outflows were from changes in our working capital, including a $0.4 million decrease in accounts payable due to the timing of payments. Our DSO was 67 days as of September 30, 2013. In the third quarter of 2013, we experienced stronger than usual collections of our accounts receivable.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2014, net cash provided by investing activities of $2.8 million was primarily attributable to a decrease of $4.2 million in short-term deposits and a decrease of $0.2 million in restricted cash, partially offset by a $1.7 million increase in capital expenditures for technology hardware to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During the nine months ended September 30, 2013, net cash used in investing activities of $1.2 million was primarily attributable to a $0.8 million increase in capital expenditures for technology hardware to support our growth during the period, as well as software, office equipment and leasehold improvements and an increase of $0.3 million in restricted cash.

Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities of $107.5 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

For the nine months ended September 30, 2013, net cash provided by financing activities of $1.2 million was attributable to proceeds received from the exercise of warrants to purchase shares of Series D convertible preferred stock and stock options.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of September 30, 2014, that rate amounted to 3.1%. This promissory note enables us to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2014, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2014 for the upcoming years were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligation	$31,345	$655	$5,198	$5,324	$20,168

We have obligations related to unrecognized tax benefit liabilities totaling $0.5 million, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for us in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. We are still evaluating the impact of implementation of this standard on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the nine months ended September 30, 2014 and 2013 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro and Pounds Sterling. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $115.3 million as of September 30, 2014. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of September 30, 2014, we had no outstanding obligations under our line of credit. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $39.8 million in 2011 to $74.6 million in 2013. Our number of employees and independent contractors increased from 281 as of December 31, 2011 to 789 as of September 30, 2014. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to aggressively grow our business. For example, we plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, including in additional countries where we have not previously had a presence, and we intend to make direct and substantial investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

Our future performance depends on the continued services and continuing contributions of our two founders, Yakov Faitelson, our Chief Executive Officer and President, and Ohad Korkus, our Chief Technology Officer, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of either of Mr. Faitelson or Mr. Korkus could significantly delay or prevent the achievement of our development and strategic objectives. We carry key-man insurance on Mr. Faitelson and Mr. Korkus; however, the amount of any such insurance would likely be insufficient to compensate for the impact of losing their services.

We may face increased competition in our market.

While there are some companies which offer certain features similar to those imbedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the human-generated unstructured data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including net losses of $3.8 million in 2011, $4.8 million in 2012 and $7.5 million in 2013 and $19.1 million in the nine months ended September 30, 2014. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2013 and for the nine months ended September 30, 2014, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2013, our channel partners fulfilled the vast majority of our sales, and we expect that sales to channel partners will continue to account for a substantial portion of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2012 and 2013 and for the nine month period ended September 30, 2014 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2013 and for the nine months ended September 30, 2014, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 31, 2014, we had 16 issued patents in the United States and 46 pending U.S. patent applications. We also had three patents issued and 60 applications pending for examination in non-U.S. jurisdictions, and 44 pending Patent Cooperation Treaty (the “PCT”), patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2013, and for the nine months ended September 30, 2014, approximately 57% and 58%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our growth strategy. In particular, we expect to expand our operations in Latin America and Asia. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;

•	variations in economic or political conditions between each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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

Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.

As we operate and sell internationally, we are subject to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, South and Central America, East Asia, Africa and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, channel partners or sales agents that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, channel partners and sales agents, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, channel partners or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Under Section 134 to the Israeli Patents Law, 5727-1967 (“Section 134”), if there is no agreement that prescribes whether, to what extent and on what conditions, an employee is entitled to remuneration from commercialization of an invention developed by or with the contribution of such employee in the course of his or her employment, then such matter may, upon application by the employee, be decided by a government-appointed compensation and royalties committee established under the Patents Law (the “Committee”). In a decision issued in February 2010, the Committee ruled that an employee’s assignment of a service invention to his employer does not necessarily negate the employee’s right to receive royalties or other compensation. In a subsequent decision of the Israeli Supreme Court from August 2012 the Supreme Court stated that even if the employee has signed an express written waiver of royalties for inventions made during his employment, the employee can still bring a compensation claim before the Committee.

In this respect, the Committee’s recent decision from May 2014 complements and somewhat challenges the previous decisions and asserts that an employee’s right to royalties for service inventions may be waived by contract, including by means of a general waiver, without an express reference to the right under Section 134. The Committee further held that the right to royalties for service inventions as set out in Section 134 is not a mandatory provision (although this issue remained open in the previous decisions), and it is therefore possible to waive this right in an agreement between an employer and an employee. However, it should be noted that, subsequent to this decision, a request for an appeal was filed with the Israeli Supreme Court, although under the Israeli Patents Law the Committee’s decisions cannot be appealed. No decision has yet been given in this matter, and we do not know whether the Israeli Supreme Court will allow for such an appeal to proceed.

Since a significant portion of our intellectual property (including our patents) has been developed by our Israeli employees in the course of their employment for us, our policy is to require all of our employees to execute invention assignment agreements upon commencement of employment, in which they assign their rights to potential inventions and acknowledge that they will not be entitled to additional compensation or royalties from commercialization of inventions. However, given the foregoing uncertainty, although narrower than before, with respect to the enforceability of a waiver of the right to future royalties, we may be required to pay royalties to our employees who have invented intellectual property that we have commercialized, which in turn may have a material adverse effect on our results of operations.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $17.50 to $56.80 through November 7, 2014. On November 7, 2014, the closing price of our common stock was $21.95. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

We have a small public float relative to the total number of shares of our common stock that are issued and outstanding, and a majority of our issued and outstanding shares are currently restricted as a result of securities laws. Some of these shares will be sold into the public market as these restrictions expire. Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

In addition, as of September 30, 2014, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 4.1 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above.

Holders of approximately 15.8 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders.

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

Concentration of ownership among our existing executive officers, directors and their affiliates may delay or prevent other investors from influencing significant corporate decisions.

As of September 30, 2014, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 63.4% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of the Document

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

November 10, 2014	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

November 10, 2014	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.