Form 10-K
period 2014-12-31
VARONIS SYSTEMS INC
filed 2015-02-19
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number: 001-36324

VARONIS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1222280
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1250 Broadway, 31st Floor

New York, NY 10001

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (877) 292-8767

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 at a closing sale price of $29.01 as reported by the NASDAQ Global Select Market was approximately $273.9 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2015 , the registrant had 24,693,879 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

VARONIS SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2014

ii

PART I

Item 1.	Business

We were incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005. Our principal executive offices are located at 1250 Broadway, 31st Floor, New York, NY 10001. For convenience in this report, the terms “Company,” “Varonis,” “we” and “us” may be used to refer to Varonis Systems, Inc. and/or its subsidiaries, except where indicated otherwise. Our telephone number is (877) 292-8767.

Overview

We provide an innovative software platform that allows enterprises to map, analyze, manage and better utilize their unstructured data. We specialize in human-generated data, a type of unstructured data that includes an enterprise’s spreadsheets, word processing documents, presentations, audio files, video files, emails, text messages, and any other data created by employees. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our Metadata Framework is a proprietary technology platform that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT and business personnel deploy our software for a variety of use cases, including data governance, data security, archiving, file synchronization, enhanced mobile data accessibility and information collaboration.

In today’s information-based economy, enterprises must share, protect and manage their vital information assets; however, the rapid growth in data volume and complexity is making it significantly harder for enterprises to do so. The IDC Study estimates that the amount of digital information created and replicated will grow at a compound annual growth rate of 39% from 2012 through 2020 and more than 90% of the data created in the next decade will be unstructured data. We believe that unstructured data represents a critical business asset, and enterprises are increasingly seeking ways to maximize the value of this data, while simultaneously ensuring that the data is appropriately secured and managed. Despite the importance of their digital assets, most enterprises have difficulty tracking who has access to select data, who is responsible for that data, and which employees are accessing, creating, manipulating or deleting it.

The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and consequently more valuable. Similarly, our Metadata Framework creates advanced searchable data structures and provides real-time intelligence about an enterprise’s massive volumes of human-generated content, to create more accessible, manageable and secure human-generated data.

We believe that the technology underlying our Metadata Framework is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have seamlessly combined them into our highly versatile Metadata Framework. Our technological advantage stems from us having developed a way to do each of the following:

•	determine which metadata to capture;

•	capture that metadata without imposing any strains or latencies on the enterprise’s computing infrastructure;

•	modify that metadata in a way which makes it comparable and analyzable despite it having originated from disparate IT systems;

•	create supplemental metadata, as needed, when the existing IT infrastructure’s activity logs are not sufficient;

•	decipher the key functional relationships of metadata, the underlying data, and its creators;

•	use those functional relationships to create a graphical depiction, or map, of the data which will endure as enterprises add large volumes of data to their network and storage resources on a daily basis;

•	analyze the data and related metadata utilizing sophisticated algorithms, including cluster analyses and machine learning; and

•	visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically execute tasks that are normally manually intensive for IT and business personnel.

The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases. These use cases include: searchable logs of all human-generated data related activity; centralized visibility into the unstructured data of the enterprise; identification of sensitive data and monitoring its security, ownership and usage, thereby reducing potential exposures; identification of and tracking data ownership; business productivity enhancement through self-service data management; intelligent archiving and migration of data; creation of secure hybrid cloud functionalities; secure search; abnormal activity alerts and identification and security of high-risk data.

We believe that the diverse functionalities offered by our platform positions us at the intersection of several powerful trends in the digital universe. The addressable markets for the functionalities delivered by our platform are many and include portions of the markets defined by IDC as storage software, collaborative applications, IT Security (including endpoint security, messaging security and securing and vulnerability management), identity and access management, enterprise search, and data integration and access software. IDC estimates that the aggregate total spend of these established markets in 2012 was approximately $47 billion. We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, resulting in a multi-billion dollar total addressable market. As we continue to innovate and introduce new products, we expect that the use cases for our solutions will expand, leading to incremental growth in our addressable market opportunity.

We sell the vast majority of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has played and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and in all geographies. As of December 31, 2014, we had more than 3,300 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors.

Size of Our Market Opportunity

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital enterprise data universe. We believe that the business intelligence and functionalities delivered by our platform define a new market, and we are not aware of any third party studies that accurately define our addressable market. According to industry sources, the functionality of our software platform does overlap with portions of markets defined and sized by IDC, including storage software ($15 billion), collaborative applications ($9 billion), IT Security (including endpoint security, messaging security and securing and vulnerability management—$15 billion), identity and access management ($4 billion), and data integration and access software ($4 billion). IDC estimated that the aggregate total spend within these established markets in 2012 was approximately $47 billion. We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, resulting in a multi-billion dollar addressable market. As we continue to innovate and introduce new products, the use cases for our solutions will expand, leading to incremental growth in our addressable market opportunity.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s stored human-generated data and uses this contextual information, or metadata, to create a functional map of an enterprise’s human-generated content. Our Metadata Framework technology has been architected to process large volumes of human-generated data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure. All of our products, except DatAnywhere, utilize our Metadata Framework and a core single codebase, thereby streamlining our product development initiatives.

Key Benefits of Our Technology

Comprehensive Solution for Human-Generated Data. Our products enable a broad range of functionality, including data governance, secure search and remote collaboration, secure BYOD implementations and intelligent retention—all from one core technology platform. Moreover, our platform is applicable across all major enterprise platforms (Windows, UNIX/Linux, Intranets and email systems).

Fast Time to Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our platform can be installed and ready for use within hours and allows customers to realize real value within days of implementation. We designed our platform to operate on commodity hardware with standard operating systems, further reducing the cost of ownership of our product.

Ease of Use. While we utilize complex data structures and algorithms in our data engine, we abstract that complexity to provide a sleek, intuitive interface. Our software can be accessed through either the local client or a standard web browser and requires limited training, saving on time and cost and making it accessible to the broader set of non-technical users.

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly flexible and scalable, allowing our customers to analyze vast amounts of human-generated enterprise data. Moreover, our proprietary Metadata Framework was built with a modular architecture, allowing customers to grow into the full capabilities of our solution over time.

No Impact on End User Mobile Experience. Our DatAnywhere product was designed to provide enterprises enhanced control of their data while simultaneously offering employees all of the functionality, ease of use and ubiquitous accessibility they have come to expect from third party cloud storage services. Our solutions collect metadata with no impact on the collaborative file sharing and email environments. End user mobile experience is maintained while using existing access methods and improved when using file synchronization and mobile access.

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to analyze, protect and transform into actionable intelligence their human-generated data. The following are key elements of our growth strategy.

Extend Our Technological Capabilities Through Innovation. We intend to maintain our high level of investment in product development in order to enhance existing products to address new use cases and deliver new products. We believe that the flexibility, sophistication and broad applicability of our Metadata Framework will allow us to use our Metadata Framework as the core of numerous future products built on our same core technology. Our ability to effectively leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs.

Grow Our Customer Base. The unabated rise in unstructured data in enterprises and the ubiquitous reliance on digital collaboration will continue to drive demand for data collaboration, governance and retention solutions. We intend to capitalize on this demand by targeting new customers, vertical markets and use cases for our solutions. Our solutions address the needs of customers of all sizes ranging from small and medium businesses to large multinational companies with thousands of employees and petabytes of data.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Unstructured data growth continues across all the platforms, and enterprises wish to standardize on solutions that help them manage, protect and extract more value from their data wherever it is stored. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. We currently have six products, and as of December 31, 2014, approximately 42% of our customers purchased two or more products. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. As we innovate and expand our product offering, we will have an even broader suite of products to offer our customers.

Grow Our Sales Force. Growing our salesforce will be essential to achieving our customer base expansion goals. The salesforce and our approach to introducing products to the market has been key to our successful growth in the past and will be central to our growth plan in the future. Our model focuses on targeting customers of all sizes, industries, and geographies. The ability of our sales teams to support our channel partners to efficiently identify leads, generate evaluations, and convert them to satisfied customers will continue to impact our ability to grow. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Grow Sales from Our Recently Introduced Products. During the past three years, we have introduced three major new products— DatAnswers, DatAnywhere and Data Transport Engine. We believe these products can be a meaningful contributor to our growth and intend to devote significant resources to growing sales of these products.

Establish Our Metadata Framework as The Industry Standard. We have worked with several of the leading providers of network attached storage, or NAS, hardware, including EMC, NetApp, HP and Hitachi, in order to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to assure compatibility with their NAS product lines. Through the use of application programming interfaces, or APIs, and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to selectively pursue such collaborations wherever they advance the strategic goals of the company, thereby expanding our reach and establishing our product user interface as the de facto industry standard when it comes to human-generated enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets, encompassing virtually any enterprise that uses file shares, intranets and email for collaboration. Revenues from outside the United States accounted for approximately 44% of our revenues in 2014. Europe represented the substantial majority of revenues outside the United States. We believe that international expansion will be a key component of our growth strategy and we will continue to market our products and services overseas.

Our Products

We offer six products, most of which utilize our core Metadata Framework technology to deliver features and functionality that allow enterprises to fully understand and benefit from the value of their human-generated data. This architecture easily extends through modular functionalities giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license.

•	DatAdvantage. DatAdvantage, our flagship product, launched in 2006, builds on our Metadata Framework and captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems and Intranet servers, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of human-generated data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant user, group, and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all platforms through a unified interface.

•	DataPrivilege. DataPrivilege, also launched in 2006 and designed for use by business unit personnel, provides a self-service web portal that allows users to request access to data necessary for their business functions, and owners to grant access without IT intervention. DataPrivilege also enables IT and business users to make access decisions based on queries, user requests and metadata analytics information, rather than static IT policies. DataPrivilege provides a presentation layer for business users to review accessibility and usage of their data assets, and grant and revoke access.

•	IDU Classification Framework. As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content including Personally Identifiable Information, and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Our IDU Classification Framework, introduced in 2009, identifies and tags data based on criteria set in multiple metadata dimensions, and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to effectively limit access without disrupting workflow. Our IDU Classification Framework provides visibility into the content of data across file systems and Intranets sites and combining it with other metadata, including usage and accessibility.

•	Data Transport Engine. We introduced our Data Transport Engine software in 2012 to provide an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention, from day-to-day maintenance to complex platform and domain migrations and archiving. Our Data Transport Engine ensures that data migrations automatically synchronize source and destination data with incremental copying even if the source data is still being used, translates access permissions across platforms and domains and provides reporting capabilities for data migration status. Moreover, it also provides IT personnel the flexibility to schedule recurring migrations to automatically find and move certain types of data such as sensitive or stale data, and to perform active migrations, dispositions, and archiving safely and efficiently.

•	DatAnywhere. With the growth of cloud-based file sharing and synchronization services, enterprises increasingly face instances where employees save confidential, proprietary or sensitive company or client data onto third-party data sharing services, either for remote working purposes or to share with external business partners. This practice leads to an enhanced end user mobile experience but creates a new, often redundant data store outside of corporate visibility, oversight or control, and poses a security and data loss threat. We introduced DatAnywhere in 2012 in response to the need by enterprises for a secure and easy-to-use alternative to consumer cloud-based file sharing solutions. DatAnywhere provides our customers’ employees a modern collaboration, hybrid-cloud experience using their existing storage infrastructure to leverage existing investments and in house platform expertise, and provides users this experience using applications on their mobile devices. DatAnywhere allows users to seamlessly collaborate with other users that still use the same traditional common internet file system shares via mapped drives or universal naming convention paths. It ensures that the shared data remains on firm file servers and retains the approved access permissions without any need for data to be moved from existing file shares or migrated to a proprietary repository. DatAnywhere also seamlessly integrates with the existing backup policies, cache devices, distributed file system, replication and existing data governance and compliance technologies, processes and policies.

•	DatAnswers. As employees continue to generate and store data in numerous enterprise platforms, relevant files they and their coworkers and predecessors create become harder to find. Unlike the internet, where powerful search engines make relevant web information easy to find despite rapid growth, enterprise file systems are frequently not searchable by employees or IT. Though enterprise search technologies exist, many enterprises do not own or use them to index human generated data, for several reasons, including performance (the index must be up to date to be useful, requiring continual scanning for new and changed content), security (sensitive files that are not adequately restricted become far easier for the wrong people to find), relevance (when many files contain the term or terms a searcher is looking for they are not ranked or presented in a way that they are likely to find the right files), and cost (enterprise search technologies require significant, ongoing investments in hardware and software). DatAnswers was introduced in 2014 to provide secure, relevant and timely search functionality for human generated data. Capitalizing on the Metadata Framework infrastructure and its analysis of data access events, file system and directory services metadata, DatAnswers indexes files as they are created and changed without requiring continual scanning, filters out results users shouldn’t see based on the patented recommendations engine in DatAdvantage and classification results found by the IDU Classification Framework, and ranks results using analysis of data usage. DatAnswers is used primarily for end user search and ediscovery projects.

Our Customers

Our customer base has grown from approximately 550 customers at December 31, 2009 to more than 3,300 customers in more than 60 countries as of December 31, 2014. Our customers vary greatly in size ranging from small and medium businesses to large multinational enterprises with thousands of employees and hundreds of terabytes of data. Moreover, we have customers across numerous industries and geographies.

Services

Maintenance and Support

Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services.

We maintain a customer support organization that provides all levels of support to our customers. Our customers that purchase maintenance and support services receive guaranteed response times, direct telephonic support and access to online support portals. Our customer support organization has global capabilities with expertise in both our software and complex IT environments and associated third-party infrastructure.

Professional Services

While users can easily download, install and deploy our software on their own, certain enterprises use our professional service team to provide fee-based services, which include training our customers in the use of our products, providing advice on deployment planning, network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration of our products for the particular characteristics of the customer’s environment.

Sales and Marketing

Sales

We sell the vast majority of our products and services to a global network of several hundred resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers globally. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and evaluations. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one year renewal term and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 – 90 calendar days of the date we issue an invoice for such sales.

Marketing

Our marketing strategy is focused on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We market our software as a solution for specific use cases and as a solution for human generated unstructured data. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our internal marketing organization is responsible for branding, content generation and product marketing and works with our business operations team to support channel marketing and sales support programs. We provide one on one and community education and awareness and promote the expanded use of our software. We host in-person Varonis Connect! events annually across sales regions, as well as free, online monthly or bi-weekly technical webinars in multiple regions. We focus our efforts on events, campaigns, tools and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as sales tools, information regarding product awards and technical certifications, training, regional seminars and conferences, webinars and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, extensive content development available through our web site and content syndication, and our active blog, “The Metadata Era.”

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products and services, as well as developing new products, features and functionality. Use of our products has expanded from governance into new areas such as accessibility and retention, and we anticipate that customers and innovation will drive functionality into additional areas. We regularly release new versions of our products which incorporate new features and enhancements to existing ones. We conduct substantially all of our research and development activities in Israel, and we believe this provides us with access to world class engineering talent.

Our research and development expense was $28.1 million, $21.0 million and $15.0 million in 2014, 2013 and 2012, respectively.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology and the related intellectual property. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 31, 2015, we had 16 issued patents and 47 pending patent applications in the United States. We also had three patents issued and 63 applications pending for examination in non-U.S. jurisdictions, and 45 pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israel subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products. We also license software from third parties for use in developing our products and for integration into our products, including open source software.

Despite our efforts to protect our proprietary technologies and intellectual property rights, unauthorized parties may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees, consultants, service providers, vendors and customers and generally limit internal and external access to, and distribution of, our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our intellectual property or technology. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patents and other intellectual property rights. From time to time, third-parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products or performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others, or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our customers and distributors against claims that our products infringe the intellectual property of third parties.

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Symantec Corporation and Dell Software (formerly Quest), that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the human-generated unstructured data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering a single, integrated solution to address our customers’ needs regarding access, governance, collaboration and retention with respect to their human-generated unstructured data. There can, however, be no assurance that we will remain unique in this capacity or that we will be able to compete favorably with other providers in the future.

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

In addition, our current or prospective channel partners may establish cooperative relationships with any future competitors. These relationships may allow future competitors to rapidly gain significant market share. These developments could also limit our ability to generate revenues from existing and new customers. If we are unable to compete successfully against current and future competitors our business, results of operations and financial condition may be harmed.

Employees

As of December 31, 2014, we had 840 employees and independent contractors, of which 328 employees and independent contractors were in the United States, 292 were in Israel and 220 were in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our website is located at www.varonis.com, and our investor relations website is located at http://ir.varonis.com/. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity, we will need to recruit individuals who are multilingual or who have skills particular to a certain geography, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires and increased attrition rates among new hires. Furthermore, based on our past experience, it often can take up to 18 months before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire a sufficient number of qualified individuals, or to integrate new sales force members within the time periods we have achieved historically, may materially impact our projected growth rate.

If we fail to manage our rapid growth effectively, our business and results of operations will be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $101.3 million in 2014. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 840 as of December 31, 2014. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, including in additional countries where we have not previously had a presence, and we intend to make direct and substantial investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We have incurred net losses in each year since our inception, including net losses of $19.4 million, $7.5 million and $4.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2014, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

We have a significant number of customers in the financial services, the public sector and the healthcare and industrial industries. A substantial downturn in any of these industries, or a reduction in public sector spending, may cause enterprises to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers may delay or cancel information technology projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2014, our channel partners fulfilled the vast majority of our sales, and we expect that sales to channel partners will continue to account for a substantial portion of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business, sell our software and maintain our reputation may be adversely affected. Our contracts with our channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition or cash flows could be adversely affected.

If our technical support or professional services are not satisfactory to our customers, they may not renew their maintenance and support agreements or buy future products, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2014, 2013 and 2012 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

Because we derive substantially all of our revenues and cash flows from sales of licenses for a single platform of products, failure of the products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2014, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of January 31, 2015, we had 16 issued patents in the United States and 47 pending U.S. patent applications. We also had three patents issued and 63 applications pending for examination in non-U.S. jurisdictions, and 45 pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Although our software does not transmit our customers’ data to us, we collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blog or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic support service, blog alert sign-up, product purchase, survey registration, or when accessing our online support portals or using other community or social networking features. Because we may collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently implemented in Germany.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2014, approximately 56% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, the Pounds Sterling, Canadian dollar and New Israeli Shekels, or NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currencies. The weakening of the U.S. dollar against such currencies would cause the dollar equivalent of such expenses to increase. This could have a negative impact on our reported results of operations. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited if we undergo an “ownership change.”

Our ability to utilize our net operating loss carryforwards (“NOLs”) and other tax attributes could be limited if we undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. If an ownership change occurred as a result of future equity issuances, we may not be able to fully realize the benefits of these NOLs. Also, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

We conduct our operations in a number of jurisdictions worldwide and report our taxable income based on our business operations in those jurisdictions. Our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $17.50 to $56.80 through February 18, 2015. On February 18, 2015, the closing price of our common stock was $30.40. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of December 31, 2014, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 4.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

In addition, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders.

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

As of December 31, 2014, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 60.8% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved comments from the SEC staff.

Item 2.	Properties

Our corporate headquarters are located in New York City in an office consisting of approximately 46,000 square feet. This lease expires in February 2026, although we have the option to both terminate the lease in February 2023 and extend the lease for an additional five years. We also lease a second office in New York City of approximately 7,500 square feet for our professional services and marketing teams which expires on February 28, 2015. Additionally, we currently lease an office located in Herzliya, Israel, consisting of approximately 45,700 square feet, where we employ our research and development team and a portion of our support and general and administrative teams. The lease for this office expires in December 2016, although we have the option to extend the lease for an additional three years. We also lease smaller offices in North Carolina (from which we provide customer support) and in France, Germany, the United Kingdom and Portland, Oregon (which serve as regional sales offices). We believe that our facilities are sufficient to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “VRNS” since February 28, 2014, the date of our initial public offering. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by The NASDAQ Global Select Market:

	2014
	High	Low
First Quarter	$56.80	$33.61
Second Quarter	38.30	19.69
Third Quarter	31.54	19.21
Fourth Quarter	33.40	17.50

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Stockholders

As of February 16, 2015, there were 23 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on February 28, 2014 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 31, 2014, the last day of our 2014 fiscal year, was $32.83 per share.

Company/Index	2/28/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014
VRNS	$100.00	$162.55	$131.86	$95.91	$149.23
NASDAQ Composite	$100.00	$97.22	$102.07	$104.04	$109.66
NASDAQ Computer	$100.00	$98.75	$106.77	$112.07	$116.57

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

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2014 and 2013 and the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the consolidated statement of operations for the years ended December 31, 2011 and 2010 are derived from our audited consolidated financial statements and related notes which are not included in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$58,420	$43,488	$31,606	$25,436	$20,235
Maintenance and services	42,928	31,128	21,804	14,343	8,630

Total revenues	101,348	74,616	53,410	39,779	28,865
Cost of revenues(1)	9,911	6,476	4,928	3,524	2,396

Gross profit	91,437	68,140	48,482	36,255	26,469
Operating costs and expenses:
Research and development(1)	28,086	20,973	15,034	13,049	7,735
Sales and marketing(1)	68,787	44,131	30,036	22,095	16,608
General and administrative(1)	11,872	8,881	4,966	4,514	3,312

Total operating expenses	108,745	73,985	50,036	39,658	27,655

Operating loss	(17,308)	(5,845)	(1,554)	(3,403)	(1,186)
Financial expenses, net	(1,714)	(1,274)	(3,045)	(171)	(1,449)

Loss before income taxes	(19,022)	(7,119)	(4,599)	(3,574)	(2,635)
Income taxes	(376)	(356)	(247)	(224)	(126)

Net loss	$(19,398)	$(7,475)	$(4,846)	$(3,798)	$(2,761)

Net loss per share of common stock, basic and diluted(2)	$(0.91)	$(1.93)	$(1.29)	$(1.10)	$(0.81)

Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	21,242,313	3,880,761	3,756,761	3,460,612	3,427,823

(1)	Includes non-cash stock-based compensation as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenues	$192	$39	$41	$12	$12
Research and development	1,198	551	327	81	191
Sales and marketing	2,478	841	284	103	162
General and administrative	796	357	196	39	146

Total	$4,664	$1,788	$848	$235	$511

(2)	Basic and diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. For additional information, see Note 2.t to our consolidated financial statements included elsewhere in this report.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term deposits	$111,695	$13,977	$14,813	$13,599	$12,282
Working capital	99,316	3,376	7,931	9,245	11,317
Total assets	156,847	47,254	37,694	30,887	26,211
Deferred revenues, current and long-term	37,217	28,700	21,273	17,217	11,730
Warrants to purchase convertible preferred stock	—	2,866	5,774	2,321	2,555
Convertible preferred stock	—	43,775	37,959	37,959	35,459
Total stockholders’ equity (deficiency)	95,026	(43,008)	(37,448)	(33,853)	(28,811)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

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

We started operations in 2005 with a vision to make enterprise human-generated data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for all of an enterprise’s human-generated data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. More recently, in May 2014, we introduced DatAnswers, a secure enterprise search solution for human generated data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products (including DatAnswers), and as of December 31, 2014, approximately 42% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate each of the years ended December 31, 2014, 2013 and 2012 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell the vast majority of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of December 31, 2014, we had more than 3,300 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. The average spending per customer for each of the years 2014, 2013 and 2012 was approximately $58,000, $61,000 and $61,000, respectively.

We believe there is a significant growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the year ended December 31, 2014, approximately 56% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 35% of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets. We plan to continue to expand our international operations as part of our growth strategy. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales and marketing personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of December 31, 2014, 2013 and 2012, 94.1%, 96.7% and 99.6% of our customers, respectively, had purchased DatAdvantage; 19.0%, 20.5% and 22.4% of our customers, respectively, had purchased DataPrivilege; 26.9%, 23.1% and 20.0% of our customers, respectively, had purchased IDU Classification Framework; and 3.2%, 1.5% and less than 0.1% of our customers, respectively, had purchased Data Transport Engine. As of December 31, 2014, 2013 and 2012, 51.9%, 57.8% and 63.5% of our customers, respectively, made standalone purchases of DatAdvantage, and less than 0.5% of our customers made standalone purchases of DataPrivilege. As of December 31, 2014, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 57.6%, 58.3% and 59.2% of our total revenues for the year ended December 31, 2014, 2013 and 2012, respectively. We expect maintenance and services revenues to comprise a larger portion of our total revenues as our installed customer base grows.

We have achieved significant growth and scale in recent periods utilizing our business model. For the year ended December 31, 2014, 2013 and 2012, our revenues were $101.3 million, $74.6 million and $53.4 million, respectively, representing year-over-year growth of 36% and 40%. For the year ended December 31, 2014, 2013 and 2012, we had operating losses of $17.3 million, $5.8 million and $1.6 million and net losses of $19.4 million, $7.5 million and $4.8 million, respectively.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Licenses Revenues. License revenues reflect the revenues recognized from sales of software licenses to new customers and additional licenses to existing customers. Substantially all of our license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery, assuming all revenue recognition criteria are satisfied. Customers may also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the underlying maintenance contract, which is typically up to one year. We are focused on acquiring new customers and increasing revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the years ended December 31, 2014, 2013 and 2012 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of total revenues)
Revenues:
Licenses	57.6%	58.3%	59.2%
Maintenance and services	42.4%	41.7%	40.8%

Total revenues	100.0%	100.0%	100.0%

We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows. Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of December 31, 2014, we had more than 3,300 customers across a broad array of company sizes and industries located in over 60 countries.

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

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars, as we plan to expand our sales and marketing efforts, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating costs and expenses as we continue to expand our business worldwide.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expense will increase in absolute dollars as we grow and expand our operations, including internationally, and operate as a public company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with the Sarbanes-Oxley Act and related regulations.

Financial Income (Expenses), Net

Prior to our IPO, financial income (expenses), net consisted primarily of charges to record outstanding warrants to purchase convertible preferred stock at fair value, interest earned on our cash, cash equivalents and short-term deposits and interest expense associated with our previously outstanding debt, foreign currency forward contract gains and losses, as well as foreign currency exchange gains and losses. Following the closing of our IPO during the first quarter of 2014, our outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase shares of common stock and, after such conversion, are no longer classified as a liability on our consolidated balance sheet or included as financial expenses in our consolidated statement of operations. Financial income (expenses), net, for the periods post IPO was primarily comprised of foreign exchange losses.

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

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Statement of Operations Data:
Revenues:
Licenses	$58,420	$43,488	$31,606
Maintenance and services	42,928	31,128	21,804

Total revenues	101,348	74,616	53,410

Cost of revenues	9,911	6,476	4,928

Gross profit	91,437	68,140	48,482

Operating costs and expenses:
Research and development	28,086	20,973	15,034
Sales and marketing	68,787	44,131	30,036
General and administrative	11,872	8,881	4,966

Total operating expenses	108,745	73,985	50,036

Operating loss	(17,308)	(5,845)	(1,554)
Financial expenses, net	(1,714)	(1,274)	(3,045)

Loss before income taxes, net	(19,022)	(7,119)	(4,599)
Income taxes	(376)	(356)	(247)

Net loss	$(19,398)	$(7,475)	$(4,846)

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	57.6%	58.3%	59.2%
Maintenance and services	42.4	41.7	40.8

Total revenues	100.0	100.0	100.0

Cost of revenues	9.8	8.7	9.2

Gross profit	90.2	91.3	90.8

Operating costs and expenses:
Research and development	27.7	28.1	28.1
Sales and marketing	67.9	59.1	56.3
General and administrative	11.7	11.9	9.3

Total operating expenses	107.3	99.1	93.7

Operating loss	(17.1)	(7.8)	(2.9)
Financial expenses, net	(1.7)	(1.7)	(5.7)

Loss before income taxes, net	(18.8)	(9.5)	(8.6)
Income taxes	(0.4)	(0.5)	(0.5)

Net loss	(19.2)%	(10.0)%	(9.1)%

Comparison of Years Ended December 31, 2014 and 2013

Revenues

	Year Ended December 31,
	2014	2013	% Change
	(in thousands)
Revenues:
Licenses	$58,420	$43,488	34.3%
Maintenance and services	42,928	31,128	37.9%

Total revenues	$101,348	$74,616	35.8%

	Year Ended December 31,
	2014	2013
	(as a percentage of total revenues)
Revenues:
Licenses	57.6%	58.3%
Maintenance and services	42.4%	41.7%

Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 950 new customers compared to 728 new customers in 2013, sales to existing customers and sales of new products. As of December 31, 2014 and 2013, we had more than 3,300 and approximately 2,400 customers, respectively. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2014 and 2013, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2013, 66% was attributable to revenues from new customers, and 34% was attributable to revenues from existing customers. As of December 31, 2014 and 2013, 42% and 39%, respectively, of our customers had purchased two or more products.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2014	2013	% Change
	(in thousands)
Cost of revenues	$9,911	$6,476	53.0%

	Year Ended December 31,
	2014	2013
	(as a percentage of total revenues)
Total gross margin	90.2%	91.3%

The increase in cost of revenues was primarily related to an increase of $2.9 million in salaries and benefits expense due to increased headcount for support and professional services and a $0.2 million increase in facilities and allocated overhead costs. The increase in cost is mainly related to our investments in infrastructure and personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Year Ended December 31,
	2014	2013	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$28,086	20,973	33.9%
Sales and marketing	68,787	44,131	55.9%
General and administrative	11,872	8,881	33.7%

Total operating expenses	$108,745	73,985	47.0%

	Year Ended December 31,
	2014	2013
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	27.7%	28.1%
Sales and marketing	67.9%	59.1%
General and administrative	11.7%	11.9%

Total operating expenses	107.3%	99.1%

The increase in research and development expenses was primarily related to an increase of $5.9 million in salaries and benefits and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products. We also had an increase of $1.0 million in allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $19.2 million increase in salaries and benefits and stock based compensation due to increased headcount in all regions to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $1.8 million increase in facilities and allocated overhead costs and a $1.3 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $1.8 million in salaries and benefits and stock based compensation due to increased headcount to support the overall growth of our business, an increase of $0.8 million of other expenses predominately relating to rent, insurance and IT expenses and an increase of $0.3 million in consulting and services fees.

Financial Expenses, Net

	Year Ended December 31,
	2014	2013	% Change
	(in thousands)
Financial expenses, net	$1,714	$1,274	34.5%

For the year ended December 31, 2014, financial expenses, net was primarily comprised of foreign exchange losses. For the year ended December 31, 2013, financial expenses, net was primarily comprised of revaluation of our warrants to purchase convertible preferred stock. Upon completion of our IPO, the warrants automatically converted into warrants to purchase our common stock and, as a result, are no longer evaluated at each balance sheet date.

Income Taxes

	Year Ended December 31,
	2014	2013	% Change
	(in thousands)
Income taxes	$376	$356	5.6%

Income taxes for the years ended December 31, 2014 and 2013 were comprised primarily of foreign income taxes and state taxes.

Comparison of Years Ended December 31, 2013 and 2012

Revenues

	Year Ended December 31,
	2013	2012	% Change
	(in thousands)
Revenues:
Licenses	$43,488	$31,606	37.6%
Maintenance and services	31,128	21,804	42.8%

Total revenues	$74,616	$53,410	39.7%

	Year Ended December 31,
	2013	2012
	(as a percentage of total revenues)
Revenues:
Licenses	58.3%	59.2%
Maintenance and services	41.7%	40.8%

Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 728 new customers compared to 473 new customers in 2012, sales to existing customers and sales of new products. As of December 31, 2013 and 2012, we had approximately 2,400 and over 1,700 customers, respectively. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2013 and 2012, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2013, 66% was attributable to revenues from new customers, and 34% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2012, 74% was attributable to revenues from new customers, and 26% was attributable to revenues from existing customers. As of December 31, 2013 and 2012, 39% and 36%, respectively, of our customers had purchased two or more products.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2013	2012	% Change
	(in thousands)
Cost of revenues	$6,476	$4,928	31.4%

	Year Ended December 31,
	2013	2012
	(as a percentage of total revenues)
Total gross margin	91.3%	90.8%

The increase in cost of revenues was primarily related to an increase of $1.1 million in salaries and benefits expense due to increased headcount for support and professional services and a $0.4 million increase in facilities and allocated overhead costs. Although cost of revenues increased in absolute dollars, it declined as a percentage of revenues, reflecting an increase in productivity, as an increased proportion of sales of new products and maintenance and services offerings was generated from existing customers.

Operating Costs and Expenses

	Year Ended December 31,
	2013	2012	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$20,973	15,034	39.5%
Sales and marketing	44,131	30,036	46.9%
General and administrative	8,881	4,966	78.8%

Total operating expenses	$73,985	50,036	47.9%

	Year Ended December 31,
	2013	2012
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	28.1%	28.1%
Sales and marketing	59.1%	56.3%
General and administrative	11.9%	9.3%

Total operating expenses	99.1%	93.7%

The increase in research and development expenses was primarily related to an increase of $4.8 million in salaries and benefits resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products. We also had an increase of $0.9 million in allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $9.8 million increase in salaries and benefits due to increased headcount in all regions to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $1.6 million increase in marketing related expenses, a $1.2 million increase in facilities and allocated overhead costs and a $0.7 increase related to travel expenses.

The increase in general and administrative expenses was primarily related to an increase of $1.5 million in salaries and benefits, and other related compensation, due to increased headcount to support the overall growth of our business, an increase of $1.2 million in consulting and services fees primarily in connection with becoming a public company and $0.9 million increase in facilities and allocated overhead costs.

Financial Expenses, Net

	Year Ended December 31,
	2013	2012	% Change
	(in thousands)
Financial expenses, net	$1,274	$3,045	(58.2)%

The substantial majority of the decrease in financial expenses, net was due to the revaluation of warrants to purchase convertible preferred stock.

Income Taxes

	Year Ended December 31,
	2013	2012	% Change
	(in thousands)
Income taxes	$356	$247	44.1%

Income taxes for the years ended December 31, 2013 and 2012 were comprised primarily of foreign income taxes and state taxes.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2014. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Revenues:
Licenses	$21,706	$14,239	$14,422	$8,053	$16,855	$10,256	$10,498	$5,879
Maintenance and services	12,008	11,324	10,194	9,402	8,834	8,254	7,339	6,701

Total revenues	33,714	25,563	24,616	17,455	25,689	18,510	17,837	12,580

Cost of revenues (1)	2,788	2,590	2,491	2,042	1,968	1,652	1,507	1,349

Gross profit	30,926	22,973	22,125	15,413	23,721	16,858	16,330	11,231

Operating costs and expenses:
Research and development (1)	7,499	7,316	6,832	6,439	5,867	5,712	4,875	4,519
Sales and marketing (1)	19,619	17,741	17,186	14,241	13,308	11,115	10,500	9,208
General and administrative (1)	3,512	3,030	2,665	2,665	2,964	2,158	2,220	1,539

Total operating expenses	30,630	28,087	26,683	23,345	22,139	18,985	17,595	15,266

Operating income (loss)	296	(5,114)	(4,558)	(7,932)	1,582	(2,127)	(1,265)	(4,035)
Financial income (expenses), net	(806)	(944)	74	(38)	116	(387)	(324)	(679)

Income (loss) before income taxes	(510)	(6,058)	(4,484)	(7,970)	1,698	(2,514)	(1,589)	(4,714)
Income taxes	179	(296)	(155)	(104)	(182)	(50)	(47)	(77)

Net income (loss)	$(331)	$(6,354)	$(4,639)	$(8,074)	$1,516	$(2,564)	$(1,636)	$(4,791)

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(as a percentage of total revenues)
Revenues:
Licenses	64.4%	55.7%	58.6%	46.1%	65.6%	55.4%	58.9%	46.7%
Maintenance and services	35.6	44.3	41.4	53.9	34.4	44.6	41.1	53.3

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues	8.3	10.1	10.1	11.7	7.7	8.9	8.4	10.7

Gross profit	91.7	89.9	89.9	88.3	92.3	91.1	91.6	89.3

Operating costs and expenses:
Research and development	22.2	28.6	27.8	36.9	22.8	30.9	27.3	35.9
Sales and marketing	58.2	69.4	69.8	81.5	51.8	60.0	58.9	73.2
General and administrative	10.4	11.9	10.8	15.3	11.5	11.7	12.4	12.2

Total operating expenses	90.8	109.9	108.4	133.7	86.1	102.6	98.6	121.3

Operating income (loss)	0.9	(20.0)	(18.5)	(45.4)	6.2	(11.5)	(7.0)	(32.0)
Financial income (expenses), net	(2.4)	(3.7)	0.3	(0.3)	0.5	(2.1)	(1.8)	(5.4)

Income (loss) before income taxes	(1.5)	(23.7)	(18.2)	(45.7)	6.7	(13.6)	(8.8)	(37.4)
Income taxes	0.5	(1.2)	(0.6)	(0.6)	(0.7)	(0.3)	(0.3)	(0.6)

Net income (loss)	(1.0)%	(24.9)%	(18.8)%	(46.3)%	6.0%	(13.9)%	(9.1)%	(38.0)%

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Other financial data:
Non-GAAP operating income (loss) (2)	$2,122	$(3,900)	$(3,580)	$(7,286)	$2,244	$(1,617)	$(843)	$(3,841)
Non-GAAP net income (loss) (3)	$1,495	$(5,140)	$(3,661)	$(7,428)	$2,178	$(1,149)	$(979)	$(4,229)

(1)	Includes non-cash stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Cost of revenues	$72	$55	$46	$20	$19	$9	$5	$6
Research and development	407	319	272	199	215	151	126	59
Sales and marketing	1,004	614	519	340	325	252	199	66
General and administrative	343	226	141	87	103	98	92	63

Total non-cash stock-based compensation expense related to employees and consultants	$1,826	$1,214	$978	$646	$662	$510	$422	$194

(2)	We define non-GAAP operating income (loss) as net operating income (loss) excluding total non-cash stock-based compensation expense.
(3)	We define non-GAAP net loss as net loss excluding (i) non-cash stock-based compensation expense related to employees and consultants, and (ii) financial expenses resulting from the revaluation of warrants to purchase convertible preferred stock.

The following table reflects the reconciliation of operating loss measured in accordance with GAAP to non-GAAP operating loss:

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(in thousands)
Operating income (loss)	$296	$(5,114)	$(4,558)	$(7,932)	$1,582	$(2,127)	$(1,265)	$(4,035)
Non-GAAP adjustments:
Total non-cash stock-based compensation expense	1,826	1,214	978	646	662	510	422	194

Non-GAAP operating income (loss)	$2,122	$(3,900)	$(3,580)	$(7,286)	$2,244	$(1,617)	$(843)	$(3,841)

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased license sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of customer budget and purchasing trends, demand for our products and services is typically slowest in the first quarter has resulted in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. We expect these seasonal patterns to continue in the future. Our gross margins and operating loss have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. The majority of our expenses is personnel-related costs, which consists of salaries, employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Our revenues increased in each quarter as compared with the same quarter in the prior year due to an increase in sales of our licenses to new customers as well as incremental sales to existing customers and due to increases in our maintenance and services revenues primarily resulting from increases in our installed base of customers.

Cost of revenues has increased in each quarter as compared with the same quarter in the prior year primarily due to the increased cost of providing maintenance and services to our expanding customer base.

Total operating costs and expenses increased in each quarter as compared with the same quarter in the prior year, primarily due to the addition of personnel in connection with the expansion of our business. Furthermore, our commission expense has historically been the greatest towards the end of the year due to increased commission earned on customer orders entered at year end.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(7,110)	$54	$1,732
Net cash used in investing activities	(32,822)	(5,716)	(642)
Net cash provided by financing activities	106,892	825	403

Increase (decrease) in cash and cash equivalents	$66,960	$(4,837)	$1,493

In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On December 31, 2014, our cash and cash equivalents and short-term deposits of $111.7 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

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

For 2014, cash outflows from our operating activities were $7.1 million, reflecting our net loss of $19.4 million, which included non-cash charges of $6.1 million. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. Net cash provided by operating activities was also impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a low or negative sequential revenue growth in the first quarter. While both patterns had an impact on the large amount of accounts receivable as of the end of 2014 fiscal year, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating income (loss) because the majority of our expenses are relatively fixed in the short term. For the year ended December 31, 2014, additional sources of cash outflows were from changes in our working capital, including a $9.6 million increase in accounts receivable reflecting the seasonal pattern discussed above. This is partially offset by a $8.5 million increase in deferred revenues, a $5.5 million increase in accrued compensation and accrued expenses, a $0.9 million increase in accounts payable and severance and a $0.8 million increase in other long term liabilities. Our days’ sales outstanding (“DSO”) was 77 days for the year ended December 31, 2014.

For 2013, cash inflows from our operating activities were $0.1 million, reflecting our net loss of $7.5 million, which included $4.3 million of non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. For the year ended December 31, 2013, additional sources of cash inflows were from changes in our working capital, including a $7.4 million increase in deferred revenues, a $3.8 million increase in accrued compensation and accrued expenses and other liabilities and a $0.3 million increase in accounts payable. This is partially offset by an $8.2 million increase in accounts receivable. Our DSO was 74 days for the year ended December 31, 2013. The decrease in DSO, from 83 days in the year ended December 31, 2012, reflects stronger than usual collection of accounts receivable from sales of our software.

For 2012, cash inflows from our operating activities were $1.7 million, reflecting our net loss of $4.8 million, which included non-cash charges of $4.7 million. Additional sources of cash inflows were from changes in our working capital, including a $4.4 million increase in accounts receivable due to increased sales of our software offerings and a $0.7 million increase in prepaid expenses and other current assets, partially offset by a $4.1 million increase in deferred revenues, resulting from the growth in our installed customer base combined with strong maintenance and support renewal rates from our existing customers, a $1.8 million increase in accrued compensation and accrued expense and other liabilities and a $1.1 million increase in accounts payable due to the timing of payments. Our DSO was 83 days for the year ended December 31, 2012.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2014, net cash used in investing activities of $32.8 million was primarily attributable to an increase of $30.8 million in short-term deposits and a $2.3 million increase in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2013, net cash used in investing activities of $5.7 million was primarily attributable to an increase of $4.0 million in short-term deposits and a $1.3 million increase in capital expenditures for technology hardware to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2012, net cash used in investing activities of $0.6 million was primarily attributable to capital expenditures for technology hardware to support our growth during the period, as well as leasehold improvements on our corporate headquarters.

Financing Activities

In 2014, net cash provided by financing activities of $106.9 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

In 2013, net cash provided by financing activities of $0.8 million was attributable to $1.1 million of proceeds received from the exercise of warrants to purchase shares of Series D convertible preferred stock, which was partially offset by deferred equity cost payments of $0.4 million.

In 2012, net cash provided by financing activities of $0.4 million was attributable to $1.0 million proceeds received from the sale of common stock and $0.2 million from the exercise of stock options, which was partially offset by payments of $0.8 million for the repurchase of common stock.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of December 31, 2014, that rate amounted to 3.1%. This promissory note enables us to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2014, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2014 for the upcoming years were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligation	$31,405	$2,116	$6,401	$5,469	$17,419

We have obligations related to unrecognized tax benefit liabilities totaling $0.6 million, which have been excluded from the table above as we do not think it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Approximately one third of our revenues for the years ended December 31, 2014 and 2013 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro and Pounds Sterling. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within a year. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $111.7 million as of December 31, 2014. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of December 31, 2014, we had no outstanding obligations under our line of credit. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VARONIS SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and its subsidiaries (the “Company”), as of December 31, 2014 and December 31, 2013 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2014 and December 31, 2013, and the related consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 19, 2015	A Member of Ernst & Young Global

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$76,593	$9,633
Short-term deposits	35,102	4,344
Restricted cash	—	171
Trade receivables (net of allowance for doubtful accounts of $ 149 and $ 139 at December 31, 2014 and at December 31, 2013, respectively)	37,869	28,268
Prepaid expenses and other current assets	2,962	1,357

Total current assets	152,526	43,773
Long-term assets:
Other assets	332	1,625
Property and equipment, net	3,989	1,856

Total long-term assets	4,321	3,481

Total assets	$156,847	$47,254

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Liabilities, convertible preferred stock and stockholders’ equity (deficiency)
Current liabilities:
Trade payables	$2,703	$2,163
Accrued expenses and other short term liabilities	16,754	11,643
Deferred revenues	33,753	26,591

Total current liabilities	53,210	40,397

Long-term liabilities:
Deferred revenues	3,464	2,109
Warrants to purchase convertible preferred stock	—	2,866
Severance pay	1,449	1,101
Other liabilities	3,698	14

Total long-term liabilities	8,611	6,090

Commitments and contingent liabilities
Convertible preferred stock
Preferred A, B, C, D and E stock of $ 0.001 par value—Authorized: no shares at December 31, 2014 and 16,986,384 shares at December 31, 2013; Issued and outstanding: no shares at December 31, 2014 and 15,082,141 shares at December 31, 2013	—	43,775

Stockholders’ equity (deficiency):
Share capital
Common stock of $ 0.001 par value—Authorized: 200,000,000 shares at December 31, 2014 and 26,000,000 shares at December 31, 2013; Issued and outstanding: 24,685,604 shares at December 31, 2014 and 3,953,314 shares at December 31, 2013	25	4
Accumulated other comprehensive loss	(326)	—
Additional paid-in capital	162,478	4,741
Accumulated deficit	(67,151)	(47,753)

Total stockholders’ equity (deficiency)	95,026	(43,008)

Total liabilities, convertible preferred stock and stockholders’ equity (deficiency)	$156,847	$47,254

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Licenses	$58,420	$43,488	$31,606
Maintenance and services	42,928	31,128	21,804

Total revenues	101,348	74,616	53,410

Cost of revenues	9,911	6,476	4,928

Gross profit	91,437	68,140	48,482

Operating costs and expenses:
Research and development	28,086	20,973	15,034
Sales and marketing	68,787	44,131	30,036
General and administrative	11,872	8,881	4,966

Total operating expenses	108,745	73,985	50,036

Operating loss	(17,308)	(5,845)	(1,554)
Financial expenses, net	(1,714)	(1,274)	(3,045)

Loss before income taxes	(19,022)	(7,119)	(4,599)
Income taxes	(376)	(356)	(247)

Net loss	$(19,398)	$(7,475)	$(4,846)

Net loss per share of common stock, basic and diluted	$(0.91)	$(1.93)	$(1.29)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	21,242,313	3,880,761	3,756,761

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	2014	2013	2012
Net loss	$(19,398)	$(7,475)	$(4,846)

Other comprehensive loss:
Unrealized losses on derivative instruments	(326)	—	—

Total other comprehensive loss	(326)	—	—

Comprehensive loss	$(19,724)	$(7,475)	$(4,846)

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount		capital	loss	deficit	(deficiency)
			(in thousands, except share data)
Balance as of January 1, 2012	14,856,481	$37,959	3,669,218	$4		$1,575	$—	$(35,432)	$(33,853)
Stock-based compensation expense	—	—	—	—		848	—	—	848
Exercise of stock options	—	—	179,075	*	)	169	—	—	169
Repurchase of common stock from employees	—	—	(87,100)	*	)	(766)	—	—	(766)
Issuance of common stock	—	—	87,100	*	)	1,000	—	—	1,000
Net loss	—	—	—	—		—	—	(4,846)	(4,846)

Balance as of December 31, 2012	14,856,481	37,959	3,848,293	4		2,826	—	(40,278)	(37,448)
Exercise of warrants to purchase Series D convertible preferred stock	225,660	5,816	—	—		—	—	—	—
Stock-based compensation expense	—	—	—	—		1,788	—	—	1,788
Exercise of stock options	—	—	105,021	*	)	127	—	—	127
Net loss	—	—	—	—		—	—	(7,475)	(7,475)

Balance as of December 31, 2013	15,082,141	43,775	3,953,314	4		4,741	—	(47,753)	(43,008)
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5		106,066	—	—	106,071
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15		43,760	—	—	43,775
Conversion of warrants to purchase preferred stock into warrants to purchase common stock	—	—	—	—		2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217	*	)	—	—	—	—
Stock-based compensation expense	—	—	—	—		4,664	—	—	4,664
Exercise of stock options	—	—	238,951	*	)	381	—	—	382
Exercise of restricted stock units	—	—	3,545	*	)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—		—	(326)	—	(326)
Net loss	—	—	—	—		—	—	(19,398)	(19,398)

Balance as of December 31, 2014	—	$—	24,685,604	$25		$162,478	$(326)	$(67,151)	$95,026

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(19,398)	$(7,475)	$(4,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,285	796	465
Stock-based compensation	4,664	1,788	848
Capital gain (loss) from disposal of fixed assets	(10)	(5)	12
Amortization of deferred charges related to loan	187	200	141
Revaluation of fair value of warrants to convertible preferred stock	—	1,508	3,195
Changes in assets and liabilities:
Trade receivables	(9,601)	(8,233)	(4,370)
Prepaid expenses and other current assets	19	19	(662)
Trade payables	540	267	1,116
Accrued expenses and other short term liabilities	5,541	3,460	1,731
Increase in severance pay, net	348	377	143
Deferred revenues	8,517	7,427	4,056
Other long term liabilities	798	(75)	(97)

Net cash provided by (used in) operating activities	(7,110)	54	1,732

Cash flows from investing activities:
Decrease (increase) in short-term deposit	(30,758)	(4,001)	279
Decrease (increase) in long-term deposits	39	(28)	9
Decrease (increase) in restricted cash	230	(338)	(10)
Purchase of property and equipment	(2,333)	(1,349)	(920)

Net cash used in investing activities	(32,822)	(5,716)	(642)

Cash flows from financing activities:
Exercise of employee stock options	382	127	169
Exercise of warrants to purchase Series D convertible preferred stock	—	1,137	—
Payment of deferred equity offering cost	(1,937)	(439)	—
Repurchase of common stock	—	—	(766)
Net proceeds from initial public offering	108,447	—	—
Issuance of common stock	—	—	1,000

Net cash provided by financing activities	106,892	825	403

Increase (decrease) in cash and cash equivalents	66,960	(4,837)	1,493
Cash and cash equivalents at beginning of period	9,633	14,470	12,977

Cash and cash equivalents at end of period	$76,593	$9,633	$14,470

Supplemental disclosures of non-cash flow information
Deferred rent fixed asset additions	$1,071	$—	$—

Conversion of preferred stock to common stock	$43,775	$—	$—

Conversion of liability warrants to equity	$2,866	$—	$—

Deferred charges related to warrants granted to credit facilitator	$—	$263	$258

Exercise of warrants to purchase Series D convertible preferred stock	$—	$4,679	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$304	$227	$169

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

The Company had a stockholders’ equity (deficiency) of $95,026 and ($43,008) as of December 31, 2014 and December 31, 2013, respectively. The stockholders’ deficiency as of December 31, 2013 resulted from its preferred stock not being classified as equity. The preferred stock was only redeemable upon contingent events that were not probable. On March 5, 2014, the preferred stock was converted into common stock and therefore classified as equity (See Note 1b).

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to accounts receivable and sales allowances, fair values of stock-based awards, deferred taxes and income tax uncertainties, and contingent liabilities. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

b.	Financial Statements in U.S. Dollars:

Most of the revenues and costs of VSI are denominated in United States dollars (“dollars”). Some of the subsidiaries’ revenues and costs are primarily incurred in Euros, the Pound Sterling, Canadian dollars and New Israeli Shekels (“NIS”); however, the Company’s management believes that the dollar is the primary currency of the economic environment in which VSI and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

Accordingly, transactions denominated in currencies other than the functional currency are re-measured to the functional currency in accordance with ASC No. 830, “Foreign Currency Matters” at the exchange rate at the date of the transaction or the average exchange rate in the quarter. At the end of each reporting period, financial assets and liabilities are re-measured to the functional currency using exchange rates in effect at the balance sheet date. Non-financial assets and liabilities are re-measured at historical exchange rates. Gains and losses related to re-measurement are recorded as financial income (expense) in the consolidated statements of operations as appropriate.

c.	Principles of Consolidation:

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries, VSL, VSUK, VSG, VSF and VSC. All intercompany transactions and balances have been eliminated upon consolidation.

d.	Cash Equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

e.	Short-Term Deposits:

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bear interest at rates ranging from 0.30%-0.70% and 0.05%-0.60%, per annum, as of December 31, 2014 and 2013, respectively. Deposits in NIS bear interest at rates ranging from 0.35%-0.39% and 0.83%-1.65%, per annum, as of December 31, 2014 and 2013, respectively. Short-term deposits are presented at cost which approximates market value due to their short maturities.

f.	Restricted Cash:

Restricted cash is primarily invested in certificates of deposit and is used mostly as security for the Company’s lease commitments.

The Company had no short-term restricted cash and $171 as of December 31, 2014 and 2013, respectively. In 2014, the Company had a $50 guarantee related to a credit card. The Company had long-term restricted cash in the amount of $ 312 and $ 370 as of December 31, 2014 and 2013, respectively.

g.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computer equipment	33
Office furniture and equipment	7 - 15
Leasehold improvements	Over the shorter of the lease term or estimated useful life

h.	Impairment of Long-Lived Assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2014, 2013 and 2012, no impairment losses have been recorded.

i.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

j.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and professional services (including training) that are not essential to functionality of the Company’s software. The Company sells its products worldwide directly to a network of distributors and VARs.

The Company accounts for the sale of perpetual software in accordance with ASC No. 985-605, “Software Revenue Recognition”. As required by ASC 985-605, the Company determines the value of the software component of its multiple-element arrangements using the residual method when vendor specific objective evidence (VSOE) of fair value exists for the undelivered elements of maintenance, and professional services agreements. VSOE is based on the price charged when an element is sold separately or renewed. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, when all ASC 985-605 criteria for revenue recognition are met.

The Company determines the fair value based on the stand alone sales price charged for maintenance, and professional services. The Company has defined classes of transactions, based on the value of licensed software products purchased from the Company. The Company prices renewals for each class of transaction as a fixed percentage of the total gross value of licensed software products the customer purchased.

Software license revenues are recognized when persuasive evidence of an arrangement exists, the software license has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Fees for arrangements with payment terms extending beyond customary payment terms are considered not to be fixed or determinable, in which case revenue is deferred and recognized when payments become due from the customer provided that all other revenue recognition criteria have been met.

The Company recognizes revenues from the sale of term license arrangements, ratably, on a straight-line basis, over the term of the underlying maintenance contract, and is typically up to one year.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year.

Revenues from professional services consist mostly of time and material services and, accordingly, are recognized as the services are performed or when the service term has expired.

Professional services bundled with licensed software and other software related elements are not essential to the functionality of the other elements of the arrangement. Revenues allocable to the services are recognized as the services are performed, using VSOE for such services.

Deferred revenues represent unrecognized fees billed or collected for maintenance and professional services.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2014, 2013 and 2012, there were no returns from this reseller.

k.	Cost of Revenues:

Cost of revenues consists of the cost of maintenance and services, resulting from costs associated with support, and professional services.

l.	Accounting for Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation”. ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model (“OPM”). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC No. 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The Company applies ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees” with respect to options issued to non-employees consultants. Accordingly, the Company uses option valuation models to measure the fair value of the options at the measurement date as defined in ASC 505-50.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock options awards, whereas the fair value of restricted stock units is based on the market value of the underlying shares at the date of grant.

The fair value of options granted to employees and non-employee directors is estimated at the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatility	60 - 64%	60 - 75%	60% - 75%
Risk-free interest	1.97 - 2.30%	1.13 - 2.29%	1.10 - 1.24%
Expected life	6.25	6.25	6.25

The Company used its historical volatility in accordance with ASC 718. The computation of volatility uses historical volatility derived from the Company’s exchange traded shares. Expected term of options granted is calculated based on the simplified method, in accordance with SAB 110, (i.e., as the average between the vesting period and the contractual term of the options), as adequate historical experience is not available to provide a reasonable estimate. The risk free interest rate assumption is the implied yield currently available on United States treasury zero-coupon issues with a remaining term equal to the expected life of the Company’s options. The dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts and may be subject to substantial change in the future. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

The non-cash compensation expenses related to employees and consultants for the years ended December 31, 2014, 2013 and 2012 amounted to $4,664, $1,788 and $848, respectively.

m.	Research and Development Costs:

Research and development costs are charged to the statement of operations as incurred. ASC No. 985-20, “Software-Costs of Software to Be Sold, Leased, or Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. The Company does not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred.

n.	Income Taxes:

The Company accounts for income taxes in accordance with Accounting Standards Codification No. 740, using the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits in its taxes on income.

o.	Derivative Instruments:

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of December 31, 2014 (*)
	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships—included in other current liabilities	$30,662	$(326)

(*)	The Company had no derivative instruments as of December 31, 2013.

As of December 31, 2013, there were no open derivative instruments arrangements. During 2014, the Company recorded operating losses due to foreign currency transactions in the amount of $864.

p.	Warrants to Purchase Convertible Preferred Stock:

The Company accounted for freestanding warrants to purchase shares of its convertible preferred stock as a liability on the balance sheet at fair value. The warrants to purchase convertible preferred stock were recorded as a liability until the date of the IPO because the underlying shares of convertible preferred stock were contingently redeemable (upon a deemed liquidation event) and, therefore, may have obligated the Company to transfer assets at some point in the future. The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized as a component of financial income (expense), net, on the statements of operations. The warrants were classified into equity upon the IPO, as the underlying shares of preferred stock were converted into common stock. As of December, 31, 2014, there are no outstanding warrants.

q.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term deposits and trade receivables.

The Company’s cash, cash equivalents and short-term deposits are invested in major banks in the United States, the United Kingdom, France, Germany, Israel and Canada. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution.

The Company’s trade receivables are geographically diversified and derived primarily from sales to a network of distributors and VARs mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its channel partners and establishes an allowance for doubtful accounts based upon a specific review of all significant outstanding invoices. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

r.	Retirement and Severance Pay:

Until December 31, 2012, VSI had a defined contribution plan (Simple IRA) available to all of its employees meeting certain service requirements. Employees were permitted to contribute up to a maximum of $11.5 of their annual compensation to the plan. VSI made a contribution to the plan in an amount equal to the employee’s contributions up to 3% of their salaries.

Starting January 1, 2013, VSI made available to its employees a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. VSI matches 100% of each participant’s contributions up to a maximum of 3% of the participant’s base pay and 50% of each participant’s contributions on contributions between 3% and 5% of the participant’s base pay. Each participant may contribute up to 80% of base remuneration up to the Internal Revenue Service’s annual contribution limit. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of income.

Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of the Israeli subsidiary elected to be included under section 14 of the Severance Pay Law, 1963 (“section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the balance sheet.

The Company’s liability for severance pay for the employees of its French subsidiary is calculated pursuant to French law, according to which French employees are entitled to an indemnity (a statutory redundancy) which is calculated as the larger of 20% of the average quarterly payroll of the employees or 33.3% of the average annual payroll. The law provides for the payment of severance payment to any employee working for the French subsidiary for at least a year.

Total Company expenses related to retirement and severance pay amounted to $2,651, $1,739 and $1,250 for the years ended December 31, 2014, 2013 and 2012, respectively.

s.	Fair Value of Financial Instruments:

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

A three tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying amounts of cash and cash equivalents, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

t.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, convertible preferred stock warrants stock, to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

u.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2014 and 2013, the Company was not a party to any ligation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

v.	Recently Issued Accounting Pronouncements:

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

NOTE 3:-	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2014	2013
Prepaid expenses	$852	$839
Government institutions & other receivables	134	167
Deferred charges	1,811	187
Short-term deposits	128	104
Other	37	60

	$2,962	$1,357

Deferred charges relate to lease incentive, see Note 6b.

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2014	2013
Cost:
Computer equipment	$5,306	$3,381
Office furniture and equipment	841	539
Leasehold improvements	1,774	597

	7,921	4,517

Accumulated depreciation	3,932	2,661

Property and equipment, net	$3,989	$1,856

Depreciation expenses for the years ended December 31, 2014, 2013 and 2012 were $1,285, $796 and $465, respectively.

NOTE 5:-	ACCRUED EXPENSES AND OTHER SHORT TERM LIABILITIES

	December 31,
	2014	2013
Employees	$7,890	$6,077
Accrued expenses	4,022	2,894
Government authorities and other	4,803	2,569
Other short term liabilities	39	103

	$16,754	$11,643

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2015-2026. The lease agreements of VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2015-2017.

Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2014 for the upcoming years were as follows:

Payments Due By Period
2015	$2,116
2016	3,507
2017	2,894
2018	2,721
2019	2,748
Thereafter	17,419

$31,405

Total rent expenses for the years ended December 31, 2014, 2013 and 2012 were $2,986, $1,636 and $1,140, respectively.

On June 18, 2014, the Company entered into a modification of lease agreement for its office space in New York City, which was originally leased in 2011. The modification extended the lease until February 28, 2026 and added additional premises. The Company has an option to terminate the lease on February 28, 2023 as well as the option to extend the lease for an additional five year period.

For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date of possession of the property to the end of the initial lease term. The Company records any differences between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate. Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date of possession of the property through the end of the initial lease term. The Company records the unamortized portion of tenant allowances as a part of deferred rent, in current liabilities or other long-term liabilities, as appropriate. At December 31, 2014 and 2013, deferred rent included $39 and $103, respectively, in current liabilities in the Company’s consolidated balance sheets, and deferred rent included $3,698 and $14, respectively, in long-term liabilities in the Company’s consolidated balance sheets.

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of December 31, 2014, that rate amounted to 3.1%. This promissory note enables the Company to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until March 31, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2014, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 7:-	FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2014 by level within the fair value hierarchy (in thousands):

	As of December 31, 2014
	Level I	Level II	Level III	Fair Value
Financial Liabilities:
Forward foreign exchange contracts	—	(326)	—	(326)

Total financial liabilities	$—	$(326)	$—	$(326)

The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2013 by level within the fair value hierarchy (in thousands):

	As of December 31, 2013
	Level I	Level II	Level III	Fair Value
Financial Liabilities:
Warrants to purchase preferred shares	—	—	$2,866	$2,866

Total financial liabilities	$—	$—	$2,866	$2,866

Prior to the IPO, financial instruments measured at fair value on a recurring basis included warrants for convertible preferred stock. The warrants were classified as a liability in accordance with ASC 480-10-25 (see Note 10). These warrants were classified as level 3 in the fair value hierarchy since some of the inputs used in the valuation (the share price) were determined based on management’s assumptions. The fair value of the warrants on the issuance date and on subsequent reporting dates was determined using the Black-Scholes-Merton options pricing model utilizing the assumptions noted below. The fair value of the underlying preferred stock price was determined by the board of directors considering, among others, third party valuations. The valuation of the Company was performed using a DCF model. The OPM method was then employed to allocate the enterprise value among the Company’s various equity classes, deriving a fully marketable value per share for the preferred stock. The expected terms of the warrants were based on the remaining contractual expiration period. The expected stock price volatility for the stock was determined by examining the historical volatilities of a group of the Company’s industry peers as there is no trading history of the Company’s stocks. The risk-free interest rate was calculated using the average of the published interest rates for U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption was zero as there is no history of dividend payments. As of December 31, 2014, all the warrants were exercised.

Prior to the IPO, the following assumptions were used to estimate the value of the Series C Preferred stock warrants:

December 31,2013
Expected volatility	60%
Risk-free rate	1.6%
Dividend yield	0%
Expected term (in years)	5.25
Share price	27.6

Prior to the IPO, the following assumptions were used to estimate the value of the Series D Preferred stock warrants:

August 16, 2013(*)
Expected volatility	60%
Risk-free rate	0.70%
Dividend yield	0%
Expected term (in years)	3.37
Share price	$25.78

(*)	As of December 31, 2013, all the Series D Preferred stock warrants were exercised.

Prior to the IPO, the following assumptions were used to estimate the value of the Series E Preferred stock warrants:

2013
Expected volatility	60%
Risk-free rate	1.6% - 2.22%
Dividend yield	0%
Expected term (in years)	5.41 - 6.39
Share price	28.64

The change in the fair value of the preferred stock warrant liability is summarized below:

	Balance at beginning of period	Issuance of preferred stock warrants	Exercise of preferred stock warrants	Change in fair value	Balance at end of period
December 31, 2012	$2,321	$258	$—	$3,195	$5,774

December 31, 2013	$5,774	$263	$(4,679)	$1,508	$2,866

December 31, 2014	$2,866	$—	$(2,866)	$—	$—

Note 8:-	CONVERTIBLE PREFERRED STOCK

a. Composition of Convertible Preferred Stock:

	Authorized	Issued and outstanding
	Number of shares		Carrying amount
	December 31,		December 31, 2013
	2013	2013
Stock of $0.001 par value:
Series A Preferred stock	5,035,715	5,035,715	$3,477
Series B Preferred stock	5,093,263	5,093,263	10,064
Series C Preferred stock	1,721,022	1,534,669	6,969
Series D Preferred stock	4,875,082	3,200,742	20,765
Series E Preferred stock	261,302	217,752	2,500

	16,986,384	15,082,141	$43,775

The Company issued Series A through E Preferred stock between the years 2004 and 2011. The Company classified the convertible preferred stock outside of stockholders’ equity (deficiency) as required by ASC 480-10-S99-3A and ASR 268, since the shares possessed liquidation features which may have triggered a distribution of cash or assets that was not solely within the Company’s control. Pursuant to the Company’s Amended and Restated Certificate of Incorporation in effect prior to the IPO, a deemed liquidation event would have occurred upon the closing of the transfer of the Company’s securities to a person or a group of affiliated persons, in one or a series of related transactions, if immediately after such transaction, such person or group of affiliated persons would hold 50% or more of the outstanding voting stock of the Company. For the year ended December 31, 2013, the Company did not adjust the carrying value of the convertible preferred stock to the deemed liquidation values of such shares since a deemed liquidation event was not probable at that balance sheet date. Upon closing of the IPO on March 5, 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of the common stock. As of such date, no convertible preferred stock was authorized or issued and outstanding.

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2014	2013	2014	2013
Stock of $0.001 par value:
Common stock	200,000,000	26,000,000	24,685,604	3,953,314

b.	Common stock rights:

The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of common stock, par value $0.001 per share.

The common stock confers upon its holders the right to participate in the general meetings of the Company, to vote at such meetings (each share represents one vote), to elect board members and to participate in any distribution of dividends or any other distribution of the Company’s property, including the distribution of surplus assets upon liquidation.

c.	Stock option plans:

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). As of December 31, 2014, the Company had reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Options granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the year ended December 31, 2014 is as follows:

	Year ended December 31, 2014
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	3,233,235	$4.033	$65,723	5.700
Granted	1,111,940	$25.077
Exercised	(213,174)	$1.663
Forfeited	(51,390)	$19.449

Options outstanding at the end of the period	4,080,611	$9.697	$95,855	6.092

Vested and expected to vest	3,965,741	$9.318	$94,581	6.000

Options exercisable at the end of the period	2,620,454	$2.638	$79,117	4.359

A summary of employees’ stock options activities during the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31, 2013
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	2,809,923	$1.782	$43,801	5.952
Granted	541,150	$15.267
Exercised	(105,021)	$1.239
Forfeited	(12,817)	$13.998

Options outstanding at the end of the period	3,233,235	$4.033	$65,723	5.700

Vested and expected to vest	3,203,465	$3.941	$65,412	5.668

Options exercisable at the end of the period	2,550,694	$1.473	$58,377	4.799

	Year ended December 31, 2012
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)
Options outstanding at the beginning of the year	2,812,092	$1.247	$15,616	6.577
Options granted to consultant that became employee during the year	10,000	$1.256
Granted	183,929	$9.228
Exercised	(179,075)	$0.938
Forfeited	(17,023)	$2.382

Options outstanding at the end of the year	2,809,923	$1.782	$43,801	5.952

Vested and expected to vest	2,787,889	$1.742	$43,568	5.930

Options exercisable at the end of the year	2,488,512	$1.197	$40,247	5.610

The weighted average grant date fair values of options granted during the years ended December 31, 2014, 2013 and 2012 were $14.087, $14.002 and $11.183, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 were $4,800, $2,218 and $2,420, respectively. As of December 31, 2014 and 2013, there were $17,016 and $7,982, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 3.173 and 2.748 years, respectively.

The options outstanding as of December 31, 2014 have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$0.070-0.901	594,591	2.504	$0.728	594,591	2.504	$0.728
$1.039-1.576	1,651,595	4.255	$1.261	1,651,595	4.255	$1.261
$6.230-8.800	174,222	6.886	$6.724	135,318	6.815	$6.739
$12.470	413,680	8.175	$12.470	184,504	8.152	$12.470
$21.00-24.23	1,039,073	9.476	$21.611	54,446	8.812	$21.764
$39.86	207,450	9.227	$39.860	—	0.000	$0.000

	4,080,611	6.092	$9.697	2,620,454	4.359	$2.638

The options outstanding as of December 31, 2013 have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$0.070-0.901	758,047	3.367	$0.744	758,047	3.367	$0.744
$1.039-1.576	1,682,942	5.208	$1.260	1,656,365	5.186	$1.255
$6.230-8.800	185,346	7.878	$6.709	102,998	7.791	$6.801
$12.470	444,700	9.174	$12.470	33,284	8.896	$12.470
$21.14-24.23	162,200	9.686	$21.983	—	0.000	$0.000

	3,233,235	5.700	$4.033	2,550,694	4.799	$1.473

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of December 31, 2014 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
December 2006	15,000	$0.901	15,000	December 2016
February 2013	4,000	$12.470	1,832	February 2023
August 2013	5,000	$21.140	1,665	August 2023
October 2013	1,250	$24.230	363	October 2023
March 2014	16,450	$39.860	—	March 2024
May 2014	8,700	$22.010	—	May 2024
August 2014	36,250	$21.000	—	August 2024
November 2014	12,000	$21.660	—	November 2024

	98,650		18,860

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of December 31, 2013 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
December 2006	40,090	$0.901	40,090	December 2016
May 2012	1,500	$6.800	656	May 2022
February 2013	4,000	$12.470	—	February 2023
August 2013	5,000	$21.140	—	August 2023
October 2013	1,250	$24.230	—	October 2023

	51,840		40,746

e.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenues	$192	$39	$41
Research and development	1,198	551	327
Sales and marketing	2,478	841	284
General and administrative	796	357	196

Total	$4,664	$1,788	$848

f.	Restricted stock units for non-employee directors:

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2014:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value	Average Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	—	$—
Granted	31,905	$21.00
Vested	(4,435)	$21.00
Forfeited	—	$—

Unvested as of December 31, 2014	27,470	$21.00	$325

g.	On January 30, 2012, the Company entered into a Share Purchase Agreement (the “2012 SPA”) with one of its founders, pursuant to which the Company purchased 87,100 shares of common stock, at a price per share of $11.48, for total consideration of $1,000.

The difference between the price per share and the fair value of the common stock at the repurchase date, multiplied by the number of shares purchased, in the amount of $234 was recorded as compensation expenses with respect to employees in accordance with ASC 718. Simultaneously with the 2012 SPA, the Company sold the 87,100 shares of common stock to several of its existing stockholders at a price per share of $11.48 for a total consideration of $1,000.

Note 10:-	WARRANTS TO PURCHASE PREFERRED STOCK

Issuance with respect to	Warrants to purchase	Issuance date	Number of warrants	Exercise price	Contractual term
2007 Credit Line Agreement	Preferred C	11/7/2007	69,882	$4.56 per share or the lowest price per share in the next preferred stock investment round.	The longer of 7 years from the issuance date of the warrants or 5 years following an effective IPO

2007 Credit Line Agreement	Preferred C	5/1/2008	23,294	$4.56 per share or the lowest price per share in the next preferred stock investment round.	The longer of 7 years from the issuance date of the warrants or 5 years following an effective IPO

Series D Transaction	Preferred D	12/21/2009	180,312	$5.04	The longer of 6 years from issuance date of the warrants or 3 years from the date the common stock is listed for trading on a national securities exchange

Series D Transaction	Preferred D	12/21/2010	45,348	$5.04	The longer of 6 years from issuance date of the warrants or 3 years from the date the common stock is listed for trading on a national securities exchange

2012 Credit Line Agreement	Preferred E	5/29/2012	15,242	$11.48 per share or the lowest price per share in the next preferred stock investment round (but in no event lower than $9.18 per share)	The longer of 7 years from the issuance date of the warrants or 5 years following an effective IPO

2012 Credit Line Agreement—amendment	Preferred E	5/21/2013	14,154	$11.48 per share or the lowest price per share in the next preferred stock investment round (but in no event lower than $9.18 per share)	The longer of 7 years from the issuance date of the warrants or 5 years following an effective IPO

(*)	As of December 31, 2014, no warrants to purchase preferred stock were outstanding.

a. The fair value of the Series C Preferred stock warrants on the date of issuance was $341.

As of December 31, 2013, all the Series C Preferred stock warrants were outstanding.

b. In conjunction with the 2012 Credit Line Agreement, the Company issued TriplePoint warrants to purchase 15,242 shares of the Company’s Series E Preferred stock. No warrants are currently outstanding.

The fair value of the Series E Preferred stock warrants on the date of issuance was $258.

In conjunction with the amendment of the 2012 Credit Line Agreement, the Company issued TriplePoint warrants to purchase 14,154 shares of the Company’s Series E Preferred stock. No warrants are currently outstanding.

The fair value of the Series E Preferred stock warrants on the date of issuance was $263.

As of December 31, 2013, all the Series E Preferred Stock warrants were outstanding.

c. In conjunction with a Series D Preferred Stock Purchase Agreement entered into by the Company on December 22, 2008 (the “Series D Transaction”), the Company agreed to grant warrants to purchase a number of shares of Series D Preferred stock based on future annual revenue targets to one of the investors in the Series D Transaction, which is also one of the Company’s resellers (the “Reseller”), all pursuant to certain conditions stipulated in a management agreement between the parties. No warrants are currently outstanding.

NOTE 11:-	INCOME TAXES

a.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2014, the Company had accumulated tax loss carry-forward for federal and state tax purposes of approximately $20,324 and $10,814, respectively. If not utilized, these carryforwards will expire starting in 2027 and 2016 for federal and state tax purposes, respectively. Included in the above net operating loss carryforwards are $1,413 and $1,172 of federal and state net operating loss carryforwards, respectively, associated with a windfall tax benefit that will be recorded as additional paid in capital when realized. In addition, as of December 31, 2014, the Company had federal credit carryforwards of approximately $294. If not utilized, the federal tax carryforward will expire between 2016 and 2032. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

b.	Profit (loss) before taxes on income is comprised as follows:

	Year ended December 31,
	2014	2013	2012
Domestic	$(15,606)	$(4,501)	$(4,487)
Foreign	(3,416)	(2,618)	(112)

	$(19,022)	$(7,119)	$(4,599)

c.	Taxes on loss are comprised as follows:

	Year ended December 31,
	2014	2013	2012
Domestic:
Federal	$—	$—	$—
State	16	5	40
Foreign	360	351	207

	$376	$356	$247

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. net operating loss carry forwards and other temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses in the US and Israel jurisdictions, the Company established a valuation allowance on its US and Israel deferred tax assets.

	December 31,
	2014	2013
Carry forward losses and credits	$7,947	$6,086
Deferred revenues	9,146	6,995
Accrued payroll, commissions, vacation	610	465
Allowance for doubtful accounts	64	142
Accrued severance pay	443	339
Other	731	318

Net deferred tax assets before valuation allowance	18,941	14,345
Valuation allowance	(18,941)	(14,345)

Net deferred tax assets	$—	$—

e.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended December 31,
	2014	2013	2012
Loss before taxes, as reported in the consolidated statements of operations	$(19,022)	$(7,119)	$(4,599)

Statutory tax rate	34%	34%	35%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(6,468)	$(2,420)	$(1,610)
Income tax at rate other than the U.S. statutory tax rate	993	720	(82)
Tax advances and non-deductible expenses including equity based compensation expenses	1,296	715	810
Operating losses and other temporary differences for which valuation allowance was provided	4,596	803	990
State tax	(409)	(184)	40
Impact of rate change	49	537	—
Tax reserve for uncertain tax positions	308	119	150
Other individually immaterial income tax items	11	66	(51)

Actual tax expense	$376	$356	$247

f.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2014 and 2013 are as follows:

Gross unrecognized tax benefits as of January 1, 2013	$150
Increase/decrease in tax position for current year	(10)
Increase in tax position for current year	129

Gross unrecognized tax benefits as of December 31, 2013	269
Increase/decrease in tax position for current year	4
Increase in tax position for current year	304

Gross unrecognized tax benefits as of December 31, 2014	$577

There was $577 of unrecognized income tax benefits that, if recognized, $552 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $40 as of December 31, 2014.

g.	Foreign taxation:

1. Israel tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

Conditions for entitlement to the benefits:

The benefits available to a Beneficiary Enterprise relate only to taxable income attributable to the specific investment program and are conditioned upon terms stipulated in the Investment Law and the related regulations and the criteria set forth in the applicable certificate of approval (for an Beneficiary Enterprise). If VSL does not fulfill these conditions, in whole or in part, the benefits can be cancelled, and VSL may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest.

The Office of the Chief Scientist at Israel’s Ministry of Industry, Trade and Labor approved the Israeli subsidiary as an R&D-incentive enterprise for a foreign resident company in accordance with the Encouragement of Capital Investments (Consolidated Version) Law.

If cash dividends are distributed out of tax exempt profits in a manner other than upon complete liquidation, VSL will then become liable for tax at the rate of 10%-25% (depending on the level of foreign investments in VSL) in respect of the amount distributed.

2. Undistributed earnings of foreign subsidiaries:

As of December 31, 2014, approximately $2,147 of undistributed earnings from non-U.S. operations held by the Company’s foreign subsidiaries are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

h.	Tax assessments:

The Company has final tax assessments in the U.S. through 2009, VSL in Israel through 2008, VSUK in UK through 2011, VSF in France through 2011, and VSG in Germany through 2011.

In 2013, the Israeli Tax Authorities (“ITA”) initiated a tax assessment audit on VSL for the years 2009- 2011. On December 30, 2013, the ITA issued an assessment for the year 2009, amounting to approximately $115 (including interest and adjustment to inflation). The Company has filed an objection letter. The Company believes it has valid arguments to support its positions and intends to defend against such tax assessment. The Company has recorded a provision with respect to its uncertain tax positions in accordance with ASC 740.

VSC does not have a final tax assessment since its inception.

3. Carryforward losses of foreign subsidiaries

As of December 31, 2014, VSL had a net operating tax loss carryforward of approximately $5,187. These carryforward losses have no expiration dates and may be carried forward indefinitely.

As of December 31, 2014, VSL also has credits in Israel totaling $226. These credits have no expiration date.

NOTE 12:-	FINANCIAL EXPENSES, NET

	Year ended December 31,
	2014	2013	2012
Financial income:
Interest on bank deposits	$188	$36	$97
Foreign currency transactions gains, net	—	622	320

	188	658	417

Financial expenses:
Deferred charges	187	200	141
Revaluation of warrants	—	1,508	3,195
Bank charges	109	149	40
Foreign currency transactions loss, net	1,591	75	—
Interest expenses	—	—	86
Other	15	—	—

	(1,902)	(1,932)	(3,462)

	$(1,714)	$(1,274)	$(3,045)

NOTE 13:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from licensing of software, sale of professional services, maintenance and technical support (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Year ended December 31,
	2014	2013	2012
Revenues based on customer’s location:
United States	$56,910	$42,165	$31,062
EMEA (*)	35,809	25,986	18,690
Rest of the World	8,629	6,465	3,658

Total revenues	$101,348	$74,616	$53,410

(*)	Sales to customers in France accounted for $10,419 for the year ended December 31, 2014. In 2013 and 2012, sales in France did not exceed 10% of the Company’s revenues.

During the years ended December 31, 2014, 2013 and 2012, there were no sales to a single customer exceeding 10% of the Company’s revenues.

	December 31,
	2014	2013
Long-lived assets by geographic region:
United States	$2,146	$777
Israel	1,648	956
Other	195	123

	$3,989	$1,856

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, or disagreements with our accountants on matters of accounting and financial disclosure.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors, including our chief executive and senior financial officers. The code of business conduct and ethics is available on our website at www.varonis.com. We expect that any amendment to the code, or any waivers of its requirements, will be disclosed on our website. The inclusion of our website in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K.

Item 11.	Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.6(9)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Gili Iohan, dated as of February 10, 2014

10.8(11)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.9(12)	Israel Office Lease, dated as of June 17, 2013, by and between Wintegra Ltd. and Varonis Systems Ltd.

10.10(13)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.11(14)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.12(15)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.13(16)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 10.3 to the IPO Registration Statement with the SEC on February 6, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (File No. 001-35324) (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(9)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.12 to the IPO Registration Statement with the SEC on November 12, 2013 and incorporated herein by reference.
(13)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(14)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(15)	Filed as Exhibit 10.14 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(16)	Filed as Exhibit 10.15 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

February 19, 2015	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

February 19, 2015	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Yakov Faitelson and Gili Iohan, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, severally, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Yakov Faitelson Yakov Faitelson	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 18, 2015

/s/ Ohad Korkus Ohad Korkus	Chief Technology Officer and Director	February 18, 2015

/s/ Gili Iohan Gili Iohan	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	February 18, 2015

/s/ Kevin Comolli Kevin Comolli	Director	February 18, 2015

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Director	February 18, 2015

/s/ Rona Segev-Gal Rona Segev-Gal	Director	February 18, 2015

/s/ Erez Shachar Erez Shachar	Director	February 18, 2015

/s/ Fred Van Den Bosch Fred Van Den Bosch	Director	February 18, 2015

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.6(9)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Gili Iohan, dated as of February 10, 2014

10.8(11)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.9(12)	Israel Office Lease, dated as of June 17, 2013, by and between Wintegra Ltd. and Varonis Systems Ltd.

10.10(13)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.11(14)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.12(15)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.13(16)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 , formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 10.3 to the IPO Registration Statement with the SEC on February 6, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (File No. 001-35324) (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(9)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.10 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.12 to the IPO Registration Statement with the SEC on November 12, 2013 and incorporated herein by reference.
(13)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(14)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(15)	Filed as Exhibit 10.14 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(16)	Filed as Exhibit 10.15 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.