Form 10-Q
period 2015-03-31
VARONIS SYSTEMS INC
filed 2015-05-07
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36324
____________________

VARONIS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

____________________

Delaware	57-1222280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 Broadway, 31st Floor New York, NY 10001	10001
(Address of principal executive offices)	(Zip Code)

(877) 292-8767 (Registrant’s telephone number, including area code)
____________________

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

At May 5, 2015, there were 24,846,066 shares of Common Stock, par value $0.001 per share, outstanding.

i

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,919	$76,593
Short-term deposits	35,102	35,102
Trade receivables (net of allowance for doubtful accounts of $149 at March 31, 2015 and December 31, 2014)	20,643	37,869
Prepaid expenses and other current assets	2,354	2,962
Total current assets	136,018	152,526

Long-term assets:
Other assets	326	332
Property and equipment, net	5,474	3,989
Total long-term assets	5,800	4,321
Total assets	$141,818	$156,847

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,122	$2,703
Accrued expenses and other liabilities	14,480	16,754
Deferred revenues	31,891	33,753
Total current liabilities	48,493	53,210

Long-term liabilities:
Deferred revenues	3,225	3,464
Severance pay	1,449	1,449
Other liabilities	4,182	3,698
Total long-term liabilities	8,856	8,611

Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 24,844,646 shares at March 31, 2015 and 24,685,604 shares at December 31, 2014	25	25
Accumulated other comprehensive loss	(446)	(326)
Additional paid-in capital	164,711	162,478
Accumulated deficit	(79,821)	(67,151)
Total stockholders’ equity	84,469	95,026
Total liabilities and stockholders’ equity	$141,818	$156,847

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Licenses	$10,158	$8,053
Maintenance and services	12,828	9,402
Total revenues	22,986	17,455

Cost of revenues	2,833	2,042

Gross profit	20,153	15,413

Operating costs and expenses:
Research and development	7,733	6,439
Sales and marketing	20,191	14,241
General and administrative	3,780	2,665
Total operating expenses	31,704	23,345

Operating loss	(11,551)	(7,932)
Financial expenses and other, net	(1,041)	(38)

Loss before income taxes	(12,592)	(7,970)
Income taxes	(78)	(104)

Net loss	$(12,670)	$(8,074)

Net loss per share of common stock, basic and diluted	$(0.51)	$(0.73)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	24,741,306	11,082,770

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31
	2015	2014

Net loss	$(12,670)	$(8,074)

Other comprehensive loss:
Unrealized losses on derivative instruments	(120)	(22)

Total other comprehensive loss	(120)	(22)

Comprehensive loss	$(12,790)	$(8,096)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount		capital	loss	deficit	(deficiency)
	(in thousands, except share data)

Balance as of January 1, 2014	15,082,141	$43,775	3,953,314	$4		$4,741	$—	$(47,753)	$(43,008)
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5		106,066	—	—	106,071
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15		43,760	—	—	43,775
Conversion of warrants to purchase preferred stock into warrants to purchase common stock	—	—	—	—		2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217	*	)	—	—	—	—
Stock-based compensation expense	—	—	—	—		4,664	—	—	4,664
Exercise of stock options	—	—	238,951	*	)	381	—	—	382
Exercise of restricted stock units	—	—	3,545	*	)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—		—	(326)	—	(326)
Net loss	—	—	—	—		—	—	(19,398)	(19,398)

Balance as of December 31, 2014	—	—	24,685,604	25		162,478	(326)	(67,151)	95,026
Stock-based compensation expense	—	—	—	—		1,685	—	—	1,685
Exercise of stock options	—	—	156,382	*	)	548	—	—	548
Exercise of restricted stock units	—	—	2,660	*	)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—		—	(120)	—	(120)
Net loss	—	—	—	—		—	—	(12,670)	(12,670)

Balance as of March 31, 2015 (unaudited)	—	$—	24,844,646	$25		$164,711	$(446)	$(79,821)	$84,469

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,670)	$(8,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	344	254
Stock-based compensation	1,685	646
Amortization of deferred charges related to loan	-	31
Capital loss from disposal of fixed asset	(1)	-

Changes in assets and liabilities:
Trade receivables	17,226	14,014
Prepaid expenses and other current assets	1,064	(284)
Trade payables	(581)	(74)
Accrued expenses and other liabilities	(2,394)	(1,069)
Increase in severance pay, net	-	314
Deferred revenues	(2,101)	(1,424)
Other long term liabilities	(1,327)	3

Net cash provided by operating activities	1,245	4,337

Cash flows from investing activities:
Decrease in short-term deposit	-	3,987
Decrease in long-term deposits	-	37
Decrease (increase) in restricted cash	6	(15)
Purchase of property and equipment	(473)	(608)

Net cash provided by (used in) investing activities	(467)	3,401

Cash flows from financing activities:
Exercise of employee stock options	548	13
Payment of deferred equity offering cost	-	(335)
Net proceeds from initial public offering	-	108,447
Net cash provided by financing activities	548	108,125
Increase in cash and cash equivalents	1,326	115,863
Cash and cash equivalents at beginning of period	76,593	9,633
Cash and cash equivalents at end of period	$77,919	$125,496

Supplemental disclosure of non-cash flow information:
Conversion of preferred stock to common stock	-	43,775
Conversion of liability warrants to equity	-	2,866
Deferred rent fixed asset additions	1,355	-
Deferred offering costs not yet paid	-	846
	$1,355	$47,487

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$33	$28

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

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

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF and VSC resell the Company’s products and services mainly in the UK, Germany, France and rest of Europe, and Canada, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end users customers.

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

c.	The significant accounting policies applied in the Company’s audited annual consolidated financial statements as of December 31, 2014 are applied consistently in these financial statements.

d.	Basis of Presentation:

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2014 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on February 19, 2015  (the “2014 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2014 included in the 2014 Form 10-K.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of March 31, 2015 (unaudited)		Liabilities as of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships - included in accrued expenses and other liabilities	$23,765	$(446)	$30,662	$(326)

For the three months ended March 31, 2015, the unaudited consolidated statements of operations reflect a loss of approximately $524 related to foreign currency forward contracts. The Company had no derivative instruments gains or losses for the three months ended March 31, 2014.

f.       Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. On April 1, 2015, the FASB proposed to extend the effective date of ASU 2014-09 from reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its consolidated financial statements.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2015.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands):

	As of March 31, 2015 (unaudited)				As of December 31, 2014
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value

Financial liabilities:
Forward foreign exchange contracts	—	(446)	—	(446)	—	(326)	—	(326)

Total financial liabilities	$—	$(446)	—	$(446)	$—	$(326)	—	$(326)

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2015 - 2026. The lease agreements of VSI and VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2015 – 2017.

Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2015 for the upcoming years were as follows:

unaudited

2015	$1,597
2016	3,468
2017	2,880
2018	2,718
2019	2,748
Thereafter	17,419

$30,830

Total rent expenses for the period ended March 31, 2015 and the year ended December 31, 2014 were $1,025 and $2,986, respectively.

c.
On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of March 31, 2015, that rate amounted to 3.1%. This promissory note enables the Company to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until May 15, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2015, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 4:–	STOCKHOLDERS’ EQUITY

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). As of March 31, 2015, the Company had reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Options granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the period ended March 31, 2015 is as follows:

	Period ended March 31, 2015 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding at the beginning of the year	4,080,611	$9.697	$95,855	6.092
Granted	161,200	$29.880
Exercised	(140,716)	$3.728
Forfeited	(58,995)	$28.659

Options outstanding at the end of the period	4,042,100	$10.433	$64,869	6.049

Vested and expected to vest	3,932,028	$10.064	$64,408	5.961

Options exercisable at the end of the period	2,578,803	$3.488	$57,852	4.326

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the three month period ended March 31, 2015 was $3,747. As of March 31, 2015, there was $17,677 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a period of approximately 3.077 years.

b.	The options outstanding as of March 31, 2015 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of March 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$0.070-0.901	517,811	2.483	$0.812	517,811	2.483	$0.812
$1.039-1.576	1,635,172	4.021	$1.263	1,635,172	4.021	$1.263
$6.230-8.800	154,818	6.645	$6.754	126,326	6.568	$6.761
$12.470	387,601	7.927	$12.470	185,324	7.902	$12.470
$21.000-24.230	1,004,548	9.233	$21.609	66,556	8.625	$21.756
$29.880	154,200	9.901	$29.880	-	-	-
$39.860	187,950	8.981	$39.860	47,614	8.981	$39.860

	4,042,100	6.049	$10.433	2,578,803	4.326	$3.488

c.	The fair value of stock option grants for the period ended March 31, 2015 was estimated using the following weighted average assumptions:

Period ended March 31, 2015
unaudited

Expected dividend yield	0%
Expected volatility	65%
Risk-free interest rate	1.94%
Expected term (years)	6.25

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of March 31, 2015 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	3,500	$12.470	1,582	February 2023
August 2013	5,000	$21.140	1,975	August 2023
October 2013	1,084	$24.230	276	October 2023
March 2014	16,450	$39.860	4,115	March 2024
May 2014	8,700	$22.010	-	May 2024
August 2014	36,250	$21.000	-	August 2024
November 2014	12,000	$21.660	-	November 2024

	82,984		7,948

e.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)

Cost of revenues	$91	$20
Research and development	467	199
Sales and marketing	737	340
General and administrative	390	87

Total	$1,685	$646

f.	Restricted stock units for employees, consultants and non-employee directors:

The following provides a summary of the restricted stock unit activity for the Company for the three months ended March 31, 2015:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2015	27,470	$21.00
Granted	252,150	$29.88
Vested	(2,478)	$21.00
Forfeited	(6,140)	$22.45
Unvested balance - March 31, 2015	271,002	$29.23
Expected to vest – March 31, 2015	249,139

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)

Revenues based on customer’s location:
United States	$13,106	$9,070
EMEA (*)	7,993	6,943
Rest of the World	1,887	1,442

Total revenues	$22,986	$17,455

(*)	Sales to customers in France accounted for $2,318 for the three months ended March 31, 2015. Sales to customers in the UK accounted for $1,880 for the three months ended March 31, 2014.

During the three months ended March 31, 2014, CDW Logistics accounted for 11.7% of the Company’s revenues.

	March 31, 2015	December 31, 2014
	Unaudited	Audited
	(in thousands)
Long-lived assets by geographic region:
United States	$3,771	$2,146
Israel	1,520	1,648
Other	183	195

	$5,474	$3,989

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

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

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products, and as of March 31, 2015, approximately 43% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for the three months ended March 31, 2015 and 2014 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of March 31, 2015, we had approximately 3,500 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three months ended March 31, 2015, approximately 57% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 35% of our revenues and Rest of World accounted for approximately 8% of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets. For the three months ended March 31, 2015, however, our business in EMEA (and particularly in Europe) was weaker than expected, as we experienced a more difficult selling environment in some countries, as well as sales execution challenges in the UK. While we are addressing this short term weakness, it may negatively affect our results of operations in the next several quarters.

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

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of March 31, 2015 and 2014, 93.6% and 96.0% of our customers, respectively, had purchased DatAdvantage; 18.4% and 20.2% of our customers, respectively, had purchased DataPrivilege; 27.6% and 23.9% of our customers, respectively, had purchased IDU Classification Framework; and 3.5% and 1.8% of our customers, respectively, had purchased Data Transport Engine. As of March 31, 2015 and 2014, 50.9% and 56.4% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.5% of our customers made standalone purchases of DataPrivilege. As of March 31, 2015, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses revenues accounted for 44.2% and 46.1% of our total revenues for the three month periods ended March 31, 2015 and 2014, respectively. We expect maintenance and services revenues to comprise a larger portion of our total revenues as our installed customer base grows.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three month periods ended March 31, 2015 and 2014, our revenues were $23.0 million and $17.5 million, respectively, representing year-over-year growth of approximately 32%. For the three month periods ended March 31, 2015 and 2014, we had operating losses of $11.6 million and $7.9 million and net losses of $12.7 million and $8.1 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the three months ended March 31, 2015 and 2014 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	44.2%	46.1%
Maintenance and services	55.8	53.9
Total revenues	100.0%	100.0%

We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows. Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of March 31, 2015, we had approximately 3,500 customers across a broad array of company sizes and industries located in over 60 countries.

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

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars, as we plan to expand our sales and marketing efforts, both domestically and internationally. We expect sales and marketing expenses to be our largest category of operating costs and expenses as we continue to expand our business worldwide.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expense will increase in absolute dollars as we grow and expand our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses and the additional costs of achieving and maintaining compliance with the Sarbanes-Oxley Act and related regulations.

Financial Expenses, Net

Financial expenses, net consists primarily of foreign exchange gains or losses and net interest. Foreign exchange gains or losses relate to our business activities in foreign countries with different functional reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Net interest represents interest income received on our cash, cash equivalents and short-term deposits.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2015 and 2014 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2015	2014
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$10,158	$8,053
Maintenance and services	12,828	9,402
Total revenues	22,986	17,455
Cost of revenues	2,833	2,042

Gross profit	20,153	15,413
Operating costs and expenses:
Research and development	7,733	6,439
Sales and marketing	20,191	14,241
General and administrative	3,780	2,665
Total operating expenses	31,704	23,345
Operating loss	(11,551)	(7,932)
Financial expenses, net	(1,041)	(38)
Loss before income taxes, net	(12,592)	(7,970)
Income taxes	(78)	(104)
Net loss	$(12,670)	$(8,074)

	Three Months Ended March 31,
	2015	2014
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	44.2%	46.1%
Maintenance and services	55.8	53.9
Total revenues	100.0	100.0
Cost of revenues	12.3	11.7
Gross profit	87.7	88.3

Operating costs and expenses:
Research and development	33.6	36.9
Sales and marketing	87.8	81.5
General and administrative	16.5	15.3
Total operating expenses	137.9	133.7

Operating loss	(50.2)	(45.4)
Financial expenses, net	(4.5)	(0.3)
Loss before income taxes, net	(54.7)	(45.7)
Income taxes	(0.4)	(0.6)
Net loss	(55.1)%	(46.3)%

Revenues

	Three Months Ended March 31,
	2015	2014	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$10,158	$8,053	26.1%
Maintenance and services	12,828	9,402	36.4%
Total revenues	$22,986	$17,455	31.7%

	Three Months Ended March 31,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	44.2%	46.1%
Maintenance and services	55.8%	53.9%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 189 new customers in the three month period ended March 31, 2015 compared to 158 new customers in the three month period ended March 31, 2014, sales to existing customers and sales of new products. As of March 31, 2015 and 2014, we had approximately 3,500 and approximately 2,550 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended March 31, 2015 and 2014, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2015, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2014, 67% was attributable to revenues from new customers, and 33% was attributable to revenues from existing customers. As of March 31, 2015 and 2014, 43% and 40% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2015	2014	% Change
	(unaudited) (in thousands)
Cost of revenues	$2,833	$2,042	38.7%

	Three Months Ended March 31,
	2015	2014
	(as a percentage of total revenues)
Total gross margin	87.7%	88.3%

The increase in cost of revenues was primarily related to an increase of $0.8 million in salaries and benefits expense due to increased headcount for support and professional services.

Operating Costs and Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$7,733	$6,439	20.1%
Sales and marketing	20,191	14,241	41.8%
General and administrative	3,780	2,665	41.8%
Total operating expenses	$31,704	$23,345	35.8%

	Three Months Ended March 31,
	2015	2014
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	33.6%	36.9%
Sales and marketing	87.8%	81.5%
General and administrative	16.5%	15.3%
Total operating expenses	137.9%	133.7%

The increase in research and development expenses was primarily related to an increase of $1.2 million in salaries resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $4.2 million increase in salaries and benefits and stock based compensation due to increased headcount in all regions to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $0.6 million increase related to training and education of our sales force, a $0.3 million increase in marketing related expenses and a $0.3 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $0.5 million in salaries, due to increased headcount to support the overall growth of our business, an increase of $0.3 million in other expenses predominately relating to rent and a $0.2 million increase in consulting and services fees.

Financial Expenses, Net

	Three Months Ended March 31,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Financial expenses, net	$1,041	$38	2,639%

The substantial majority of the increase in financial expenses, net was due to foreign currency losses.

Income Taxes

	Three Months Ended March 31,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Income taxes	$78	$104	(25)%

Income taxes for the three months ended March 31, 2015 and 2014 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$1,245	$4,337
Net cash provided by (used in) investing activities	(467)	3,401
Net cash provided by financing activities	548	108,125
Increase in cash and cash equivalents	$1,326	$115,863

In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On March 31, 2015, our cash and cash equivalents and short-term deposits of $113.0 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

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

For the three months ended March 31, 2015, cash inflows from our operating activities were $1.2 million. Net cash provided by operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a negative sequential revenue growth in the first quarter. While both patterns had an impact on the three months ended March 31, 2015, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating income (loss) because the majority of our expenses are relatively fixed in the short term. For the three months ended March 31, 2015, sources of cash inflows were from changes in our working capital, including a $17.2 million decrease in accounts receivable reflecting the seasonal pattern discussed above and a $1.1 million decrease in prepaid expenses and other current assets. Our days’ sales outstanding (“DSO”) was 89 days for the three months ended March 31, 2015. This is partially offset by our net loss of $12.7 million, which included $2.0 million of non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. This was also partially offset by a $2.4 million decrease in accrued expenses and other liabilities, a $2.1 million decrease in deferred revenues, a $1.3 million decrease in other long term liabilities and a $0.6 million decrease in accounts payable.

For the three months ended March 31, 2014, cash inflows from our operating activities were $4.3 million. For the three months ended March 31, 2014, sources of cash inflows were from changes in our working capital, including a $14.0 million decrease in accounts receivable reflecting the seasonal pattern discussed above. Our DSO was 80 days for the three months ended March 31, 2014. This is partially offset by our net loss of $8.1 million, which included $0.9 million of non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. This was also partially offset by a $1.4 million decrease in deferred revenues and a $1.1 million decrease in accrued compensation and accrued expenses and other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2015, net cash used in investing activities of $0.5 million was primarily attributable to capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During the three months ended March 31, 2014, net cash provided by investing activities of $3.4 million was primarily attributable to a decrease of $4.0 million in short-term deposits, partially offset by a $0.6 million increase in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements.

Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities of $0.5 million was attributable to the exercise of stock options.

For the three months ended March 31, 2014, net cash provided by financing activities of $108.1 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of March 31, 2015, that rate amounted to 3.1%. This promissory note enables us to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until May 15, 2015 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2015, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2015 for the upcoming years were as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligation	$30,830	$1,597	$6,348	$5,466	$17,419

We have obligations related to unrecognized tax benefit liabilities totaling $0.5 million, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. On April 1, 2015, the FASB proposed to extend the effective date of ASU 2014-09 from reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017 and may be applied on a full retrospective or modified retrospective approach. We are still evaluating the impact of implementation of this standard on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended March 31, 2015 and 2014 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro and Pounds Sterling. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $113.0 million as of March 31, 2015. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of March 31, 2015, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Our revenues depend in part on the conversion of enterprises that have installed an evaluation license for our software into paying customers. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Although we try to minimize the potential impact of large transactions on our quarterly results of operations, the closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters, and our failure to close a large transaction in a particular quarter may adversely impact our revenues in that quarter. In addition, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $101.3 million in 2014. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 863 as of March 31, 2015. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make direct and substantial investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We have incurred net losses in each year since our inception, including net losses of $4.8 million in 2012, $7.5 million in 2013 and $19.4 million in 2014 and $12.7 million in the three months ended March 31, 2015. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

We have a short operating history, which makes it difficult to evaluate and predict our future prospects and may increase the risk that we will not be successful.

We have a short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in new markets that may not develop as expected. Because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. If our assumptions regarding these trends and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced significant growth historically, we may not continue to grow as quickly in the future.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2014 and for the three months ended March 31, 2015, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2014 and for the three months ended March 31, 2015, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for the vast majority of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2013 and 2014 and for the three month period ended March 31, 2015 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2014 and for the three months ended March 31, 2015, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of April 30, 2015, we had 18 issued patents in the United States and 45 pending U.S. patent applications. We also had three patents issued and 63 applications pending for examination in non-U.S. jurisdictions, and 45 pending Patent Cooperation Treaty (the “PCT”), patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2014 and for the three months ended March 31, 2015, approximately 56% and 57%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, the Pounds Sterling, Canadian dollars and New Israeli Shekels, or NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currencies. The weakening of the U.S. dollar against such currencies would cause the dollar equivalent of such expenses to increase. This could have a negative impact on our reported results of operations. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited if we undergo an “ownership change.”

Our ability to utilize our net operating loss carryforwards (“NOLs”) and other tax attributes could be limited if we undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. If an ownership change occurred as a result of the sale of future equity issuances, we may not be able to fully realize the benefits of these NOLs. Also, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $17.50 to $56.80 through May 6, 2015. On May 6, 2015, the closing price of our common stock was $26.68. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of March 31, 2015, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 4.4 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Concentration of ownership among our existing executive officers, directors and 10% or greater stockholders may delay or prevent other investors from influencing significant corporate decisions.

As of March 31, 2015, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 59.7% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We will be required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to our officers for salaries and bonuses and to our non-employee directors as compensation for serving on our board of directors and the various committees thereof. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 3, 2014. Pending the uses described, we have invested the net proceeds in short-term securities such as certificates of deposit and money market funds.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________
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

VARONIS SYSTEMS, INC.

May 7 2015	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

May 7, 2015	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________
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