Form 10-Q
period 2015-06-30
VARONIS SYSTEMS INC
filed 2015-08-07
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At August 3, 2015, there were 24,920,021 shares of Common Stock, par value $0.001 per share, outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,778	$76,593
Short-term deposits	35,102	35,102
Trade receivables (net of allowance for doubtful accounts of $207 and $149 at June 30, 2015 and December 31, 2014, respectively)	28,949	37,869
Prepaid expenses and other current assets	2,768	2,962
Total current assets	136,597	152,526

Long-term assets:
Other assets	570	332
Property and equipment, net	6,426	3,989
Total long-term assets	6,996	4,321
Total assets	$143,593	$156,847

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,584	$2,703
Accrued expenses and other liabilities	16,867	16,754
Deferred revenues	33,589	33,753
Total current liabilities	53,040	53,210

Long-term liabilities:
Deferred revenues	3,031	3,464
Severance pay	1,466	1,449
Other liabilities	4,820	3,698
Total long-term liabilities	9,317	8,611

Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at June 30, 2015 and December 31, 2014; Issued and outstanding: 24,908,121 shares at June 30, 2015 and 24,685,604 shares at December 31, 2014	25	25
Accumulated other comprehensive income (loss)	610	(326)
Additional paid-in capital	166,744	162,478
Accumulated deficit	(86,143)	(67,151)
Total stockholders’ equity	81,236	95,026
Total liabilities and stockholders’ equity	$143,593	$156,847

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Licenses	$16,011	$14,422	$26,169	$22,475
Maintenance and services	13,139	10,194	25,967	19,596
Total revenues	29,150	24,616	52,136	42,071

Cost of revenues	2,863	2,491	5,696	4,533

Gross profit	26,287	22,125	46,440	37,538

Operating costs and expenses:
Research and development	7,799	6,832	15,532	13,271
Sales and marketing	21,264	17,186	41,455	31,427
General and administrative	3,760	2,665	7,540	5,330
Total operating expenses	32,823	26,683	64,527	50,028

Operating loss	(6,536)	(4,558)	(18,087)	(12,490)
Financial income (expenses) and other, net	402	74	(639)	36

Loss before income taxes	(6,134)	(4,484)	(18,726)	(12,454)
Income taxes	(188)	(155)	(266)	(259)

Net loss	$(6,322)	$(4,639)	$(18,992)	$(12,713)

Net loss per share of common stock, basic and diluted	$(0.25)	$(0.19)	$(0.77)	$(0.71)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	24,875,227	24,455,259	24,809,006	17,843,306

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Net loss	$(6,322)	$(4,639)	$(18,992)	$(12,713)

Other comprehensive income:
Unrealized gains on derivative instruments	1,056	69	936	47

Total other comprehensive income	1,056	69	936	47

Comprehensive loss	$(5,266)	$(4,570)	$(18,056)	$(12,666)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount	capital	loss	deficit	(deficiency)
	(in thousands, except share data)

Balance as of January 1, 2014	15,082,141	$43,775	3,953,314	$4	$4,741	$—	$(47,753)	$(43,008)
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5	106,066	—	—	106,071
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15	43,760	—	—	43,775
Conversion of warrants to purchase preferred stock into warrants to purchase common stock	—	—	—	—	2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217	*)	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,664	—	—	4,664
Exercise of stock options	—	—	238,951	*)	381	—	—	382
Exercise of restricted stock units	—	—	3,545	*)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	—	—	(19,398)	(19,398)

Balance as of December 31, 2014	—	—	24,685,604	25	162,478	(326)	(67,151)	95,026
Stock-based compensation expense	—	—	—	—	3,647	—	—	3,647
Exercise of stock options	—	—	218,437	*)	619	—	—	619
Exercise of restricted stock units	—	—	4,080	*)	—	—	—	—
Unrealized gain on derivative instruments	—	—	—	—	—	936	—	936
Net loss	—	—	—	—	—	—	(18,992)	(18,992)

Balance as of June 30, 2015 (unaudited)	—	—	24,908,121	25	166,744	610	(86,143)	81,236

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,992)	$(12,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	689	534
Stock-based compensation	3,647	1,624
Amortization of deferred charges related to loan	-	31
Capital gain from disposal of fixed asset	(1)	-

Changes in assets and liabilities:
Trade receivables	8,920	9,414
Prepaid expenses and other current assets	1,260	18
Trade payables	(119)	137
Accrued expenses and other liabilities	439	721
Increase in severance pay, net	17	339
Deferred revenues	(597)	(686)
Other long term liabilities	(689)	1

Net cash used in operating activities	(5,426)	(580)

Cash flows from investing activities:
Decrease in short-term deposit	-	4,242
Decrease (increase) in long-term deposits	(65)	46
Decrease (increase) in restricted cash	(173)	260
Purchase of property and equipment	(1,770)	(1,288)

Net cash provided by (used in) investing activities	(2,008)	3,260

Cash flows from financing activities:
Exercise of employee stock options	619	30
Payment of deferred equity offering cost	-	(662)
Net proceeds from initial public offering	-	108,447
Net cash provided by financing activities	619	107,815
Increase (decrease) in cash and cash equivalents	(6,815)	110,495
Cash and cash equivalents at beginning of period	76,593	9,633
Cash and cash equivalents at end of period	$69,778	$120,128

Supplemental disclosures of non-cash flow information:
Conversion of preferred stock to common stock	-	43,775
Conversion of liability warrants to equity	-	2,866
Deferred rent fixed asset additions	1,355	-
Deferred offering costs not yet paid	-	519
	$1,355	$47,160

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$163	$46

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:- GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

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

The Company’s software products and services allow enterprises to map, analyze, manage and migrate their unstructured data. The Company specializes in human-generated data, a type of unstructured data that includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees. Through its products the DatAdvantage platform, DataPrivilege, IDU Classification Framework, DatAnywhere, Data Transport Engine and DatAnswers, the software platform allows enterprises to realize the value of their human-generated data in ways that are not resource-intensive and easy to implement.

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

d.	Derivative Instruments:

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of June 30, 2015 (unaudited)		Liabilities as of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other liabilities	$16,097	$610	$30,662	$(326)

For the three and six months ended June 30, 2015, the unaudited consolidated statements of operations reflect a loss of approximately $74 and $598, respectively, related to the effective portion of foreign currency forward contracts. For the three and six months ended June 30, 2014, the unaudited consolidated statements of operations reflect a gain of approximately $18 related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the three and six months ended June 30, 2015 and 2014.

e.	Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. On July 9, 2015, the FASB approved a one year deferral of the effective date of the ASU. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods therein, with an early adoption permitted as of the original effective date. The Company is still evaluating the impact of implementation of this standard on its consolidated financial statements.

NOTE 2:- FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the six months ended June 30, 2015.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands):

	As of June 30, 2015 (unaudited)				As of December 31, 2014
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Forward foreign exchange contracts	—	610	—	610	—	—	—	—
Financial liabilities:
Forward foreign exchange contracts	—	—	—	—	—	(326)	—	(326)
Total financial assets (liabilities)	$—	$610	$—	$610	$—	$(326)	$—	$(326)

NOTE 3:- COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2015 - 2026. The lease agreements of VSI and VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2015 – 2018.

Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2015 for the upcoming years were as follows:

unaudited

2015	$1,604
2016	3,788
2017	3,803
2018	3,717
2019	3,772
Thereafter	17,419
$34,103

Total rent expenses for the six months ended June 30, 2015 and the year ended December 31, 2014 were $1,985 and $2,986, respectively.

c.	On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of June 30, 2015, that rate amounted to 3.1%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2015, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 4:– STOCKHOLDERS’ EQUITY

a.	On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”). As of December 31, 2013, the Company had reserved 4,713,319 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. The options generally vest over four years. No awards were granted under the 2005 Stock Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Stock Plan.

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). As of June 30, 2015, the Company had reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the period ended June 30, 2015 is as follows:

	Period ended June 30, 2015 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding at the beginning of the year	4,080,611	$9.697	$95,855	6.092
Granted	191,200	$28.253
Exercised	(202,771)	$2.936
Forfeited	(100,802)	$26.269

Options outstanding at the end of the period	3,968,238	$10.515	$50,482	5.870

Vested and expected to vest	3,874,985	$10.200	$50,352	5.794

Options exercisable at the end of the period	2,649,977	$4.414	$47,928	4.364

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the six months ended June 30, 2015 was $4,898.

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2015 is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2015	27,470	$21.00
Granted	474,865	$25.02
Vested	(11,050)	$20.14
Forfeited	(9,840)	$22.29
Unvested balance - June 30, 2015	481,445	$24.96

As of June 30, 2015, there was $16,088 and $10,337 of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 2.872 and 3.490 years for stock options and restricted stock units, respectively.

b.	The options outstanding as of June 30, 2015 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of June 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of June 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$0.070	-	0.901	467,436	2.422	$0.883	467,436	2.422	$0.883
$1.039	-	1.576	1,630,672	3.777	$1.263	1,630,672	3.777	$1.263
$6.230	-	8.800	149,818	6.415	$6.772	128,372	6.357	$6.777
	$12.470		382,669	7.679	$12.470	209,815	7.657	$12.470
	$19.510		30,000	9.871	$19.510	-	-	$-
$21.000	-	24.230	969,834	8.987	$21.609	154,477	8.635	$21.873
	$29.880		154,200	9.652	$29.880	-	-	$-
	$39.860		183,609	8.732	$39.860	59,205	8.732	$39.860

			3,968,238	5.870	$10.515	2,649,977	4.364	$4.414

c.	The fair value of stock option grants for the period ended June 30, 2015 was estimated using the following weighted average assumptions:

Period ended June 30, 2015
unaudited

Expected dividend yield	0%
Expected volatility	65%
Risk-free interest rate	2.00%
Expected term (years)	6.25

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of June 30, 2015 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	3,500	$12.470	1,833	February 2023
August 2013	5,000	$21.140	2,292	August 2023
October 2013	1,084	$24.230	355	October 2023
March 2014	15,575	$39.860	5,141	March 2024
May 2014	8,700	$22.010	2,356	May 2024
August 2014	1,250	$21.000	-	August 2024
November 2014	12,000	$21.660	-	November 2024
May 2015	6,250	$19.510	-	May 2025

	53,359		11,977

e.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Cost of revenues	$111	$46	$202	$66
Research and development	544	272	1,011	471
Sales and marketing	702	519	1,439	859
General and administrative	605	141	995	228

Total	$1,962	$978	$3,647	$1,624

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
United States	$18,072	$14,814	$31,178	$23,884
EMEA	9,240	7,605	17,233	14,548
Rest of World	1,838	2,197	3,725	3,639

Total revenues	$29,150	$24,616	$52,136	$42,071

	June 30, 2015	December 31, 2014
	Unaudited	Audited
	(in thousands)
Long-lived assets by geographic region:
United States	$4,717	$2,146
Israel	1,521	1,648
Other	188	195

	$6,426	$3,989

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

 We started operations in 2005 with a vision to make enterprise human-generated data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for all of an enterprise’s human-generated data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In May 2014, we introduced DatAnswers, a secure enterprise search solution for human generated data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. More recently, in the first half of 2015, we enhanced our DatAdvantage, DataPrivilege and IDU Classification offerings; with DatAdvantage support for the following Microsoft Office 365 platforms: Exchange online, SharePoint online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; and with IDU Classification Framework for UNIX, SharePoint online and OneDrive.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products, and as of June 30, 2015, approximately 43% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for the six months ended June 30, 2015 and 2014 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of June 30, 2015, we had approximately 3,750 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and six months ended June 30, 2015, approximately 62% and 60%, respectively, of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 32% and 33%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 6% and 7%, respectively, of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets. For the six months ended June 30, 2015, however, our business in EMEA (and particularly in Europe) was weaker than expected, as we experienced a more difficult selling environment in some countries, as well as sales execution challenges in the UK. While we are addressing this short term weakness, it may negatively affect our results of operations in the next several quarters.

We plan to continue to expand our international operations as part of our growth strategy. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales and marketing personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the relatively small nominal amount of our ROW revenues, our ROW quarterly revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of June 30, 2015 and 2014, 92.7% and 95.5% of our customers, respectively, had purchased DatAdvantage; 17.9% and 19.7% of our customers, respectively, had purchased DataPrivilege; 28.4% and 24.4% of our customers, respectively, had purchased IDU Classification Framework; and 3.6% and 2.2% of our customers, respectively, had purchased Data Transport Engine. As of June 30, 2015 and 2014, 49.6% and 55.5% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.4% of our customers made standalone purchases of DataPrivilege. As of June 30, 2015, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses revenues accounted for 54.9% and 58.6% of our total revenues for the three months ended June 30, 2015 and 2014, respectively, and 50.2% and 53.4% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. We expect maintenance and services revenues to comprise a larger portion of our total revenues as our installed customer base grows.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended June 30, 2015 and 2014, our revenues were $29.2 million and $24.6 million, respectively, representing year-over-year growth of approximately 18%. For the six months ended June 30, 2015 and 2014, our revenues were $52.1 million and $42.1 million, respectively, representing year-over-year growth of approximately 24%. For the three months ended June 30, 2015 and 2014, we had operating losses of $6.5 million and $4.6 million and net losses of $6.3 million and $4.6 million, respectively. For the six months ended June 30, 2015 and 2014, we had operating losses of $18.1 million and $12.5 million and net losses of $19.0 million and $12.7 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the six months ended June 30, 2015 and 2014 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Six Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	54.9%	58.6%
Maintenance and services	45.1	41.4
Total revenues	100.0%	100.0%

We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows. Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of June 30, 2015, we had approximately 3,750 customers across a broad array of company sizes and industries located in over 60 countries.

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

Financial Income (Expenses) and Other, Net

Financial income (expenses) and other, net consists primarily of foreign exchange gains or losses and net interest. Foreign exchange gains or losses relate to our business activities in foreign countries with different functional reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Net interest represents interest income received on our cash, cash equivalents and short-term deposits.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2015 and 2014 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2015	2014
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$16,011	$14,422
Maintenance and services	13,139	10,194
Total revenues	29,150	24,616
Cost of revenues	2,863	2,491

Gross profit	26,287	22,125
Operating costs and expenses:
Research and development	7,799	6,832
Sales and marketing	21,264	17,186
General and administrative	3,760	2,665
Total operating expenses	32,823	26,683
Operating loss	(6,536)	(4,558)
Financial income and other, net	402	74
Loss before income taxes, net	(6,134)	(4,484)
Income taxes	(188)	(155)
Net loss	$(6,322)	$(4,639)

	Three Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	54.9%	58.6%
Maintenance and services	45.1	41.4
Total revenues	100.0	100.0
Cost of revenues	9.8	10.1
Gross profit	90.2	89.9

Operating costs and expenses:
Research and development	26.8	27.8
Sales and marketing	72.9	69.8
General and administrative	12.9	10.8
Total operating expenses	112.6	108.4

Operating loss	(22.4)	(18.5)
Financial income and other, net	1.4	0.3
Loss before income taxes, net	(21.0)	(18.2)
Income taxes	(0.7)	(0.6)
Net loss	(21.7)%	(18.8)%

Revenues

	Three Months Ended June 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$16,011	$14,422	11.0%
Maintenance and services	13,139	10,194	28.9%
Total revenues	$29,150	$24,616	18.4%

	Three Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	54.9%	58.6%
Maintenance and services	45.1%	41.4%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our services and products from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 258 new customers in the three months ended June 30, 2015 compared to 206 new customers in the three months ended June 30, 2014, sales to existing customers and sales of new products. As of June 30, 2015 and 2014, we had approximately 3,750 and approximately 2,750 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended June 30, 2015 and 2014, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2015, 59% was attributable to revenues from new customers, and 41% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2014, 62% was attributable to revenues from new customers, and 38% was attributable to revenues from existing customers. As of June 30, 2015 and 2014, 43% and 40% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Cost of revenues	$2,863	$2,491	14.9%

	Three Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Total gross margin	90.2%	89.9%

The increase in cost of revenues was primarily related to an increase of $0.2 million in salaries and benefits expense due to increased headcount for support and professional services and a $0.2 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended June 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$7,799	$6,832	14.2%
Sales and marketing	21,264	17,186	23.7%
General and administrative	3,760	2,665	41.1%
Total operating expenses	$32,823	$26,683	23.0%

	Three Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	26.8%	27.8%
Sales and marketing	72.9%	69.8%
General and administrative	12.9%	10.8%
Total operating expenses	112.6%	108.4%

The increase in research and development expenses was primarily related to an increase of $0.9 million in salaries and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $3.2 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $0.5 million increase in facilities and allocated overhead costs and a $0.2 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $0.9 million in salaries, benefits and stock based compensation, due to increased headcount to support the overall growth of our business, and an increase of $0.2 million in other expenses predominately relating to rent.

Financial Income and Other, Net

	Three Months Ended June 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Financial income and other, net	$402	$74	443.2%

The substantial majority of the increase in financial income and other, net was due to foreign currency gains.

Income Taxes

	Three Months Ended June 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Income taxes	$(188)	$(155)	21.3%

Income taxes for the three months ended June 30, 2015 and 2014 were comprised primarily of foreign income taxes and state taxes.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2015 and 2014 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2015	2014
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$26,169	$22,475
Maintenance and services	25,967	19,596
Total revenues	52,136	42,071
Cost of revenues	5,696	4,533

Gross profit	46,440	37,538
Operating costs and expenses:
Research and development	15,532	13,271
Sales and marketing	41,455	31,427
General and administrative	7,540	5,330
Total operating expenses	64,527	50,028
Operating loss	(18,087)	(12,490)
Financial income (expenses) and other, net	(639)	36
Loss before income taxes, net	(18,726)	(12,454)
Income taxes	(266)	(259)
Net loss	$(18,992)	$(12,713)

	Six Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	50.2%	53.4%
Maintenance and services	49.8	46.6
Total revenues	100.0	100.0
Cost of revenues	10.9	10.8
Gross profit	89.1	89.2

Operating costs and expenses:
Research and development	29.8	31.5
Sales and marketing	79.5	74.7
General and administrative	14.5	12.7
Total operating expenses	123.8	118.9

Operating loss	(34.7)	(29.7)
Financial income (expenses) and other, net	(1.2)	0.1
Loss before income taxes, net	(35.9)	(29.6)
Income taxes	(0.5)	(0.6)
Net loss	(36.4)%	(30.2)%

Revenues

	Six Months Ended June 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$26,169	$22,475	16.4%
Maintenance and services	25,967	19,596	32.5%
Total revenues	$52,136	$42,071	23.9%

	Six Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	50.2%	53.4%
Maintenance and services	49.8%	46.6%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our services and products from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 447 new customers in the six months ended June 30, 2015 compared to 364 new customers in the six months ended June 30, 2014, sales to existing customers and sales of new products. As of June 30, 2015 and 2014, we had approximately 3,750 and approximately 2,750 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the six months ended June 30, 2015 and 2014, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2015, 61% was attributable to revenues from new customers, and 39% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. As of June 30, 2015 and 2014, 43% and 40% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Cost of revenues	$5,696	$4,533	25.7%

	Six Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Total gross margin	89.1%	89.2%

The increase in cost of revenues was primarily related to an increase of $1.0 million in salaries and benefits expense due to increased headcount for support and professional services.

Operating Costs and Expenses

	Six Months Ended June 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$15,532	$13,271	17.0%
Sales and marketing	41,455	31,427	31.9%
General and administrative	7,540	5,330	41.5%
Total operating expenses	$64,527	$50,028	29.0%

	Six Months Ended June 30,
	2015	2014
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	29.8%	31.5%
Sales and marketing	79.5%	74.7%
General and administrative	14.5%	12.7%
Total operating expenses	123.8%	118.9%

The increase in research and development expenses was primarily related to an increase of $2.3 million in salaries and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $7.4 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $0.8 million increase in facilities and allocated overhead costs, a $0.6 million increase related to training and education of our sales force and a $0.5 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $1.5 million in salaries, benefits and stock based compensation, due to increased headcount to support the overall growth of our business, an increase of $0.5 million in other expenses predominately relating to rent and an increase of $0.2 million in consulting and services fees.

Financial Income (Expenses) and Other, Net

	Six Months Ended June 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Financial income (expenses) and other, net	$(639)	$36	(1,875.0)%

The substantial majority of the increase in financial income (expenses) and other, net was due to foreign currency losses.

Income Taxes

	Six Months Ended June 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Income taxes	$(266)	$(259)	2.7%

Income taxes for the six months ended June 30, 2015 and 2014 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2015	2014
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(5,426)	$(580)
Net cash provided by (used in) investing activities	(2,008)	3,260
Net cash provided by financing activities	619	107,815
Increase (decrease) in cash and cash equivalents	$(6,815)	$110,495

In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On June 30, 2015, our cash and cash equivalents and short-term deposits of $104.9 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

Operating Activities

Net cash used in operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses. Collection of accounts receivable from the sales of our software offerings is a significant component of our cash flows from operating activities, as is the change in deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For the six months ended June 30, 2015, cash outflows from our operating activities were $5.4 million. Net cash used in operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a negative sequential revenue growth in the first quarter. While both patterns had an impact on the six months ended June 30, 2015, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating income (loss) because the majority of our expenses are relatively fixed in the short term. For the six months ended June 30, 2015, net cash outflows from our operating activities reflect our net loss of $19.0 million, adjusted by non-cash charges of $4.3 million. Our net loss was primarily driven by increased headcount of our sales force and research and development personnel. Additional sources of cash outflows were from changes in our working capital, including a $0.7 million decrease in other long term liabilities, a $0.6 million decrease in deferred revenue and a $0.1 million decrease in accounts payable due to timing. This is partially offset by an $8.9 million decrease in accounts receivable, a $1.3 million decrease in prepaid expenses and other current assets and a $0.4 million increase in accrued expenses and other liabilities. Our days’ sales outstanding (“DSO”) was 87 days for the six months ended June 30, 2015.

For the six months ended June 30, 2014, cash outflows from our operating activities were $0.6 million. For the six months ended June 30, 2014, net cash outflows from our operating activities reflect our net loss of $12.7 million, adjusted by non-cash charges of $2.2 million. Our net loss was primarily driven by increased headcount of our sales force personnel. Additional sources of cash outflows were from changes in our working capital, including a $0.7 million decrease in deferred revenues. This is partially offset by a $9.4 million decrease in accounts receivable reflecting the seasonal pattern discussed above, a $1.1 million increase in accrued compensation and accrued expenses and other liabilities and a $0.1 million increase in accounts payable due to the timing of payments. Our DSO was 74 days as of June 30, 2014.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2015, net cash used in investing activities of $2.0 million was primarily attributable to capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements.

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

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities of $0.6 million was attributable to the exercise of stock options.

For the six months ended June 30, 2014, net cash provided by financing activities of $107.8 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of June 30, 2015, that rate amounted to 3.1%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2015, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2015 for the upcoming years were as follows:

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,604	$3,788	$3,803	$3,717	$3,772	$17,419	$34,103

We have obligations related to unrecognized tax benefit liabilities totaling $0.6 million, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. On July 9, 2015, the FASB approved a one year deferral of the effective date of the ASU. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods therein, with an early adoption permitted as of the original effective date. We are still evaluating the impact of implementation of this standard on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the six months ended June 30, 2015 and 2014 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro and Pounds Sterling. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within 12 months. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $104.9 million as of June 30, 2015. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of June 30, 2015, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our revenues depend in part on the conversion of enterprises that have installed an evaluation license for our software into paying customers. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Although we try to minimize the potential impact of large transactions on our quarterly results of operations, the closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters, and our failure to close a large transaction in a particular quarter may adversely impact our revenues in that quarter. In addition, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period. If our revenues or results of operations fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity, we will need to recruit individuals who are multilingual or who have skills particular to a certain geography, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires and increased attrition rates among new hires. Furthermore, based on our past experience, it often can take up to one year before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire a sufficient number of qualified individuals, or to integrate new sales force members within the time periods we have achieved historically, may materially impact our projected growth rate.

If we fail to manage our rapid growth effectively, our business and results of operations will be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $101.3 million in 2014. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 850 as of June 30, 2015. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make direct and substantial investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We have incurred net losses in each year since our inception, including net losses of $4.8 million in 2012, $7.5 million in 2013 and $19.4 million in 2014 and $19.0 million in the six months ended June 30, 2015. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2014 and for the six months ended June 30, 2015, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2014 and for the six months ended June 30, 2015, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for the vast majority of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2013 and 2014 and for the six months ended June 30, 2015 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2014 and for the six months ended June 30, 2015, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of July 31, 2015, we had 22 issued patents in the United States and 46 pending U.S. patent applications. We also had four patents issued and 64 applications pending for examination in non-U.S. jurisdictions, and 46 pending Patent Cooperation Treaty (the “PCT”), patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2014 and for the six months ended June 30, 2015, approximately 56% and 60%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Another decision of the Committee, from May 2014, complements and somewhat challenges the previous decisions by asserting that an employee’s right to royalties for service inventions may be waived by contract, including by means of a general waiver, without an express reference to the right under Section 134. The Committee further held that the right to royalties for service inventions as set out in Section 134 is not a mandatory provision (although this issue remained open in the previous decisions), and it is therefore possible to waive this right in an agreement between an employer and an employee. Although under the Israeli Patents Law the Committee's decisions are non-appealable, subsequent to that decision a petition was filed with the Israeli High Court of Justice. The High Court of Justice ruled that this is not a case in which it will use its authority to interfere in the decisions of the Committee; thus, in the absence of legislation or some industry-wide arrangement, the current legal position is that an employee may indeed waive his or her rights to royalties on service inventions by an agreement with the employer.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $17.17 to $56.80 through August 6, 2015. On August 6, 2015, the closing price of our common stock was $20.65. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

As of June 30, 2015, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 4.5 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

As of June 30, 2015, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 59.5% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

We will remain an “emerging growth company” until the earliest of (i) December 31, 2019, (ii) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We will be required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

August 7, 2015	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

August 7, 2015	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

