Form 10-Q
period 2015-09-30
VARONIS SYSTEMS INC
filed 2015-11-06
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36324

____________________

VARONIS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

____________________

Delaware	57-1222280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 Broadway, 29th Floor New York, NY 10001	10001
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At November 4, 2015, there were 25,758,080 shares of Common Stock, par value $0.001 per share, outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,927	$76,593
Short-term deposits	35,102	35,102
Trade receivables (net of allowance for doubtful accounts of $525 and $149 at September 30, 2015 and December 31, 2014, respectively)	28,186	37,869
Prepaid expenses and other current assets	3,123	2,962
Total current assets	136,338	152,526

Long-term assets:
Other assets	475	332
Property and equipment, net	7,832	3,989
Total long-term assets	8,307	4,321
Total assets	$144,645	$156,847

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,215	$2,703
Accrued expenses and other liabilities	19,055	16,754
Deferred revenues	34,950	33,753
Total current liabilities	56,220	53,210

Long-term liabilities:
Deferred revenues	2,931	3,464
Severance pay	1,478	1,449
Other liabilities	5,163	3,698
Total long-term liabilities	9,572	8,611

Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at September 30, 2015 and December 31, 2014; Issued and outstanding: 25,747,570 shares at September 30, 2015 and 24,685,604 shares at December 31, 2014	26	25
Accumulated other comprehensive income (loss)	67	(326)
Additional paid-in capital	169,828	162,478
Accumulated deficit	(91,068)	(67,151)
Total stockholders’ equity	78,853	95,026
Total liabilities and stockholders’ equity	$144,645	$156,847

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Licenses	$16,862	$14,239	$43,031	$36,714
Maintenance and services	14,375	11,324	40,342	30,920
Total revenues	31,237	25,563	83,373	67,634

Cost of revenues	3,044	2,590	8,740	7,123

Gross profit	28,193	22,973	74,633	60,511

Operating costs and expenses:
Research and development	8,085	7,316	23,617	20,587
Sales and marketing	20,617	17,741	62,072	49,168
General and administrative	4,036	3,030	11,576	8,360
Total operating expenses	32,738	28,087	97,265	78,115

Operating loss	(4,545)	(5,114)	(22,632)	(17,604)
Financial expenses, net	(104)	(944)	(743)	(908)

Loss before income taxes	(4,649)	(6,058)	(23,375)	(18,512)
Income taxes	(276)	(296)	(542)	(555)

Net loss	$(4,925)	$(6,354)	$(23,917)	(19,067)

Net loss per share of common stock, basic and diluted	$(0.19)	$(0.26)	$(0.96)	(0.95)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	25,367,347	24,516,417	24,997,856	20,100,388

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net loss	$(4,925)	$(6,354)	$(23,917)	$(19,067)

Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	(543)	(589)	393	(542)

Total other comprehensive income (loss)	(543)	(589)	393	(542)

Comprehensive loss	$(5,468)	$(6,943)	$(23,524)	$(19,609)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount	capital	income (loss)	deficit	(deficiency)
	(in thousands, except share data)

Balance as of January 1, 2014	15,082,141	$43,775	3,953,314	$4	$4,741	$–	$(47,753)	$(43,008)
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	–	–	5,300,436	5	106,066	–	–	106,071
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15	43,760	–	–	43,775
Conversion of warrants to purchase preferred stock into warrants to purchase common stock	–	–	–	–	2,866	–	–	2,866
Exercise of warrants to purchase common stock	–	–	107,217	*)	–	–	–	–
Stock-based compensation expense	–	–	–	–	4,664	–	–	4,664
Exercise of stock options	–	–	238,951	*)	381	–	–	382
Exercise of restricted stock units	–	–	3,545	*)	–	–	–	–
Unrealized loss on derivative instruments	–	–	–	–	–	(326)	–	(326)
Net loss	–	–	–	–	–	–	(19,398)	(19,398)

Balance as of December 31, 2014	–	–	24,685,604	25	162,478	(326)	(67,151)	95,026
Stock-based compensation expense	–	–	–	–	5,704	–	–	5,704
Exercise of stock options	–	–	1,041,443	1	1,646	–	–	1,647
Exercise of restricted stock units	–	–	20,523	*)	–	–	–	–
Unrealized gain on derivative instruments	–	–	–	–	–	393	–	393
Net loss	–	–	–	–	–	–	(23,917)	(23,917)

Balance as of September 30, 2015 (unaudited)	–	–	25,747,570	26	169,828	67	(91,068)	78,853

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(23,917)	$(19,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,051	858
Stock-based compensation	5,704	2,838
Amortization of deferred charges related to loan	–	93
Capital gain from disposal of fixed asset	(2)	–

Changes in assets and liabilities:
Trade receivables	9,683	7,122
Prepaid expenses and other current assets	688	(232)
Other long term assets	–	(615)
Trade payables	(488)	591
Accrued expenses and other liabilities	2,301	2,696
Increase in severance pay, net	29	344
Deferred revenues	664	297
Other long term liabilities	(346)	431

Net cash used in operating activities	(4,633)	(4,644)

Cash flows from investing activities:
Decrease in short-term deposit	–	4,242
Decrease in long-term deposits	11	48
Decrease (increase) in restricted cash	(154)	218
Purchase of property and equipment	(3,537)	(1,739)

Net cash provided by (used in) investing activities	(3,680)	2,769

Cash flows from financing activities:
Exercise of employee stock options	1,647	213
Payment of deferred equity offering cost	–	(1,181)
Net proceeds from initial public offering	–	108,447
Net cash provided by financing activities	1,647	107,479
Increase (decrease) in cash and cash equivalents	(6,666)	105,604
Cash and cash equivalents at beginning of period	76,593	9,633
Cash and cash equivalents at end of period	$69,927	$115,237

Supplemental disclosures of non-cash flow information:
Conversion of preferred stock to common stock	–	43,775
Conversion of liability warrants to equity	–	2,866
Deferred rent fixed asset additions	1,355	–
	$1,355	$46,641

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$216	$103

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of September 30, 2015 (unaudited)		Liabilities as of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other liabilities	$8,168	$67	$30,662	$(326)

For the three and nine months ended September 30, 2015, the unaudited consolidated statements of operations reflect a gain of approximately $137 and a loss of approximately $461, respectively, related to the effective portion of foreign currency forward contracts. For the three and nine months ended September 30, 2014, the unaudited consolidated statements of operations reflect a loss of approximately $167 and $149, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the three and nine months ended September 30, 2015 and 2014.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the nine months ended September 30, 2015.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands):

	As of September 30, 2015 (unaudited)				As of December 31, 2014
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Forward foreign exchange contracts	–	67	–	67	–	–	–	–
Financial liabilities:
Forward foreign exchange contracts	–	–	–	–	–	(326)	–	(326)
Total financial assets (liabilities)	$–	$67	$–	$67	$–	$(326)	$–	$(326)

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

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

Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2015 for the upcoming years were as follows:

unaudited

2015	$1,030
2016	3,793
2017	3,764
2018	3,688
2019	3,734
Thereafter	17,419

$33,428

Total rent expenses for the nine months ended September 30, 2015 and the year ended December 31, 2014 were $2,978 and $2,986, respectively.

c.	On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of September 30, 2015, that rate amounted to 3.1%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2015, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 4:–	STOCKHOLDERS’ EQUITY

a.	On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”). As of December 31, 2013, the Company had reserved 4,713,319 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. The options generally vest over four years. No awards were granted under the 2005 Stock Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Stock Plan.

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). As of September 30, 2015, the Company had reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the period ended September 30, 2015 is as follows:

	Period ended September 30, 2015 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding at the beginning of the year	4,080,611	$9.697	$95,855	6.092
Granted	191,200	$28.253
Exercised	(1,025,777)	$1.582
Forfeited	(134,666)	$25.448

Options outstanding at the end of the period	3,111,368	$12.831	$20,901	6.193

Vested and expected to vest	2,987,446	$12.367	$20,867	6.085

Options exercisable at the end of the period	1,954,109	$6.759	$20,321	4.724

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the nine months ended September 30, 2015 was $22,902.

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2015 is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2015	27,470	$21.00
Granted	569,565	$24.68
Vested	(23,919)	$19.95
Forfeited	(15,640)	$23.53
Unvested balance - September 30, 2015	557,476	$24.73

As of September 30, 2015, there was $13,676 and $10,423 of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 2.637 and 3.371 years for stock options and restricted stock units, respectively.

b.	The options outstanding as of September 30, 2015 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of September 30, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

	$0.901		232,044	1.279	$0.901	232,044	1.279	$0.901
$1.039	-	1.576	1,049,834	3.611	$1.285	1,049,834	3.611	$1.285
$6.230	-	8.800	148,068	6.164	$6.778	133,433	6.122	$6.780
	$12.470		380,648	7.427	$12.470	235,748	7.407	$12.470
$19.510	-	21.660	656,502	8.858	$21.220	126,099	8.522	$21.049
$22.010	-	24.230	310,775	8.550	$22.295	108,754	8.529	$22.375
	$29.880		154,200	9.400	$29.880	–	–	$–
	$39.860		179,297	8.479	$39.860	68,197	8.479	$39.860

			3,111,368	6.193	$12.831	1,954,109	4.724	$6.759

c.	The fair value of stock option grants for the period ended September 30, 2015 was estimated using the following weighted average assumptions:

Period ended September 30, 2015
unaudited

Expected dividend yield	0%
Expected volatility	65%
Risk-free interest rate	2.00%
Expected term (years)	6.25

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of September 30, 2015 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	3,500	$12.470	2,083	February 2023
August 2013	5,000	$21.140	2,510	August 2023
October 2013	1,084	$24.230	433	October 2023
March 2014	14,917	$39.860	5,698	March 2024
May 2014	8,700	$22.010	2,900	May 2024
August 2014	1,250	$21.000	339	August 2024
November 2014	12,000	$21.660	–	November 2024
May 2015	6,250	$19.510	–	May 2025

	52,701		13,963

e.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. As of September 30, 2015, 500,000 shares of common stock were reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased on January 1, 2016, and each January thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

f.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Cost of revenues	$98	$55	$300	$121
Research and development	524	319	1,535	790
Sales and marketing	756	614	2,195	1,473
General and administrative	679	226	1,674	454

Total	$2,057	$1,214	$5,704	$2,838

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
United States	$17,716	$15,080	$48,894	$38,964
EMEA	10,984	8,543	28,217	23,091
Rest of World	2,537	1,940	6,262	5,579

Total revenues	$31,237	$25,563	$83,373	$67,634

	September 30, 2015	December 31, 2014
	Unaudited	Audited
	(in thousands)
Long-lived assets by geographic region:
United States	$6,250	$2,146
Israel	1,396	1,648
Other	186	195

	$7,832	$3,989

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products, and as of September 30, 2015, approximately 44% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for the nine months ended September 30, 2015 and 2014 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of September 30, 2015, we had approximately 4,000 customers, spanning leading firms in the financial services, public, healthcare, industrial, energy and utilities, technology, consumer and retail, education and media and entertainment sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and nine months ended September 30, 2015, approximately 57% and 59%, respectively, of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 35% and 34%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 8% and 7%, respectively, of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of September 30, 2015 and 2014, 92.5% and 94.8% of our customers, respectively, had purchased DatAdvantage; 17.6% and 19.4% of our customers, respectively, had purchased DataPrivilege; 29.4% and 25.5% of our customers, respectively, had purchased IDU Classification Framework; and 4.0% and 2.6% of our customers, respectively, had purchased Data Transport Engine. As of September 30, 2015 and 2014, 48.3% and 53.8% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.4% of our customers made standalone purchases of DataPrivilege. As of September 30, 2015, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses revenues accounted for 54.0% and 55.7% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 51.6% and 54.3% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. We expect maintenance and services revenues to comprise a larger portion of our total revenues as our installed customer base grows.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended September 30, 2015 and 2014, our revenues were $31.2 million and $25.6 million, respectively, representing year-over-year growth of approximately 22%. For the nine months ended September 30, 2015 and 2014, our revenues were $83.4 million and $67.6 million, respectively, representing year-over-year growth of approximately 23%. For the three months ended September 30, 2015 and 2014, we had operating losses of $4.5 million and $5.1 million and net losses of $4.9 million and $6.4 million, respectively. For the nine months ended September 30, 2015 and 2014, we had operating losses of $22.6 million and $17.6 million and net losses of $23.9 million and $19.1 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the nine months ended September 30, 2015 and 2014 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Nine Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	51.6%	54.3%
Maintenance and services	48.4	45.7
Total revenues	100.0%	100.0%

We expect maintenance and services revenues to continue to comprise a larger portion of our total revenues as our installed customer base grows. Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of September 30, 2015, we had approximately 4,000 customers across a broad array of company sizes and industries located in 65 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation of equipment. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we increase our headcount to support revenue growth.

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

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for depreciation of equipment. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and net interest. Foreign exchange gains or losses relate to our business activities in foreign countries with different functional reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Net interest represents interest income received on our cash, cash equivalents and short-term deposits.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2015 and 2014 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2015	2014
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$16,862	$14,239
Maintenance and services	14,375	11,324
Total revenues	31,237	25,563
Cost of revenues	3,044	2,590
Gross profit	28,193	22,973
Operating costs and expenses:
Research and development	8,085	7,316
Sales and marketing	20,617	17,741
General and administrative	4,036	3,030
Total operating expenses	32,738	28,087
Operating loss	(4,545)	(5,114)
Financial expenses, net	(104)	(944)
Loss before income taxes, net	(4,649)	(6,058)
Income taxes	(276)	(296)
Net loss	$(4,925)	$(6,354)

	Three Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	54.0%	55.7%
Maintenance and services	46.0	44.3
Total revenues	100.0	100.0
Cost of revenues	9.7	10.1
Gross profit	90.3	89.9

Operating costs and expenses:
Research and development	25.9	28.6
Sales and marketing	66.0	69.4
General and administrative	12.9	11.9
Total operating expenses	104.8	109.9

Operating loss	(14.5)	(20.0)
Financial expenses, net	(0.4)	(3.7)
Loss before income taxes, net	(14.9)	(23.7)
Income taxes	(0.9)	(1.2)
Net loss	(15.8)%	(24.9)%

Revenues

	Three Months Ended September 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$16,862	$14,239	18.4%
Maintenance and services	14,375	11,324	26.9%
Total revenues	$31,237	$25,563	22.2%

	Three Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	54.0%	55.7%
Maintenance and services	46.0%	44.3%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our services and products from new and existing customers, mostly in international markets, as well as in the domestic market. The increase in license revenues was driven by sales to 241 new customers in the three months ended September 30, 2015 compared to 223 new customers in the three months ended September 30, 2014, sales to existing customers and sales of new products. As of September 30, 2015 and 2014, we had approximately 4,000 and approximately 3,000 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended September 30, 2015 and 2014, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2015, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. As of September 30, 2015 and 2014, 44% and 41% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Cost of revenues	$3,044	$2,590	17.5%

	Three Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Total gross margin	90.3%	89.9%

The increase in cost of revenues was primarily related to an increase of $0.2 million in salaries and benefits expense due to increased headcount for support and professional services and a $0.2 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended September 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$8,085	$7,316	10.5%
Sales and marketing	20,617	17,741	16.2%
General and administrative	4,036	3,030	33.2%
Total operating expenses	$32,738	$28,087	16.6%

	Three Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	25.9%	28.6%
Sales and marketing	66.0%	69.4%
General and administrative	12.9%	11.9%
Total operating expenses	104.8%	109.9%

The increase in research and development expenses was primarily related to an increase of $0.7 million in salaries and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $2.2 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force and commissions on increased customer orders. The remainder of the increase was attributable to a $0.7 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $0.7 million in salaries, benefits and stock based compensation, due to increased headcount to support the overall growth of our business, and an increase of $0.3 million in other expenses predominately relating to rent.

Financial Expenses, Net

	Three Months Ended September 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Financial expenses, net	$(104)	$(944)	(89.0)%

The substantial majority of the decrease in financial expenses, net was due to lower foreign currency losses.

Income Taxes

	Three Months Ended September 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Income taxes	$(276)	$(296)	(6.8)%

Income taxes for the three months ended September 30, 2015 and 2014 were comprised primarily of foreign income taxes and state taxes.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2015 and 2014 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2015	2014
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$43,031	$36,714
Maintenance and services	40,342	30,920
Total revenues	83,373	67,634
Cost of revenues	8,740	7,123

Gross profit	74,633	60,511
Operating costs and expenses:
Research and development	23,617	20,587
Sales and marketing	62,072	49,168
General and administrative	11,576	8,360
Total operating expenses	97,265	78,115
Operating loss	(22,632)	(17,604)
Financial expenses, net	(743)	(908)
Loss before income taxes, net	(23,375)	(18,512)
Income taxes	(542)	(555)
Net loss	$(23,917)	$(19,067)

	Nine Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	51.6%	54.3%
Maintenance and services	48.4	45.7
Total revenues	100.0	100.0
Cost of revenues	10.5	10.5
Gross profit	89.5	89.5

Operating costs and expenses:
Research and development	28.3	30.4
Sales and marketing	74.4	72.7
General and administrative	13.9	12.4
Total operating expenses	116.6	115.5

Operating loss	(27.1)	(26.0)
Financial expenses, net	(0.9)	(1.4)
Loss before income taxes, net	(28.0)	(27.4)
Income taxes	(0.7)	(0.8)
Net loss	(28.7)%	(28.2)%

Revenues

	Nine Months Ended September 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$43,031	$36,714	17.2%
Maintenance and services	40,342	30,920	30.5%
Total revenues	$83,373	$67,634	23.3%

	Nine Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	51.6%	54.3%
Maintenance and services	48.4%	45.7%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our services and products from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 688 new customers in the nine months ended September 30, 2015 compared to 587 new customers in the nine months ended September 30, 2014, sales to existing customers and sales of new products. As of September 30, 2015 and 2014, we had approximately 4,000 and approximately 3,000 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the nine months ended September 30, 2015 and 2014, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2015, 62% was attributable to revenues from new customers, and 38% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. As of September 30, 2015 and 2014, 44% and 41% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Cost of revenues	$8,740	$7,123	22.7%

	Nine Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Total gross margin	89.5%	89.5%

The increase in cost of revenues was primarily related to an increase of $1.2 million in salaries and benefits expense due to increased headcount for support and professional services and a $0.4 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2015	2014	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$23,617	$20,587	14.7%
Sales and marketing	62,072	49,168	26.2%
General and administrative	11,576	8,360	38.5%
Total operating expenses	$97,265	$78,115	24.5%

	Nine Months Ended September 30,
	2015	2014
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	28.3%	30.4%
Sales and marketing	74.5%	72.7%
General and administrative	13.9%	12.4%
Total operating expenses	116.7%	115.5%

The increase in research and development expenses was primarily related to an increase of $3.0 million in salaries and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $9.6 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $1.2 million increase in marketing related expenses, $0.8 million increase in facilities and allocated overhead costs and a $0.6 million increase related to the training and education of our sales force.

The increase in general and administrative expenses was primarily related to an increase of $2.2 million in salaries, benefits and stock based compensation due to increased headcount to support the overall growth of our business and an increase of $0.8 million in other expenses predominately relating to rent.

Financial Expenses, Net

	Nine Months Ended September 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Financial expenses, net	$(743)	$(908)	(18.2)%

The substantial majority of the decrease in financial expenses, net was due to lower foreign currency losses.

Income Taxes

	Nine Months Ended September 30,
	2015	2014	% Change
	(unaudited)
	(in thousands)
Income taxes	$(542)	$(555)	(2.3)%

Income taxes for the nine months ended September 30, 2015 and 2014 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(4,633)	$(4,644)
Net cash provided by (used in) investing activities	(3,680)	2,769
Net cash provided by financing activities	1,647	107,479
Increase (decrease) in cash and cash equivalents	$(6,666)	$105,604

In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On September 30, 2015, our cash and cash equivalents and short-term deposits of $105.0 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures for the remainder of 2015, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

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

For the nine months ended September 30, 2015, cash outflows from our operating activities were $4.6 million. Net cash used in operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a negative sequential revenue growth in the first quarter. While both patterns had an impact on the nine months ended September 30, 2015, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating income (loss) because the majority of our expenses are relatively fixed in the short term. For the nine months ended September 30, 2015, net cash outflows from our operating activities reflect our net loss of $23.9 million, adjusted by non-cash charges of $6.8 million. Our net loss was primarily driven by increased headcount of our sales force and research and development personnel. Additional sources of cash outflows were from changes in our working capital, including a $0.5 million decrease in accounts payable due to timing of payments and a $0.3 million decrease in other long term liabilities. This is partially offset by a $9.7 million decrease in accounts receivable, a $2.3 million increase in accrued expenses and other liabilities, a $0.7 decrease in prepaid expenses and other current assets and a $0.7 million increase in deferred revenues. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2015 was 80 and 85 days, respectively.

For the nine months ended September 30, 2014, cash outflows from our operating activities were $4.6 million. For the nine months ended September 30, 2014, net cash outflows from our operating activities reflect our net loss of $19.1 million, adjusted by non-cash charges of $3.8 million. Our net loss was primarily driven by increased headcount of our sales force personnel. This is partially offset by a $7.1 million decrease in accounts receivable reflecting the seasonal pattern discussed above, a $2.7 million increase in accrued compensation and accrued expenses and other liabilities, a $0.6 million increase in accounts payable due to the timing of payments and a $0.4 million increase in other long term liabilities. Our DSO for the three and nine months ended September 30, 2014 was 75 and 74 days, respectively.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2015, net cash used in investing activities of $3.7 million was primarily attributable to capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

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

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities of $1.6 million was attributable to the exercise of stock options.

For the nine months ended September 30, 2014, net cash provided by financing activities of $107.5 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of September 30, 2015, that rate amounted to 3.1%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2015, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2015 for the upcoming years were as follows:

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,030	$3,793	$3,764	$3,688	$3,734	$17,419	$33,428

We have obligations related to unrecognized tax benefit liabilities totaling $0.7 million, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the nine months ended September 30, 2015 and 2014 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro and Pounds Sterling. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $105.0 million as of September 30, 2015. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of September 30, 2015, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $101.3 million in 2014. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 892 as of September 30, 2015. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business. For example, we plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make direct and substantial investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We have incurred net losses in each year since our inception, including net losses of $4.8 million in 2012, $7.5 million in 2013 and $19.4 million in 2014 and $23.9 million in the nine months ended September 30, 2015. Because the market for our software is still evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2014 and for the nine months ended September 30, 2015, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2014 and for the nine months ended September 30, 2015, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for the vast majority of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2013 and 2014 and for the nine months ended September 30, 2015 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2014 and for the nine months ended September 30, 2015, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 31, 2015, we had 27 issued patents in the United States and 41 pending U.S. patent applications. We also had four patents issued and 62 applications pending for examination in non-U.S. jurisdictions, and 50 pending Patent Cooperation Treaty (the “PCT”), patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2014 and for the nine months ended September 30, 2015, approximately 56% and 59%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $14.57 to $56.80 through November 5, 2015. On November 5, 2015, the closing price of our common stock was $15.50. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of September 30, 2015, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 3.7 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

As of September 30, 2015, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 57.9% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

We will remain an “emerging growth company,” as defined in the JOBS Act, until the earliest of (i) December 31, 2019, (ii) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

November 6, 2015	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

November 6, 2015	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

