Form 10-K
period 2015-12-31
VARONIS SYSTEMS INC
filed 2016-02-12
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number: 001-36324

__________________________

VARONIS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

__________________________

Delaware	57-1222280
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1250 Broadway, 29th Floor

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

__________________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 at a closing sale price of $22.09 as reported by the NASDAQ Global Select Market was approximately $237.2 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 9, 2016, the registrant had 26,077,731 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

i

VARONIS SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2015

ii

PART I

Item  1. Business

We were incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005. Our principal executive offices are located at 1250 Broadway, 29th Floor, New York, NY 10001. For convenience in this report, the terms “Company,” “Varonis,” “we” and “us” may be used to refer to Varonis Systems, Inc. and/or its subsidiaries, except where indicated otherwise. Our telephone number is (877) 292-8767.

Overview

We provide an innovative software platform that allows enterprises to analyze, secure, manage and better utilize their unstructured data. We specialize in human-generated data, a type of unstructured data that includes an enterprise’s spreadsheets, word processing documents, presentations, audio files, video files, emails, text messages and any other data created by employees. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our Metadata Framework is a proprietary technology platform that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT and business personnel deploy our software for a variety of use cases, including data governance, data security, archiving, file synchronization and sharing, enhanced mobile data accessibility and information collaboration.

In today’s information-based economy, enterprises must share, protect and manage their vital information assets; however, the rapid growth in data volume and complexity is making it significantly harder for enterprises to do so. The April 2014 International Data Corporation (IDC) Digital Universe Study estimates that the amount of digital information created and replicated will grow at a compound annual growth rate of 40% from 2013 through 2020. Research from IDC also shows that unstructured content accounts for 90% of all digital information. We believe that unstructured data represents a critical business asset, and enterprises are increasingly seeking ways to maximize the value of this data, while simultaneously ensuring that the data is appropriately secured and managed. Despite the importance of their digital assets, most enterprises have difficulty tracking who has access to select data, who is responsible for that data, and which employees are accessing, creating, manipulating or deleting it.

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

We believe that the technology underlying our Metadata Framework is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have seamlessly combined them into our highly versatile Metadata Framework. Our technological advantage stems from us having developed a way to do each of the following:

•	determine which metadata to capture;

•	capture that metadata without imposing any strains or latencies on the enterprise’s computing infrastructure;

•	modify that metadata in a way which makes it comparable and analyzable despite it having originated from disparate IT systems;

•	create supplemental metadata, as needed, when the existing IT infrastructure’s activity logs are not sufficient;

•	decipher the key functional relationships of metadata, the underlying data, and its creators;

•	use those functional relationships to create a graphical depiction, or map, of the data which will endure as enterprises add large volumes of data to their network and storage resources on a daily basis;

•	analyze the data and related metadata utilizing sophisticated algorithms, including cluster analyses and machine learning;

•	visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically execute tasks that are normally manually intensive for IT and business personnel; and

•	generate meaningful, actionable alerts when security-related incidents are detected.

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

We believe that the diverse functionalities offered by our platform positions us at the intersection of several powerful trends in the digital universe. The addressable markets for the functionalities delivered by our platform are many and include portions of the markets defined by IDC as collaborative applications, IT Security (including endpoint security, messaging security and security and vulnerability management), identity and access management, enterprise search, and data integration and access software. IDC estimates that the aggregate total spend of these established markets in 2014 was approximately $37 billion. Varonis also addresses other sizable markets, including storage management software and enterprise search. We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, resulting in a multi-billion dollar total addressable market. As we continue to innovate and introduce new products, we expect that the use cases for our solutions will expand, leading to incremental growth in our addressable market opportunity.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has played and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and in all geographies. As of December 31, 2015, we had approximately 4,350 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors.

Size of Our Market Opportunity

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital enterprise data universe. We believe that the business intelligence and functionalities delivered by our platform define a new market, and we are not aware of any third party studies that accurately define our addressable market. According to industry sources, the functionality of our software platform does overlap with portions of markets defined and sized by IDC, including collaborative applications ($12.2 billion), IT Security (including endpoint security, messaging security and security and vulnerability management—$15.8 billion), identity and access management ($4.6 billion), and data integration and access software ($4.7 billion). IDC estimated that the aggregate total spend within these established markets in 2014 was approximately $37 billion. Forrester estimated the storage management software market to be $13 billion in 2014.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s stored human-generated data and uses this contextual information, or metadata, to create a functional map of an enterprise’s human-generated content and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of human-generated data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure. All of our products, except DatAnywhere, utilize our Metadata Framework and a core single codebase, thereby streamlining our product development initiatives.

Key Benefits of Our Technology

Protect data from insider threats. Our solutions analyze how employees use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers are able to detect rogue insiders, attackers that have compromised internal systems and employee accounts, malware and other significant threats.

Comprehensive Solution for Human-Generated Data. Our products enable a broad range of functionality, including data governance, secure search and remote collaboration, secure BYOD implementations and intelligent retention—all from one core technology platform. Moreover, our platform is applicable across all major enterprise platforms (Windows, UNIX/Linux, Intranets, email systems and Microsoft Office 365).

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

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly scalable and flexible, allowing our customers to analyze vast amounts of human-generated enterprise data. Moreover, our proprietary Metadata Framework was built with a modular architecture, allowing customers to grow into the full capabilities of our solution over time.

No Impact on End User Mobile Experience. Our DatAnywhere product was designed to provide enterprises enhanced control of their data while simultaneously offering employees all of the functionality, ease of use and ubiquitous accessibility they have come to expect from third party cloud storage services. Our solutions collect metadata with no impact on the collaborative file sharing and email environments. End user mobile experience is maintained while using existing access methods and improved when using file synchronization and sharing and mobile access.

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

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Unstructured data growth continues across all the platforms, and enterprises wish to standardize on solutions that help them manage, protect and extract more value from their data wherever it is stored. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. We currently have six products, and as of December 31, 2015, approximately 45% of our customers purchased two or more products. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. As we innovate and expand our product offering, we will have an even broader suite of products to offer our customers.

Expand Our Sales Force. Continuing to expand our salesforce will be essential to achieving our customer base expansion goals. The salesforce and our approach to introducing products to the market has been key to our successful growth in the past and will be central to our growth plan in the future. Our model focuses on targeting customers of all sizes, industries and geographies. The ability of our sales teams to support our channel partners to efficiently identify leads, generate evaluations and convert them to satisfied customers will continue to impact our ability to grow. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Grow Sales from Our Newer Products and Licenses. During the past two years, we have introduced one major new product, DatAnswers. We have also added additional licenses to existing products to support new data platforms, such as Microsoft Office 365. We believe these new additions to our product offerings can be a meaningful contributor to our growth.

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

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets, encompassing virtually any enterprise that uses file shares, intranets and email for collaboration. Revenues from outside the United States accounted for approximately 42% of our revenues in 2015. Europe represented the substantial majority of revenues outside the United States. We believe that international expansion will be a key component of our growth strategy, and we will continue to market our products and services overseas.

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

•	DatAdvantage. DatAdvantage, our flagship product, launched in 2006, builds on our Metadata Framework and captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems and Intranet servers, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of human-generated data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant user, group, and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all platforms through a unified interface.

•	DataPrivilege. DataPrivilege, also launched in 2006 and designed for use by business unit personnel, provides a self-service web portal that allows users to request access to data necessary for their business functions, and owners to grant access without IT intervention. DataPrivilege also enables IT and business users to make access decisions based on queries, user requests and metadata analytics information, rather than static IT policies. DataPrivilege provides a presentation layer for business users to review accessibility and usage of their data assets, and grant and revoke access.

•	IDU Classification Framework. As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content including Personally Identifiable Information, and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Our IDU Classification Framework, introduced in 2009, identifies and tags data based on criteria set in multiple metadata dimensions, and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to effectively limit access without disrupting workflow. Our IDU Classification Framework provides visibility into the content of data across file systems and Intranets sites and combining it with other metadata, including usage and accessibility.

•	Data Transport Engine. We introduced our Data Transport Engine software in 2012 to provide an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention, from day-to-day maintenance to complex platform and domain migrations and archiving. Our Data Transport Engine ensures that data migrations automatically synchronize source and destination data with incremental copying even if the source data is still being used, translates access permissions across platforms and domains and provides reporting capabilities for data migration status. Moreover, it also provides IT personnel the flexibility to schedule recurring migrations to automatically find and move certain types of data such as sensitive or stale data, and to perform active migrations, dispositions, and archiving safely and efficiently.

•	DatAnywhere. With the growth of cloud-based file sharing and synchronization services, enterprises increasingly face instances where employees save confidential, proprietary or sensitive company or client data onto third-party data sharing services, either for remote working purposes or to share with external business partners. This practice leads to an enhanced end user mobile experience but creates a new, often redundant data store outside of corporate visibility, oversight or control, and poses a security and data loss threat. We introduced DatAnywhere in 2012 in response to the need by enterprises for a secure and easy-to-use alternative to consumer cloud-based file sharing solutions. DatAnywhere provides our customers’ employees a modern collaboration, hybrid-cloud experience using their existing storage infrastructure to leverage existing investments and in house platform expertise, and provides users this experience using applications on their mobile devices. DatAnywhere allows users to seamlessly collaborate with other users that still use the same traditional common internet file system shares via mapped drives or universal naming convention paths. It ensures that the shared data remains on firm file servers and retains the approved access permissions without any need for data to be moved from existing file shares or migrated to a proprietary repository. DatAnywhere also seamlessly integrates with the existing backup policies, cache devices, distributed file system, replication and existing data governance and compliance technologies, processes and policies.

•	DatAnswers. As employees continue to generate and store data in numerous enterprise platforms, relevant files they and their coworkers and predecessors create become harder to find. Unlike the internet, where powerful search engines make relevant web information easy to find despite rapid growth, enterprise file systems are frequently not searchable by employees or IT. Though enterprise search technologies exist, many enterprises do not own or use them to index human generated data, for several reasons, including performance (the index must be up to date to be useful, requiring continual scanning for new and changed content), security (sensitive files that are not adequately restricted become far easier for the wrong people to find), relevance (when many files contain the term or terms a searcher is looking for they are not ranked or presented in a way that they are likely to find the right files), and cost (enterprise search technologies require significant, ongoing investments in hardware and software). DatAnswers was introduced in 2014 to provide secure, relevant and timely search functionality for human generated data. Capitalizing on the Metadata Framework infrastructure and its analysis of data access events, file system and directory services metadata, DatAnswers indexes files as they are created and changed without requiring continual scanning, filters out results users should not see based on the patented recommendations engine in DatAdvantage and classification results found by the IDU Classification Framework, and ranks results using analysis of data usage. DatAnswers is used primarily for end user search and ediscovery projects.

Our Customers

Our customer base has grown from approximately 550 customers at December 31, 2009 to approximately 4,350 customers in more than 65 countries as of December 31, 2015. Our customers vary greatly in size ranging from small and medium businesses to large multinational enterprises with thousands of employees and hundreds of terabytes of data. Moreover, we have customers across numerous industries and geographies.

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

Sales and Marketing

Sales

We sell the vast majority of our products and services to a global network of hundreds of resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers globally. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and evaluations. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one year renewal term and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 – 90 calendar days of the date we issue an invoice for such sales.

Marketing

Our marketing strategy is focused on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We market our software as a solution for specific use cases and as a solution for securing and managing file systems and unstructured data. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our internal marketing organization is responsible for branding, content generation and product marketing and works with our business operations team to support channel marketing and sales support programs. We provide one-on-one and community education and awareness and promote the expanded use of our software. We host in-person Varonis Connect! events annually across sales regions, as well as free, online monthly or bi-weekly technical webinars in multiple regions. We focus our efforts on events, campaigns, tools and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as sales tools, information regarding product awards and technical certifications, training, regional seminars and conferences, webinars and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, extensive content development available through our web site and content syndication, and our active blog, “The Metadata Era.”

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

Our research and development expense was $31.8 million, $28.1 million and $21.0 million in 2015, 2014 and 2013, respectively.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology and the related intellectual property. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 31, 2016, we had 27 issued patents and 43 pending patent applications in the United States. We also had four patents issued and 62 applications pending for examination in non-U.S. jurisdictions, and 50 pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israeli subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products. We also license software from third parties for use in developing our products and for integration into our products, including open source software.

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

If a more established company were to target our market, we may face significant competition. They may have competitive advantages, such as greater name recognition, larger sales, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we do. Increased competition could result in us failing to attract customers or maintain renewals and licenses at the same rate. It could also lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, reduced gross margins, longer sales cycles and loss of market share.

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

Employees

As of December 31, 2015, we had 947 employees and independent contractors, of which 374 were in the United States, 339 were in Israel and 234 were in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Risks Related to Our Business and Industry

The market for software that analyzes, secures, manages and migrates human-generated unstructured data is new and unproven and may not grow.

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, manage and migrate their human-generated, unstructured data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT and business personnel the potential value of their human-generated data and persuade them to devote a portion of their budgets to the single integrated solution that we offer to manage, protect and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on human-generated unstructured data may not yet be viewed as a necessity by enterprises, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and you should not rely on any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have installed an evaluation license for our software into paying customers. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Although we try to minimize the potential impact of large transactions on our quarterly results of operations, the closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters, and our failure to close a large transaction in a particular quarter may adversely impact our revenues in that quarter. In addition, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period. If our revenues or results of operations fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially

A failure to hire and integrate additional sales and marketing personnel or maintain their productivity could adversely affect our results of operations and growth prospects.

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity, we will need to recruit individuals who are multilingual or who have skills particular to a certain geography, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires and increased attrition rates among new hires and existing personnel. Furthermore, based on our past experience, it often can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

Failure to attract, recruit and retain highly qualified engineers could adversely affect our results of operations and growth prospects.

Our future success and growth depends, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly engineers. Any of our employees may terminate their employment at any time and competition for highly skilled engineering personnel is frequently intense, especially in Israel, where we have a substantial presence and need for qualified engineers. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. If we are unable to attract or retain qualified engineers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

If we fail to manage our rapid growth effectively, our business and results of operations will be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $127.2 million in 2015. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 947 as of December 31, 2015. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We are dependent on the continued services and performance of our co-founder, Yakov Faitelson, the loss of whom could adversely affect our business.

Our future performance depends in large part on the continued services and continuing contributions of our co-founder, our Chief Executive Officer and President, Yakov Faitelson, to successfully manage our company, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of Mr. Faitelson could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

Due to our rapid growth, we have a limited operating history at our current scale, which makes it difficult to evaluate and predict our future prospects and may increase the risk that we will not be successful.

We have been growing rapidly in recent periods, and as a result have a relatively short history operating our business at its current scale. For example, we have significantly increased the number of our employees and have expanded our operations and product offerings. This limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in new markets that may not develop as expected. Because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. If our assumptions regarding these trends and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced significant growth historically, we may not continue to grow as quickly in the future.

Our future success will depend in large part on our ability to, among other things:

•	maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;

•	hire, integrate, train and retain skilled talent, including members of our sales force and software engineers;

•	develop new products and services and bring products and services in beta to market;

•	renew maintenance and support agreements with, and sell additional products to, existing customers;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business will be adversely affected, and our results of operations will suffer.

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

We have incurred net losses in each year since our inception, including net losses of $21.3 million, $19.4 million and $7.5 million in the years ended December 31, 2015, 2014 and 2013, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2015, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

We have a significant number of customers in the financial services, healthcare, public sector and industrial industries. A substantial downturn in any of these industries, or a reduction in public sector spending, may cause enterprises to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers may delay or cancel information technology projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2015, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2013, 2014 and 2015 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2015, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of January 31, 2016, we had 27 issued patents in the United States and 43 pending U.S. patent applications. We also had four patents issued and 62 applications pending for examination in non-U.S. jurisdictions, and 50 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Although our current software products do not transmit our customers’ data to us, we collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blog or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic support service, blog alert sign-up, product purchase, survey registration, or when accessing our online support portals or using other community or social networking features. Because we may collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act in Germany.

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

Moreover, it may be difficult to enhance our brand and maintain our reputation in connection with sales to channel partners. Promoting our brand requires us to make significant expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets and geographies and as more sales are generated to our channel partners. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully enhance our brand and maintain our reputation, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers, all of which would adversely affect our business, operations and financial results.

Our long-term growth depends, in part, on being able to continue to expand internationally on a profitable basis, which subjects us to risks associated with conducting international operations.

Historically, we have generated a majority of our revenues from customers in the United States. In 2015, approximately 58% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;

•	increased management travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;

•	variations in economic or political conditions between each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars and New Israeli Shekels, or NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currencies. The weakening of the U.S. dollar against such currencies would cause the U.S. dollar equivalent of such expenses to increase which could have a negative impact on our reported results of operations. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

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

As we operate and sell internationally, we are subject to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, South and Central America, East Asia, Africa and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, channel partners or sales agents that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, channel partners and sales agents, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, channel partners or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions, including suspension or debarment from government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, such as Accounting Standards Update 2014-09 related to revenue recognition, and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

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

Our Israeli subsidiary benefits from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our company, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been approximately 10%. If our Israeli subsidiary does not meet the requirements for maintaining this status, for example, if the Israeli subsidiary materially changes the nature of its business or, if the level of foreign investment in our company decreases, it may no longer be eligible to enjoy this reduced tax rate. As a result, our Israeli subsidiary would be subject to Israeli corporate tax at the standard rate, which, as of January 1, 2016, was set at 25%. Even if our Israeli subsidiary continues to meet the relevant requirements, the tax benefits that the status of “Beneficiary Enterprise” provides may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that our Israeli subsidiary would pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefits derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through February 10, 2016. On February 10, 2016, the closing price of our common stock was $13.88. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results or those of our competitors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	changing legal or regulatory developments in the United States and other countries; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

As of December 31, 2015, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 3.5 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

As of December 31, 2015, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 57.7% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

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

We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

We are obligated to develop and maintain proper and effective internal controls over financial reporting. These internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” if we continue to take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

Item 2. Properties

Our corporate headquarters are located in New York City in an office consisting of approximately 31,000 square feet. This lease expires in February 2026, although we have the option to both terminate the lease in February 2023 and extend the lease for an additional five years. Additionally, we currently lease an office located in Herzliya, Israel, consisting of approximately 45,700 square feet, where we employ our research and development team and a portion of our support and general and administrative teams. The lease for this office expires in December 2019, although we have the option to extend the lease for an additional five years. We also lease smaller offices in North Carolina (from which we provide customer support), Oregon, France, Germany and the United Kingdom (which serve as regional sales offices). We believe that our facilities are sufficient to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth.

Item 3. Legal Proceedings

We are not currently a party to any material litigation.

Item  4. Mine Safety Disclosures

Not applicable.

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “VRNS” since February 28, 2014, the date of our initial public offering. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by The NASDAQ Global Select Market:

	2015		2014
	High	Low	High	Low
First Quarter	$38.48	$25.50	$56.80	$33.61
Second Quarter	29.93	17.17	38.30	19.69
Third Quarter	24.84	14.57	31.54	19.21
Fourth Quarter	19.48	14.57	33.40	17.50

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

Stockholders

As of February 1, 2016, there were 18 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The closing price of our common stock on December 31, 2015, the last day of our 2015 fiscal year, was $18.80 per share.

Company/Index	2/28/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
VRNS	$100.00	$81.27	$65.93	$47.95	$74.61	$58.32	$50.20	$35.41	$42.73
NASDAQ Composite	$100.00	$97.22	$102.07	$104.04	$109.66	$113.47	$115.47	$106.97	$115.94
NASDAQ Computer	$100.00	$98.75	$106.77	$112.07	$116.57	$118.07	$118.31	$112.37	$123.85

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

Item 6. Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2015 and 2014 and the consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and the consolidated statement of operations for the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$71,273	$58,420	$43,488	$31,606	$25,436
Maintenance and services	55,937	42,928	31,128	21,804	14,343
Total revenues	127,210	101,348	74,616	53,410	39,779
Cost of revenues(1)	12,019	9,911	6,476	4,928	3,524
Gross profit	115,191	91,437	68,140	48,482	36,255
Operating costs and expenses:
Research and development(1)	31,792	28,086	20,973	15,034	13,049
Sales and marketing(1)	86,367	68,787	44,131	30,036	22,095
General and administrative(1)	16,106	11,872	8,881	4,966	4,514
Total operating expenses	134,265	108,745	73,985	50,036	39,658
Operating loss	(19,074)	(17,308)	(5,845)	(1,554)	(3,403)
Financial expenses, net	(1,523)	(1,714)	(1,274)	(3,045)	(171)
Loss before income taxes	(20,597)	(19,022)	(7,119)	(4,599)	(3,574)
Income taxes	(686)	(376)	(356)	(247)	(224)
Net loss	$(21,283)	$(19,398)	$(7,475)	$(4,846)	$(3,798)
Net loss per share of common stock, basic and diluted(2)	$(0.84)	$(0.91)	$(1.93)	$(1.29)	$(1.10)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	25,198,546	21,242,313	3,880,761	3,756,761	3,460,612

(1)	Includes non-cash stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$419	$192	$39	$41	$12
Research and development	1,954	1,198	551	327	81
Sales and marketing	3,041	2,478	841	284	103
General and administrative	2,380	796	357	196	39
Total	$7,794	$4,664	$1,788	$848	$235

(2)	Basic and diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. For additional information, see Note 2.s to our consolidated financial statements included elsewhere in this Annual Report.
26

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term deposits	$106,344	$111,695	$13,977	$14,813	$13,599
Working capital	85,086	99,316	3,376	7,931	9,245
Total assets	165,144	156,847	47,254	37,694	30,887
Deferred revenues, current and long-term	48,771	37,217	28,700	21,273	17,217
Warrants to purchase convertible preferred stock	-	-	2,866	5,774	2,321
Convertible preferred stock	-	-	43,775	37,959	37,959
Total stockholders’ equity (deficiency)	83,587	95,026	(43,008)	(37,448)	(33,853)

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

Overview

We provide an innovative software platform that allows enterprises to analyze, secure, manage and better utilize their unstructured data. We specialize in human-generated data, a type of unstructured data that includes an enterprise’s spreadsheets, word processing documents, presentations, audio files, video files, emails, text messages and any other data created by employees. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our Metadata Framework is a proprietary technology platform that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT and business personnel deploy our software for a variety of use cases, including data governance, data security, archiving, file synchronization and sharing, enhanced mobile data accessibility and information collaboration.

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

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six products, and as of December 31, 2015, approximately 45% of our customers had purchased two or more products, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for each of the years ended December 31, 2015, 2014 and 2013 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of December 31, 2015, we had approximately 4,350 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. The average spending per customer for each of the years 2015, 2014 and 2013 was approximately $59,000, $58,000 and $61,000, respectively.

We believe there is a significant growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the year ended December 31, 2015, approximately 58% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 35% of our revenues and Rest of World (“ROW”) accounted for approximately 7% of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of December 31, 2015, 2014 and 2013, 92.5%, 94.1% and 96.7% of our customers, respectively, had purchased DatAdvantage; 17.2%, 19.0% and 20.5% of our customers, respectively, had purchased DataPrivilege; 30.5%, 26.9% and 23.1% of our customers, respectively, had purchased IDU Classification Framework; and 4.5%, 3.2% and 1.5% of our customers, respectively, had purchased Data Transport Engine. As of December 31, 2015, 2014 and 2013, 47.4%, 51.9% and 57.8% of our customers, respectively, made standalone purchases of DatAdvantage, and less than 0.5% of our customers made standalone purchases of DataPrivilege. As of December 31, 2015, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 56.0%, 57.6% and 58.3% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the years ended December 31, 2015, 2014 and 2013, our revenues were $127.2 million, $101.3 million and $74.6 million, respectively, representing year-over-year growth of 26% and 36%. For the years ended December 31, 2015, 2014 and 2013, we had operating losses of $19.1 million, $17.3 million and $5.8 million and net losses of $21.3 million, $19.4 million and $7.5 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the years ended December 31, 2015, 2014 and 2013 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of total revenues)
Revenues:
Licenses	56.0%	57.6%	58.3%
Maintenance and services	44.0%	42.4%	41.7%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of December 31, 2015, we had approximately 4,350 customers across a broad array of company sizes and industries located in over 65 countries.

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

Financial Expenses, Net

Financial expenses, net consist primarily of foreign exchange gains or losses and net interest. Foreign exchange gains or losses relate to our business activities in foreign countries with different functional reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Net interest represents interest income received on our cash, cash equivalents and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. and Israel net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

Our Israeli subsidiary currently qualifies as a “Beneficiary Enterprise” which, upon fulfillment of certain conditions, allows it to qualify for a reduced tax rate based on the beneficiary program guidelines.

In addition, we are subject to the continuous examinations of our income tax returns by different tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Statement of Operations Data:
Revenues:
Licenses	$71,273	$58,420	$43,488
Maintenance and services	55,937	42,928	31,128
Total revenues	127,210	101,348	74,616
Cost of revenues	12,019	9,911	6,476
Gross profit	115,191	91,437	68,140
Operating costs and expenses:
Research and development	31,792	28,086	20,973
Sales and marketing	86,367	68,787	44,131
General and administrative	16,106	11,872	8,881
Total operating expenses	134,265	108,745	73,985
Operating loss	(19,074)	(17,308)	(5,845)
Financial expenses, net	(1,523)	(1,714)	(1,274)
Loss before income taxes, net	(20,597)	(19,022)	(7,119)
Income taxes	(686)	(376)	(356)
Net loss	$(21,283)	$(19,398)	$(7,475)

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	56.0%	57.6%	58.3%
Maintenance and services	44.0	42.4	41.7
Total revenues	100.0	100.0	100.0
Cost of revenues	9.4	9.8	8.7
Gross profit	90.6	90.2	91.3
Operating costs and expenses:
Research and development	25.0	27.7	28.1
Sales and marketing	67.9	67.9	59.1
General and administrative	12.7	11.7	11.9
Total operating expenses	105.6	107.3	99.1
Operating loss	(15.0)	(17.1)	(7.8)
Financial expenses, net	(1.2)	(1.7)	(1.7)
Loss before income taxes, net	(16.2)	(18.8)	(9.5)
Income taxes	(0.5)	(0.4)	(0.5)
Net loss	(16.7)%	(19.2)%	(10.0)%

Comparison of Years Ended December 31, 2015 and 2014

Revenues

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Revenues:
Licenses	$71,273	$58,420	22.0%
Maintenance and services	55,937	42,928	30.3%
Total revenues	$127,210	$101,348	25.5%

	Year Ended December 31,
	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	56.0%	57.6%
Maintenance and services	44.0%	42.4%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our services and products from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 1,065 new customers in 2015 compared to 950 new customers in 2014, sales to existing customers and sales of new products. As of December 31, 2015 and 2014, we had approximately 4,350 and more than 3,300 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2015 and 2014, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2015, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. As of December 31, 2015 and 2014, 45% and 42%, respectively, of our customers had purchased two or more products.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Cost of revenues	$12,019	$9,911	21.3%

	Year Ended December 31,
	2015	2014
	(as a percentage of total revenues)
Total gross margin	90.6%	90.2%

The increase in cost of revenues was primarily related to an increase of $1.5 million in salaries and benefits expense due to increased headcount for support and professional services and a $0.6 million increase in facilities and allocated overhead costs. The increase in cost is mainly related to our investments in infrastructure and personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$31,792	28,086	13.2%
Sales and marketing	86,367	68,787	25.6%
General and administrative	16,106	11,872	35.7%
Total operating expenses	$134,265	108,745	23.5%

	Year Ended December 31,
	2015	2014
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	25.0%	27.7%
Sales and marketing	67.9%	67.9%
General and administrative	12.7%	11.7%
Total operating expenses	105.6%	107.3%

The increase in research and development expenses was primarily related to an increase of $3.4 million in salaries and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $12.9 million increase in salaries and benefits and stock based compensation due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $1.9 million increase in marketing related expenses and a $0.9 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $3.0 million in salaries and benefits and stock based compensation due to increased headcount to support the overall growth of our business and an increase of $1.2 million of other expenses predominately relating to rent, insurance and IT expenses.

Financial Expenses, Net

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Financial expenses, net	$(1,523)	$(1,714)	(11.1)%

For the year ended December 31, 2015 and 2014, financial expenses, net was primarily comprised of foreign exchange losses.

Income Taxes

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Income taxes	$(686)	$(376)	82.4%

Income taxes for the years ended December 31, 2015 and 2014 were comprised primarily of foreign income taxes and state taxes.

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

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 950 new customers in 2014 compared to 728 new customers in 2013, sales to existing customers and sales of new products. As of December 31, 2014 and 2013, we had more than 3,300 and approximately 2,400 customers, respectively. The substantial majority of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2014 and 2013, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2013, 66% was attributable to revenues from new customers, and 34% was attributable to revenues from existing customers. As of December 31, 2014 and 2013, 42% and 39%, respectively, of our customers had purchased two or more products.

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

Financial Expenses, Net

	Year Ended December 31,
	2014	2013	% Change
	(in thousands)
Financial expenses, net	$(1,714)	$(1,274)	34.5%

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

Income Taxes

	Year Ended December 31,
	2014	2013	% Change
	(in thousands)
Income taxes	$(376)	$(356)	5.6%

Income taxes for the years ended December 31, 2014 and 2013 were comprised primarily of foreign income taxes and state taxes.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2015. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Revenues:
Licenses	$28,242	$16,862	$16,011	$10,158	$21,706	$14,239	$14,422	$8,053
Maintenance and services	15,595	14,375	13,139	12,828	12,008	11,324	10,194	9,402
Total revenues	43,837	31,237	29,150	22,986	33,714	25,563	24,616	17,455
Cost of revenues (1)	3,279	3,044	2,863	2,833	2,788	2,590	2,491	2,042
Gross profit	40,558	28,193	26,287	20,153	30,926	22,973	22,125	15,413
Operating costs and expenses:
Research and development (1)	8,175	8,085	7,799	7,733	7,499	7,316	6,832	6,439
Sales and marketing (1)	24,295	20,617	21,264	20,191	19,619	17,741	17,186	14,241
General and administrative (1)	4,530	4,036	3,760	3,780	3,512	3,030	2,665	2,665
Total operating expenses	37,000	32,738	32,823	31,704	30,630	28,087	26,683	23,345
Operating income (loss)	3,558	(4,545)	(6,536)	(11,551)	296	(5,114)	(4,558)	(7,932)
Financial income (expenses), net	(780)	(104)	402	(1,041)	(806)	(944)	74	(38)
Income (loss) before income taxes	2,778	(4,649)	(6,134)	(12,592)	(510)	(6,058)	(4,484)	(7,970)
Benefit (provision) for income taxes	(144)	(276)	(188)	(78)	179	(296)	(155)	(104)
Net income (loss)	$2,634	$(4,925)	$(6,322)	$(12,670)	$(331)	$(6,354)	$(4,639)	$(8,074)

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(as a percentage of total revenues)
Revenues:
Licenses	64.4%	54.0%	54.9%	44.2%	64.4%	55.7%	58.6%	46.1%
Maintenance and services	35.6	46.0	45.1	55.8	35.6	44.3	41.4	53.9
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	7.5	9.7	9.8	12.3	8.3	10.1	10.1	11.7
Gross profit	92.5	90.3	90.2	87.7	91.7	89.9	89.9	88.3
Operating costs and expenses:
Research and development	18.7	25.9	26.8	33.6	22.2	28.6	27.8	36.9
Sales and marketing	55.4	66.0	72.9	87.8	58.2	69.4	69.8	81.5
General and administrative	10.3	12.9	12.9	16.5	10.4	11.9	10.8	15.3
Total operating expenses	84.4	104.8	112.6	137.9	90.8	109.9	108.4	133.7
Operating income (loss)	8.1	(14.5)	(22.4)	(50.2)	0.9	(20.0)	(18.5)	(45.4)
Financial income (expenses), net	(1.8)	(0.4)	1.4	(4.5)	(2.4)	(3.7)	0.3	(0.3)
Income (loss) before income taxes	6.3	(14.9)	(21.0)	(54.7)	(1.5)	(23.7)	(18.2)	(45.7)
Benefit (provision) for income taxes	(0.3)	(0.9)	(0.7)	(0.4)	0.5	(1.2)	(0.6)	(0.6)
Net income (loss)	6.0%	(15.8)%	(21.7)%	(55.1)%	(1.0)%	(24.9)%	(18.8)%	(46.3)%

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Other financial data:
Non-GAAP operating income (loss) (2)	$5,648	$(2,168)	$(4,574)	$(9,866)	$2,122	$(3,900)	$(3,580)	$(7,286)
Non-GAAP net income (loss) (3)	$4,724	$(2,548)	$(4,360)	$(10,985)	$1,495	$(5,140)	$(3,661)	$(7,428)

(1)	Includes non-cash stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Cost of revenues	$119	$98	$111	$91	$72	$55	$46	$20
Research and development	419	524	544	467	407	319	272	199
Sales and marketing	846	756	702	737	1,004	614	519	340
General and administrative	706	679	605	390	343	226	141	87
Total non-cash stock-based compensation expense related to employees and consultants	$2,090	$2,057	$1,962	$1,685	$1,826	$1,214	$978	$646

(2)	We define non-GAAP operating income (loss) as net operating income (loss) excluding (i) non-cash stock-based compensation expense and (ii) payroll tax expense related to stock-based compensation.

(3)	We define non-GAAP net income (loss) as net income (loss) excluding (i) non-cash stock-based compensation expense and (ii) payroll tax expense related to stock-based compensation.

We believe that the use of non-GAAP operating income (loss) and non-GAAP net income (loss) is helpful to our investors. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with GAAP. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expense, we believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. In addition, we exclude payroll tax expense related to stock-based compensation expense because, without excluding these tax expenses, investors would not see the full effect that excluding stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which factors may vary from period to period independent of the operating performance of our business. Similar to stock-based compensation expense, we believe that excluding this payroll tax expense provides investors and management with greater visibility to the underlying performance of our business operations and facilitates comparison with other periods as well as the results of other companies.

The following table reflects the reconciliation of operating income (loss) measured in accordance with GAAP to non-GAAP operating loss:

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Operating income (loss)	$3,558	$(4,545)	$(6,536)	$(11,551)	$296	$(5,114)	$(4,558)	$(7,932)
Non-GAAP adjustments:
Total non-cash stock-based compensation expense	2,090	2,057	1,962	1,685	1,826	1,214	978	646
Total payroll tax expense related to stock-based compensation	-	320	-	-	-	-	-	-
Non-GAAP operating income (loss)	$5,648	$(2,168)	$(4,574)	$(9,866)	$2,122	$(3,900)	$(3,580)	$(7,286)

The following table reflects the reconciliation of net income (loss) measured in accordance with GAAP to non-GAAP operating loss:

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
Net income (loss)	$2,634	$(4,925)	$(6,322)	$(12,670)	$(331)	$(6,354)	$(4,639)	$(8,074)
Non-GAAP adjustments:
Total non-cash stock-based compensation expense	2,090	2,057	1,962	1,685	1,826	1,214	978	646
Total payroll tax expense related to stock-based compensation	-	320	-	-	-	-	-	-
Non-GAAP net income (loss)	$4,724	$(2,548)	$(4,360)	$(10,985)	$1,495	$(5,140)	$(3,661)	$(7,428)

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased license sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of customer budget and purchasing trends, demand for our products and services is typically slowest in the first quarter resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. We expect these seasonal patterns to continue in the future. Our gross margins and operating loss have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. The majority of our expenses is personnel-related costs, which consists of salaries, employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(2,729)	$(7,110)	$54
Net cash used in investing activities	(26,678)	(32,822)	(5,716)
Net cash provided by financing activities	2,055	106,892	825
Increase (decrease) in cash and cash equivalents	$(27,352)	$66,960	$(4,837)

In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On December 31, 2015, our cash and cash equivalents and short-term deposits of $106.3 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2016, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

Operating Activities

Net cash provided by operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and stock-based compensation, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For 2015, cash outflows from our operating activities were $2.7 million, compared to cash outflows of $7.1 million for the prior year, mainly related to an increase in non-cash charges which exceeded the increase in net loss year over year. Our $21.3 million net loss included non-cash charges of $9.4 million driven primarily by increased headcount of our sales force and R&D personnel. Net loss was further offset by changes in our working capital, including an $11.6 million increase in deferred revenues and a $6.3 million increase in accrued expenses and other short term liabilities which were partially offset by a $9.6 million increase in accounts receivable. This increase in working capital was impacted by the increased sales for the year ended December 31, 2015 and consistent with the seasonal pattern discussed above. Other changes in our working capital included a decrease of $0.8 million in prepaid expenses and other current assets and an increase of $0.1 million in other long term liabilities. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2015 was 80 and 84 days, respectively.

For 2014, cash outflows from our operating activities were $7.1 million, reflecting our net loss of $19.4 million, which included non-cash charges of $6.1 million. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. For the year ended December 31, 2014, additional sources of cash outflows were from changes in our working capital, including a $9.6 million increase in accounts receivable reflecting the seasonal pattern discussed above. This is partially offset by an $8.5 million increase in deferred revenues, a $5.5 million increase in accrued compensation and accrued expenses, a $0.9 million increase in accounts payable and severance and a $0.8 million increase in other long term liabilities. Our DSO for the three months and year ended December 31, 2014 was 83 and 77 days, respectively.

For 2013, cash inflows from our operating activities were $0.1 million, reflecting our net loss of $7.5 million, which included $4.3 million of non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. For the year ended December 31, 2013, additional sources of cash inflows were from changes in our working capital, including a $7.4 million increase in deferred revenues, a $3.8 million increase in accrued compensation and accrued expenses and other liabilities and a $0.3 million increase in accounts payable. This is partially offset by an $8.2 million increase in accounts receivable. Our DSO for the three months and year ended December 31, 2013 was 79 and 74 days, respectively.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2015, net cash used in investing activities of $26.7 million was primarily attributable to an increase of $22.0 million in short-term deposits and capital expenditures of $4.5 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2014, net cash used in investing activities of $32.8 million was primarily attributable to an increase of $30.8 million in short-term deposits and capital expenditures of $2.3 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2013, net cash used in investing activities of $5.7 million was primarily attributable to an increase of $4.0 million in short-term deposits and capital expenditures of $1.3 million for technology hardware to support our growth during the period including hardware, software, office equipment and leasehold improvements.

Financing Activities

In 2015, net cash provided by financing activities of $2.1 million was attributable to the exercise of stock options.

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

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of December 31, 2015, that rate amounted to 3.35%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2015, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2015 for the upcoming years were as follows:

			Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
				(in thousands)
Operating lease obligations	$3,929	$3,768	$3,693	$3,738	$2,764	$14,655	$32,547

We have obligations related to unrecognized tax benefit liabilities totaling $0.8 million and for severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

Revenue Recognition:

We generate revenues in the form of software license fees and related maintenance and services fees. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and professional services (including training) that are not essential to functionality of our software. We sell our products worldwide directly to a network of distributors and Value Added Resellers (VARs).

We account for the sale of perpetual software in accordance with ASC No. 985-605, “Software Revenue Recognition.” As required by ASC 985-605, we determine the value of the software component of its multiple-element arrangements using the residual method when vendor specific objective evidence (VSOE) of fair value exists for the undelivered elements of maintenance and professional services agreements. VSOE is based on the price charged when an element is sold separately or renewed. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, when all ASC 985-605 criteria for revenue recognition are met.

We determine the fair value based on the stand alone sales price charged for maintenance and professional services. We have defined classes of transactions based on the value of licensed software products purchased from us. We price renewals for each class of transaction as a fixed percentage of the total gross value of licensed software products the customer purchased.

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

We recognize revenues from the sale of term license arrangements, ratably, on a straight-line basis, over the term of the underlying maintenance contract and is typically up to one year.

We recognize revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year.

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

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2015, 2014 and 2013, there were no returns from this reseller.

Accounting for Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model (“OPM”). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations.

We recognize compensation expenses for the value of our equity awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC No. 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

We applied ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees” with respect to options issued to non-employee consultants. Accordingly, we use option valuation models to measure the fair value of the options at the measurement date as defined in ASC 505-50.

We selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for our stock options awards, whereas the fair value of restricted stock units is based on the market value of the underlying shares at the date of grant.

Recently Issued Accounting Pronouncement

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We are still evaluating the impact of implementation of this standard on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the years ended December 31, 2015 and 2014 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pounds Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $106.3 million as of December 31, 2015. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of December 31, 2015, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VARONIS SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and its subsidiaries (the “Company”), as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2015 and December 31, 2014, and the related consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 12, 2016	A Member of Ernst & Young Global

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$49,241	$76,593
Short-term deposits	57,103	35,102
Trade receivables (net of allowance for doubtful accounts of $ 156 and $ 149 at December 31, 2015 and at December 31, 2014, respectively)	47,436	37,869
Prepaid expenses and other current assets	2,622	2,962
Total current assets	156,402	152,526
Long-term assets:
Other assets	477	332
Property and equipment, net	8,265	3,989
Total long-term assets	8,742	4,321
Total assets	$165,144	$156,847

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,612	$2,703
Accrued expenses and other short term liabilities	23,029	16,754
Deferred revenues	45,675	33,753
Total current liabilities	71,316	53,210

Long-term liabilities:
Deferred revenues	3,096	3,464
Severance pay	1,528	1,449
Other liabilities	5,617	3,698
Total long-term liabilities	10,241	8,611

Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value—Authorized: 200,000,000 shares at December 31, 2015 and 2014; Issued and outstanding: 26,069,154 shares at December 31, 2015 and 24,685,604 shares at December 31, 2014	26	25
Accumulated other comprehensive loss	(331)	(326)
Additional paid-in capital	172,326	162,478
Accumulated deficit	(88,434)	(67,151)
Total stockholders’ equity	83,587	95,026
Total liabilities and stockholders’ equity	$165,144	$156,847

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013
Revenues:
Licenses	$71,273	$58,420	$43,488
Maintenance and services	55,937	42,928	31,128
Total revenues	127,210	101,348	74,616
Cost of revenues	12,019	9,911	6,476
Gross profit	115,191	91,437	68,140

Operating costs and expenses:
Research and development	31,792	28,086	20,973
Sales and marketing	86,367	68,787	44,131
General and administrative	16,106	11,872	8,881
Total operating expenses	134,265	108,745	73,985
Operating loss	(19,074)	(17,308)	(5,845)
Financial expenses, net	(1,523)	(1,714)	(1,274)
Loss before income taxes	(20,597)	(19,022)	(7,119)
Income taxes	(686)	(376)	(356)
Net loss	$(21,283)	$(19,398)	$(7,475)
Net loss per share of common stock, basic and diluted	$(0.84)	$(0.91)	$(1.93)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	25,198,546	21,242,313	3,880,761

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	2015	2014	2013
Net loss	$(21,283)	$(19,398)	$(7,475)
Other comprehensive loss:
Unrealized losses on derivative instruments	(5)	(326)	—
Total other comprehensive loss	(5)	(326)	—
Comprehensive loss	$(21,288)	$(19,724)	$(7,475)

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount	capital	loss	deficit	(deficiency)
	(in thousands, except share data)
Balance as of January 1, 2013	14,856,481	37,959	3,848,293	4	2,826	—	(40,278)	(37,448)
Exercise of warrants to purchase Series D convertible preferred stock	225,660	5,816	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,788	—	—	1,788
Exercise of stock options	—	—	105,021	*)	127	—	—	127
Net loss	—	—	—	—	—	—	(7,475)	(7,475)

Balance as of December 31, 2013	15,082,141	43,775	3,953,314	4	4,741	—	(47,753)	(43,008)
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5	106,066	—	—	106,071
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15	43,760	—	—	43,775
Conversion of warrants to purchase preferred stock into warrants to purchase common stock	—	—	—	—	2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217	*)	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,664	—	—	4,664
Exercise of stock options	—	—	238,951	*)	381	—	—	382
Exercise of restricted stock units	—	—	3,545	*)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	—	—	(19,398)	(19,398)

Balance as of December 31, 2014	—	—	24,685,604	25	162,478	(326)	(67,151)	95,026
Stock-based compensation expense	—	—	—	—	7,794	—	—	7,794
Exercise of stock options	—	—	1,350,162	1	2,054	—	—	2,055
Exercise of restricted stock units	—	—	33,388	*)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(21,283)	(21,283)
Balance as of December 31, 2015	—	$—	26,069,154	$26	$172,326	$(331)	$(88,434)	$83,587

___________________

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(21,283)	$(19,398)	$(7,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,615	1,285	796
Stock-based compensation	7,794	4,664	1,788
Capital gain from disposal of fixed assets	(4)	(10)	(5)
Amortization of deferred charges related to loan	—	187	200
Revaluation of fair value of warrants to convertible preferred stock	—	—	1,508
Changes in assets and liabilities:
Trade receivables	(9,567)	(9,601)	(8,233)
Prepaid expenses and other current assets	796	19	19
Trade payables	(91)	540	267
Accrued expenses and other short term liabilities	6,270	5,541	3,460
Severance pay, net	79	348	377
Deferred revenues	11,554	8,517	7,427
Other long term liabilities	108	798	(75)
Net cash provided by (used in) operating activities	(2,729)	(7,110)	54

Cash flows from investing activities:
Increase in short-term deposits	(22,001)	(30,758)	(4,001)
Decrease (increase) in long-term deposits	11	39	(28)
Decrease (increase) in restricted cash	(156)	230	(338)
Proceeds from sale of property and equipment	4	—	—
Purchase of property and equipment	(4,536)	(2,333)	(1,349)
Net cash used in investing activities	(26,678)	(32,822)	(5,716)

Cash flows from financing activities:
Exercise of employee stock options	2,055	382	127
Exercise of warrants to purchase Series D convertible preferred stock	—	—	1,137
Payment of deferred equity offering cost	—	(1,937)	(439)
Net proceeds from initial public offering	—	108,447	—
Net cash provided by financing activities	2,055	106,892	825
Increase (decrease) in cash and cash equivalents	(27,352)	66,960	(4,837)
Cash and cash equivalents at beginning of period	76,593	9,633	14,470
Cash and cash equivalents at end of period	$49,241	$76,593	$9,633

Supplemental disclosures of non-cash flow information
Deferred rent fixed asset additions	$1,355	$1,071	$—
Conversion of preferred stock to common stock	$—	$43,775	$—
Conversion of liability warrants to equity	$—	$2,866	$—
Deferred charges related to warrants granted to credit facilitator	$—	$—	$263
Exercise of warrants to purchase Series D convertible preferred stock	$—	$—	$4,679

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$354	$304	$227

The accompanying notes are an integral part of the consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1: GENERAL

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

The Company’s software products and services allow enterprises to analyze, secure, manage and better utilize their unstructured data. The Company specializes in human-generated data, a type of unstructured data that includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees. Through its products the DatAdvantage platform, DataPrivilege, IDU Classification Framework, DatAnywhere, Data Transport Engine and DatAnswers, the software platform allows enterprises to realize the value of their human-generated data in ways that are not resource-intensive and easy to implement.

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF and VSC resell the Company’s products and services mainly in the UK, Germany, France and rest of Europe and Canada, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end users customers.

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

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bear interest at rates ranging from 0.30%-1.00% and 0.30%-0.70%, per annum, as of December 31, 2015 and 2014, respectively. The Company had no short-term deposits in NIS as of December 31, 2015. Deposits in NIS bore interest at rates ranging from 0.35%-0.39%, per annum, as of December 31, 2014. Short-term deposits are presented at cost which approximates market value due to their short maturities.

f.	Restricted Cash:

Restricted cash is primarily invested in certificates of deposit and is used mostly as security for the Company’s lease commitments.

The Company had no short-term restricted cash as of December 31, 2015 and 2014, respectively. The Company had long-term restricted cash in the amount of $468 and $312 as of December 31, 2015 and 2014, respectively.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2015, 2014 and 2013, no impairment losses have been recorded.

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

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2015, 2014 and 2013, there were no returns from this reseller.

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

The fair value of options granted to employees and non-employee directors is estimated at the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2015			2014			2013
Dividend yield		0%			0%			0%
Expected volatility		65%		60	-	64%	60%	-	75%
Risk-free interest	1.94	-	2.00%	1.97	-	2.30%	1.13	-	2.29%
Expected life		6.25			6.25			6.25

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

The non-cash compensation expenses related to employees and consultants for the years ended December 31, 2015, 2014 and 2013 amounted to $7,794, $4,664 and $1,788, respectively.

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

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax provisions in its taxes on income.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of December 31, 2015		Liabilities as of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships—included in accrued expenses and other liabilities	$36,070	$(331)	$30,662	$(326)

For the year ended December 31, 2015 and 2014, the consolidated statements of operations reflect a loss of approximately $307 and $864, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the year ended December 31, 2015 and 2014.

p.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term deposits and trade receivables.

The Company’s cash, cash equivalents and short-term deposits are invested in major banks mainly in the United States but also in the United Kingdom, France, Germany, Israel and Canada. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution.

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

q.	Retirement and Severance Pay:

VSI makes available to its employees a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. VSI matches 100% of each participant’s contributions up to a maximum of 3% of the participant’s base pay and 50% of each participant’s contributions on contributions between 3% and 5% of the participant’s base pay. Each participant may contribute up to 80% of base remuneration up to the Internal Revenue Service’s annual contribution limit. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of income.

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

The Company’s liability for severance pay for the employees of its French subsidiary is calculated pursuant to French law, according to which French employees are entitled to an indemnity (a statutory redundancy). The law provides for the payment of severance payment to any employee working for the French subsidiary for at least a year.

Total Company expenses related to retirement and severance pay amounted to $3,085, $2,651 and $1,739 for the years ended December 31, 2015, 2014 and 2013, respectively.

r.	Fair Value of Financial Instruments:

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

s.	Basic and Diluted Net Loss Per Share:

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

t.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2015 and 2014, the Company was not a party to any ligation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

u.	Recently Issued Accounting Pronouncements:

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company is still evaluating the impact of implementation of this standard on its consolidated financial statements.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2015	2014
Prepaid expenses	$1,464	$852
Government institutions & other receivables	507	134
Deferred charges	474	1,811
Short-term deposits	136	128
Other	41	37
	$2,622	$2,962

Deferred charges relate to lease incentive, see Note 6b.

NOTE 4:- PROPERTY AND EQUIPMENT, NET

	December 31,
	2015	2014
Cost:
Computer equipment	$6,342	$5,306
Office furniture and equipment	1,558	841
Leasehold improvements	5,884	1,774
	13,784	7,921
Accumulated depreciation	5,519	3,932
Property and equipment, net	$8,265	$3,989

Depreciation expenses for the years ended December 31, 2015, 2014 and 2013 were $1,615, $1,285 and $796, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT TERM LIABILITIES

	December 31,
	2015	2014
Employees	$10,133	$7,890
Accrued expenses	5,781	4,022
Government authorities and other	6,270	4,477
Foreign exchange forward contract derivatives	331	326
Other short term liabilities	514	39
	$23,029	$16,754

NOTE 6:- COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2016-2026. The lease agreements of VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2016-2018.

Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2015 for the upcoming years were as follows:

Payments Due By Period
2016	$3,929
2017	3,768
2018	3,693
2019	3,738
2020	2,764
Thereafter	14,655
$32,547

Total rent expenses for the years ended December 31, 2015, 2014 and 2013 were $4,296, $2,986 and $1,636, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of December 31, 2015 was $2,263.

For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date of possession of the property to the end of the initial lease term. The Company records any differences between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate. Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date of possession of the property through the end of the initial lease term. The Company records the unamortized portion of tenant allowances as a part of deferred rent, in current liabilities or other long-term liabilities, as appropriate. At December 31, 2015 and 2014, deferred rent included $514 and $39, respectively, in current liabilities in the Company’s consolidated balance sheets, and deferred rent included $5,366 and $3,698, respectively, in long-term liabilities in the Company’s consolidated balance sheets.

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of December 31, 2015, that rate amounted to 3.35%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2015, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 7:- FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2015 and 2014 by level within the fair value hierarchy (in thousands):

	As of December 31, 2015				As of December 31, 2014
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial liabilities:
Forward foreign exchange contracts	—	(331)	—	(331)	—	(326)	—	(326)
Total financial liabilities	$—	$(331)	$—	$(331)	$—	$(326)	$—	$(326)

NOTE  8:- STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2015	2014	2015	2014
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	26,069,154	24,685,604

b.	Common stock rights:

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan will be increased on January 1, 2016 and on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. On January 1, 2016, the share reserve under the 2013 Plan was automatically increased by 1,042,766 shares. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the year ended December 31, 2015 is as follows:

	Year ended December 31, 2015
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	4,080,611	$9.697	$95,855	6.092
Granted	191,200	$28.253
Exercised	(1,334,351)	$1.521
Forfeited	(154,900)	$25.265
Options outstanding at the end of the period	2,782,560	$14.026	$21,337	6.246
Vested and expected to vest	2,677,503	$13.623	$21,284	6.156
Options exercisable at the end of the period	1,794,249	$8.841	$20,496	5.035

A summary of employees’ stock options activities during the years ended December 31, 2014 and 2013 is as follows:

	Year ended December 31, 2014
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	3,233,235	$4.033	$65,723	5.700
Granted	1,111,940	$25.077
Exercised	(213,174)	$1.663
Forfeited	(51,390)	$19.449
Options outstanding at the end of the period	4,080,611	$9.697	$95,855	6.092
Vested and expected to vest	3,965,741	$9.318	$94,581	6.000
Options exercisable at the end of the period	2,620,454	$2.638	$79,117	4.359

	Year ended December 31, 2013
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	2,809,923	$1.782	$43,801	5.952
Granted	541,150	$15.267
Exercised	(105,021)	$1.239
Forfeited	(12,817)	$13.998
Options outstanding at the end of the period	3,233,235	$4.033	$65,723	5.700
Vested and expected to vest	3,203,465	$3.941	$65,412	5.668
Options exercisable at the end of the period	2,550,694	$1.473	$58,377	4.799

The weighted average grant date fair values of options granted during the years ended December 31, 2015, 2014 and 2013 were $28.637, $14.087 and $14.002, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 were $27,885, $4,800 and $2,218, respectively. As of December 31, 2015 and 2014, there were $11,779 and $17,016, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 2.416 and 3.173 years, respectively.

The options outstanding as of December 31, 2015 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$0.901	-	1.576	978,178	2.923	$1.224	978,178	2.923	$1.224
$6.230	-	8.800	145,693	5.920	$6.786	137,391	5.895	$6.785
	$12.470		378,149	7.177	$12.470	261,065	7.159	$12.470
$19.510	-	21.660	640,743	8.609	$21.219	211,571	8.477	$21.237
$22.010	-	24.230	309,222	8.298	$22.293	127,326	8.280	$22.365
	$29.880		154,200	9.148	$29.880	—	0.000	$0.000
	$39.86		176,375	8.227	$39.860	78,718	8.227	$39.860
			2,782,560	6.246	$14.026	1,794,249	5.035	$8.841

The options outstanding as of December 31, 2014 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$0.070	-	0.901	594,591	2.504	$0.728	594,591	2.504	$0.728
$1.039	-	1.576	1,651,595	4.255	$1.261	1,651,595	4.255	$1.261
$6.230	-	8.800	174,222	6.886	$6.724	135,318	6.815	$6.739
	$12.470		413,680	8.175	$12.470	184,504	8.152	$12.470
$21.00	-	24.23	1,039,073	9.476	$21.611	54,446	8.812	$21.764
	$39.86		207,450	9.227	$39.860	—	0.000	$0.000
			4,080,611	6.092	$9.697	2,620,454	4.359	$2.638

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for pre-sales and marketing services as of December 31, 2015 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
February 2013	3,000	$12.470	2,125	February 2023
August 2013	5,000	$21.140	2,917	August 2023
October 2013	823	$24.230	479	October 2023
March 2014	14,438	$39.860	6,422	March 2024
May 2014	8,700	$22.010	3,444	May 2024
August 2014	219	$21.000	354	August 2024
November 2014	12,000	$21.660	3,250	November 2024
May 2015	5,250	$19.510	—	May 2025
	49,430		18,991

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of December 31, 2014 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
December 2006	15,000	$0.901	15,000	December 2016
February 2013	4,000	$12.470	1,832	February 2023
August 2013	5,000	$21.140	1,665	August 2023
October 2013	1,250	$24.230	363	October 2023
March 2014	16,450	$39.860	-	March 2024
May 2014	8,700	$22.010	-	May 2024
August 2014	36,250	$21.000	-	August 2024
November 2014	12,000	$21.660	-	November 2024
	98,650		18,860

e.	Restricted stock units:

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2015:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2015	27,470	$21.00
Granted	685,065	$23.30
Vested	(36,789)	$19.90
Forfeited	(32,240)	$23.56
Unvested as of December 31, 2015	643,506	$23.38

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2014:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2014	-	$-
Granted	31,905	$21.00
Vested	(4,435)	$21.00
Forfeited	-	$-
Unvested as of December 31, 2014	27,470	$21.00

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased on January 1, 2016, and will increase each January thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. On January 1, 2016, the share reserve under the ESPP was automatically increased by 21,383 shares. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of revenues	$419	$192	$39
Research and development	1,954	1,198	551
Sales and marketing	3,041	2,478	841
General and administrative	2,380	796	357
Total	$7,794	$4,664	$1,788

NOTE 9:- INCOME TAXES

a.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2015, the Company had net operating loss carry-forward for federal, state and foreign tax purposes of approximately $42,629, $30,052 and $1,563, respectively. If not utilized, these carryforwards will expire starting in 2027, 2019 and indefinitely for federal, state and foreign tax purposes, respectively. Included in the net operating loss carryforwards are $20,520 and $14,535 of federal and state net operating loss carryforwards, respectively, associated with a windfall tax benefit that will be recorded as additional paid in capital when realized. In addition, as of December 31, 2015, the Company had federal research credit, retention credit and foreign tax credit carryforwards of approximately $439, $24 and $158, respectively. The Company also has credits in Israel totaling $224. These credits have no expiration date. If not utilized, the federal tax carryforward will expire between 2032, 2016 and 2024. Utilization of U.S. net operating losses and credits may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization and, in the event we have a change of ownership, utilization of the carryforwards could be restricted.

b.	Loss before taxes on income is comprised as follows:

	Year ended December 31,
	2015	2014	2013
Domestic	$(20,098)	$(15,606)	$(4,501)
Foreign	(499)	(3,416)	(2,618)
	$(20,597)	$(19,022)	$(7,119)

c.	Taxes on income (loss) are comprised as follows:

	Year ended December 31,
	2015	2014	2013
Domestic:
Federal	$-	$-	$-
State	85	16	5
Foreign	601	360	351
	$686	$376	$356

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. net operating loss carry forwards and other temporary differences.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on the Company’s history of losses in the US and Israel, the Company established a valuation allowance on its US and Israeli deferred tax assets.

	December 31,
	2015	2014
Carry forward losses and credits	$9,220	$7,947
Deferred revenues	12,223	9,146
Accrued payroll, commissions, vacation	1,247	610
Allowance for doubtful accounts	88	64
Accrued severance pay	328	443
Other	2,393	731
Net deferred tax assets before valuation allowance	25,499	18,941
Valuation allowance	(25,499)	(18,941)
Net deferred tax assets	$-	$-

e.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended December 31,
	2015	2014	2013
Loss before taxes, as reported in the consolidated statements of operations	$(20,597)	$(19,022)	$(7,119)
Statutory tax rate	34%	34%	34%
Theoretical tax benefits on the above amount at the US statutory tax rate	$(7,003)	$(6,468)	$(2,420)
Income tax at rate other than the U.S. statutory tax rate	333	993	720
Tax advances and non-deductible expenses including equity based compensation expenses	1,061	1,296	715
Operating losses and other temporary differences for which valuation allowance was provided	6,558	4,596	803
State tax	(477)	(409)	(184)
Impact of rate change	(82)	49	537
Tax reserve for uncertain tax positions	320	308	119
Other individually immaterial income tax items	(24)	11	66
Actual tax expense	$686	$376	$356

f.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2015 and 2014 are as follows:

Gross unrecognized tax benefits as of January 1, 2014	$269
Increase/decrease in tax position for prior years	4
Increase in tax position for current year	304
Gross unrecognized tax benefits as of December 31, 2014	577
Increase/decrease in tax position for current year	474
Increase/decrease in tax position for prior years	(14)
Decrease for lapse of statute of limitations	(140)
Gross unrecognized tax benefits as of December 31, 2015	$897

There was $897 of unrecognized income tax benefits that, if recognized, approximately $800 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $32 as of December 31, 2015.

g.	Foreign taxation:

1. Israeli tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

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

2. Undistributed earnings of foreign subsidiaries:

As of December 31, 2015, approximately $2,490 of undistributed earnings from non-U.S. operations held by the Company’s foreign subsidiaries and the Beneficiary Enterprise of VSL are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

h.	Tax assessments:

We have not been audited by the Internal Revenue Service but are under current audit in various states for tax years 2009 through 2012. As of December 31, 2015, our federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The Company has final tax assessments for VSL in Israel through 2012, VSUK in UK through 2012 and VSF in France through 2012.

VSG in Germany and VSC in Canada do not have final tax assessments since their respective inceptions.

NOTE 10:- FINANCIAL EXPENSES, NET

	Year ended December 31,
	2015	2014	2013
Financial income:
Interest on bank deposits	$330	$188	$36
Foreign currency transactions gains, net	-	-	547
	330	188	583

Financial expenses:
Deferred charges	-	187	200
Revaluation of warrants	-	-	1,508
Bank charges	95	109	149
Foreign currency transactions loss, net	1,711	1,591	-
Other	47	15	-
	(1,853)	(1,902)	(1,857)
	$(1,523)	$(1,714)	$(1,274)

NOTE 11:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Year ended December 31,
	2015	2014	2013
Revenues based on customer’s location:
United States	$73,343	$56,910	$42,165
EMEA (*)	44,994	35,809	25,986
Rest of the World	8,873	8,629	6,465
Total revenues	$127,210	$101,348	$74,616

(*)	Sales to customers in France accounted for $13,570 and $10,419 for the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, sales in France did not exceed 10% of the Company’s revenues.

During the years ended December 31, 2015, 2014 and 2013, there were no sales to a single customer exceeding 10% of the Company’s revenues.

	December 31,
	2015	2014
Long-lived assets by geographic region:
United States	$6,419	$2,146
Israel	1,607	1,648
Other	239	195
	$8,265	$3,989

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2015that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B. Other Information

None.

PART III

Item  10. Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

Item  11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item  15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	2015 Employee Stock Purchase Plan

10.6(9)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.8†	Employment Agreement by and between Varonis Systems Ltd. and Gili Iohan, dated as of August 21, 2015

10.9(11)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.9(12)†	Employment Agreement by and between the Company and Eric Mann, dated as of January 7, 2016

10.10(13)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.11(14)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.12(15)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.13(16)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of the Document
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

______________________

†	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.

**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (File No. 001-35324) (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.

(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(10)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(11)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2016 (File No. 001-36324) and incorporated herein by reference.

(13)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

(14)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.

(15)	Filed as Exhibit 10.14 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

(16)	Filed as Exhibit 10.15 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

February 12, 2016	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

February 12, 2016	By:	/s/ Gili Iohan
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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 12, 2016
Yakov Faitelson	and Chairman of the Board
(Principal Executive Officer)

/s/ Ohad Korkus	Chief Technology Officer and	February 12, 2016
Ohad Korkus	Director

/s/ Gili Iohan	Chief Financial Officer (Principal	February 12, 2016
Gili Iohan	Financial Officer) and Principal
Accounting Officer

/s/ Kevin Comolli	Director	February 12, 2016
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 12, 2016
John J. Gavin, Jr.

/s/ Thomas F. Mendoza	Director	February 12, 2016
Thomas F. Mendoza

/s/ Ofer Segev	Director	February 12, 2016
Ofer Segev

/s/ Rona Segev-Gal	Director	February 12, 2016
Rona Segev-Gal

/s/ Fred Van Den Bosch	Director
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	2015 Employee Stock Purchase Plan

10.6(9)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.8†	Employment Agreement by and between Varonis Systems Ltd. and Gili Iohan, dated as of August 21, 2015

10.9(11)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.9(12)†	Employment Agreement by and between the Company and Eric Mann, dated as of January 7, 2016

10.10(13)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.11(14)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.12(15)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.13(16)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

______________________

†	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.

**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (File No. 001-35324) (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.

(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(10)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(11)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2016 (File No. 001-36324) and incorporated herein by reference.

(13)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

(14)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.

(15)	Filed as Exhibit 10.14 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

(16)	Filed as Exhibit 10.15 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.