Form 10-Q
period 2016-03-31
VARONIS SYSTEMS INC
filed 2016-05-05
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 2, 2016, there were 26,212,572 shares of Common Stock, par value $0.001 per share, outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,455	$49,241
Short-term deposits	57,353	57,103
Trade receivables (net of allowance for doubtful accounts of $274 and $156 at March 31, 2016 and December 31, 2015, respectively)	24,400	47,436
Prepaid expenses and other current assets	4,619	2,622
Total current assets	140,827	156,402

Long-term assets:
Other assets	494	477
Property and equipment, net	8,490	8,265
Total long-term assets	8,984	8,742
Total assets	$149,811	$165,144

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$702	$2,612
Accrued expenses and other liabilities	18,118	23,029
Deferred revenues	43,201	45,675
Total current liabilities	62,021	71,316

Long-term liabilities:
Deferred revenues	2,868	3,096
Severance pay	1,524	1,528
Other liabilities	5,552	5,617
Total long-term liabilities	9,944	10,241

Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at March 31, 2016 and December 31, 2015; Issued and outstanding: 26,202,892 shares at March 31, 2016 and 26,069,154 shares at December 31, 2015	26	26
Accumulated other comprehensive income (loss)	893	(331)
Additional paid-in capital	175,711	172,326
Accumulated deficit	(98,784)	(88,434)
Total stockholders’ equity	77,846	83,587
Total liabilities and stockholders’ equity	$149,811	$165,144

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Licenses	$13,844	$10,158
Maintenance and services	16,626	12,828
Total revenues	30,470	22,986

Cost of revenues	3,496	2,833

Gross profit	26,974	20,153

Operating costs and expenses:
Research and development	8,837	7,733
Sales and marketing	24,364	20,191
General and administrative	4,562	3,780
Total operating expenses	37,763	31,704

Operating loss	(10,789)	(11,551)
Financial income (expenses), net	645	(1,041)

Loss before income taxes	(10,144)	(12,592)
Income taxes	(206)	(78)

Net loss	$(10,350)	$(12,670)

Net loss per share of common stock, basic and diluted	$(0.40)	$(0.51)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	26,117,073	24,741,306

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net loss	$(10,350)	$(12,670)

Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	1,224	(120)

Total other comprehensive income (loss)	1,224	(120)

Comprehensive loss	$(9,126)	$(12,790)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,350)	$(12,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	497	344
Stock-based compensation	2,624	1,685
Capital gain from disposal of fixed asset	-	(1)

Changes in assets and liabilities:
Trade receivables	23,036	17,226
Prepaid expenses and other current assets	(648)	1,064
Trade payables	(1,910)	(581)
Accrued expenses and other liabilities	(4,580)	(2,394)
Severance pay, net	(4)	-
Deferred revenues	(2,702)	(2,101)
Other long term liabilities	(521)	(1,327)

Net cash provided by operating activities	5,442	1,245

Cash flows from investing activities:
Increase in short-term deposit	(250)	-
Decrease (increase) in restricted cash	(17)	6
Purchase of property and equipment	(722)	(473)

Net cash used in investing activities	(989)	(467)

Cash flows from financing activities:
Proceeds from employee stock plans	761	548

Net cash provided by financing activities	761	548
Increase in cash and cash equivalents	5,214	1,326
Cash and cash equivalents at beginning of period	49,241	76,593
Cash and cash equivalents at end of period	$54,455	$77,919

Supplemental disclosure of non-cash flow information:
Deferred rent fixed asset additions	-	1,355
	$-	$1,355

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$66	$33

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

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

The Company’s software products and services allow enterprises to analyze, secure, manage and better utilize their unstructured data. The Company specializes in human-generated data, a type of unstructured data that includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees. Through its product families DatAdvantage, DataPrivilege, IDU Classification Framework, DatAnywhere, Data Transport Engine and DatAnswers, enterprises more effectively and efficiently manage and protect their data.

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015 filed with the SEC on February 12, 2016 (the “2015 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2015 included in the 2015 Form 10-K.

c.	Derivative Instruments:

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of March 31, 2016 (unaudited)		Liabilities as of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other liabilities	$35,271	$893	$36,070	$(331)

For the three months ended March 31, 2016 and 2015, the unaudited consolidated statements of operations reflect a loss of approximately $72 and $524, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the three months ended March 31, 2016 and 2015.

d.	Recently Issued Accounting Pronouncements:

In March 2016, the FASB issued ASU 2016-09, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company has not yet selected a transition date and is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2016.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	As of March 31, 2016 (unaudited)				As of December 31, 2015
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Forward foreign exchange contracts	–	893	–	893	–	–	–	–
Financial liabilities:
Forward foreign exchange contracts	–	–	–	–	–	(331)	–	(331)
Total financial assets (liabilities)	$–	$893	$–	$893	$–	$(331)	$–	$(331)

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2016 - 2026. The lease agreements of VSI and VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2016 – 2019.

Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2016 for the upcoming years were as follows:

unaudited

2016	$3,445
2017	4,334
2018	4,062
2019	4,130
2020	3,122
Thereafter	15,827

$34,920

Total rent expenses for the three months ended March 31, 2016 and the year ended December 31, 2015 were $797 and $4,296, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of March 31, 2016 was $2,075.

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

c.	On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of March 31, 2016, that rate amounted to 3.35%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company was able to borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, became due and payable. As of March 31, 2016, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 4:–	STOCKHOLDERS’ EQUITY

a.	On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”). As of December 31, 2013, the Company had reserved 4,713,319 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. The options generally vest over four years. No awards were granted under the 2005 Stock Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Stock Plan.

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and will be increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. As of March 31, 2016, the share reserve under the 2013 Plan was 2,947,399 shares of common stock. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

The fair value of stock option grants for the three months ended March 31, 2016 was estimated using the following weighted average assumptions:

Three Months Ended March 31, 2016
(unaudited)

Expected dividend yield	0%
Expected volatility	62%
Risk-free interest rate	1.42%
Expected term (years)	6.25

A summary of employees’ stock options activities during the three months ended March 31, 2016 is as follows:

	Three Months Ended March 31, 2016 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding as of January 1, 2016	2,782,560	$14.026	$21,337	6.246
Granted	135,000	$16.870
Exercised	(15,181)	$5.848
Forfeited	(23,391)	$25.560

Options outstanding as of March 31, 2016	2,878,988	$14.119	$20,507	6.169

Vested and expected to vest	2,783,465	$11.971	$20,471	6.095

Options exercisable at the end of the period	1,911,497	$9.873	$19,736	5.019

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the three months ended March 31, 2016 was $194.

b.	The options outstanding as of March 31, 2016 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of March 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$0.901	-	$1.576	974,178	2.682	$1.225	974,178	2.682	$1.225
$6.230	-	8.800	136,650	5.670	$6.806	133,289	5.659	$6.807
$12.470	-	16.870	510,698	7.710	$13.633	281,231	6.910	$12.470
$19.510	-	21.660	622,311	8.363	$21.218	247,216	8.247	$21.243
$22.010	-	24.230	308,524	8.050	$22.289	145,959	8.034	$22.349
	$29.880		154,200	8.899	$29.880	41,772	8.899	$29.880
	$39.860		172,427	7.978	$39.860	87,852	7.978	$39.860

			2,878,988	6.169	$14.119	1,911,497	5.019	$9.873

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of March 31, 2016 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	3,000	$12.470	2,313	February 2023
August 2013	5,000	$21.140	3,229	August 2023
October 2013	750	$24.230	453	October 2023
March 2014	13,980	$39.860	7,105	March 2024
May 2014	8,700	$22.010	3,988	May 2024
November 2014	12,000	$21.660	4,000	November 2024
May 2015	5,250	$19.510	-	May 2025
February 2016	3,000	$16.870	-	February 2026

	51,680		21,088

d.	Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2016 is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2016	643,506	$23.38
Granted	719,250	$16.87
Vested	(72,785)	$28.10
Forfeited	(17,925)	$18.91
Unvested balance – March 31, 2016	1,272,046	$22.62

As of March 31, 2016, there was $11,428 and $18,287 of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 2.358 and 3.465 years for stock options and restricted stock units, respectively.

e.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016, and will be increased on each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. As of March 31, 2016, the share reserve under the ESPP was 521,383 shares of common stock. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

f.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in thousands)

Cost of revenues	$146	$91
Research and development	665	467
Sales and marketing	1,175	737
General and administrative	638	390

Total	$2,624	$1,685

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in thousands)

Revenues based on customer’s location:
United States	$17,515	$13,106
EMEA (*)	10,497	7,993
Rest of World	2,458	1,887

Total revenues	$30,470	$22,986

(*)	Sales to customers in France accounted for $3,150 and $2,318 for the three months ended March 31, 2016 and 2015, respectively.

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$6,544	$6,419
Israel	1,721	1,607
Other	225	239

	$8,490	$8,265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

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

We started operations in 2005 with a vision to make enterprise human-generated data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for all of an enterprise’s human-generated data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. We introduced DatAlert, an alerting module that analyzes metadata collected by DatAdvantage and the IDU Classification Framework, in 2013. In 2014, we introduced DatAnswers, a secure enterprise search solution for human generated data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. More recently, in 2015, we enhanced our DatAdvantage, DataPrivilege, IDU Classification and DatAlert offerings; with DatAdvantage support for the following Microsoft Office 365 platforms: Exchange online, SharePoint online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; with IDU Classification Framework for UNIX, SharePoint online and OneDrive, and by adding user behavior analytics-driven threat models to DatAlert.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six product families, and as of March 31, 2016, approximately 45% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of human-generated data our customers have. Our maintenance renewal rate for the three months ended March 31, 2016 and 2015 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise human-generated data. We target customers of all sizes, in all industries and all geographies. As of March 31, 2016, we had more than 4,550 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three months ended March 31, 2016, approximately 58% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 34% of our revenues and Rest of World (“ROW”) accounted for approximately 8% of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of March 31, 2016 and 2015, 92.4% and 93.6% of our customers, respectively, had purchased DatAdvantage; 16.8% and 18.4% of our customers, respectively, had purchased DataPrivilege; 31.3% and 27.6% of our customers, respectively, had purchased IDU Classification Framework; and 4.6% and 3.5% of our customers, respectively, had purchased Data Transport Engine. As of March 31, 2016 and 2015, 47.0% and 50.9% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.4% of our customers made standalone purchases of DataPrivilege. As of March 31, 2016, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. License sales accounted for 45.4% and 44.2% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended March 31, 2016 and 2015, our revenues were $30.5 million and $23.0 million, respectively, representing year-over-year growth of approximately 33%. For the three months ended March 31, 2016 and 2015, we had operating losses of $10.8 million and $11.6 million and net losses of $10.4 million and $12.7 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the three months ended March 31, 2016 and 2015 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	45.4%	44.2%
Maintenance and services	54.6	55.8
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of March 31, 2016, we had more than 4,550 customers across a broad array of company sizes and industries located in over 70 countries.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2016 and 2015 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2016	2015
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$13,844	$10,158
Maintenance and services	16,626	12,828
Total revenues	30,470	22,986
Cost of revenues	3,496	2,833
Gross profit	26,974	20,153
Operating costs and expenses:
Research and development	8,837	7,733
Sales and marketing	24,364	20,191
General and administrative	4,562	3,780
Total operating expenses	37,763	31,704
Operating loss	(10,789)	(11,551)
Financial income (expenses), net	645	(1,041)
Loss before income taxes, net	(10,144)	(12,592)
Income taxes	(206)	(78)
Net loss	$(10,350)	$(12,670)

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	45.4%	44.2%
Maintenance and services	54.6	55.8
Total revenues	100.0	100.0
Cost of revenues	11.5	12.3
Gross profit	88.5	87.7

Operating costs and expenses:
Research and development	29.0	33.6
Sales and marketing	79.9	87.8
General and administrative	15.0	16.5
Total operating expenses	123.9	137.9

Operating loss	(35.4)	(50.2)
Financial income (expenses), net	2.1	(4.5)
Loss before income taxes, net	(33.3)	(54.7)
Income taxes	(0.7)	(0.4)
Net loss	(34.0)%	(55.1)%

Revenues

	Three Months Ended March 31,
	2016	2015	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$13,844	$10,158	36.3%
Maintenance and services	16,626	12,828	29.6%
Total revenues	$30,470	$22,986	32.6%

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	45.4%	44.2%
Maintenance and services	54.6%	55.8%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our services and products from new and existing customers, mostly in domestic markets, as well as in the international market. The increase in license revenues was driven by sales to 223 new customers in the three months ended March 31, 2016 compared to 189 new customers in the three months ended March 31, 2015, sales to existing customers and sales of new products. As of March 31, 2016 and 2015, we had more than 4,550 and approximately 3,500 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended March 31, 2016 and 2015, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2016, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2015, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. As of March 31, 2016 and 2015, 45% and 43% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2016	2015	% Change
	(unaudited) (in thousands)
Cost of revenues	$3,496	$2,833	23.4%

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenues)
Total gross margin	88.5%	87.7%

The increase in cost of revenues was primarily related to an increase of $0.4 million in salaries, benefits and stock based compensation due to increased headcount for support and professional services and a $0.2 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended March 31,
	2016	2015	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$8,837	$7,733	14.3%
Sales and marketing	24,364	20,191	20.7%
General and administrative	4,562	3,780	20.7%
Total operating expenses	$37,763	$31,704	19.1%

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	29.0%	33.6%
Sales and marketing	79.9%	87.8%
General and administrative	15.0%	16.5%
Total operating expenses	123.9%	137.9%

The increase in research and development expenses was primarily related to an increase of $0.9 million in salaries, benefits and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products and a $0.1 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $3.7 million increase in salaries and benefits due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $0.7 million in salaries and benefits due to increased headcount to support the overall growth of our business.

Financial Income (Expenses), Net

	Three Months Ended March 31,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Financial income (expenses), net	$645	$(1,041)	162.1%

Financial income (expenses), net for the three months ended March 31, 2016 was primarily due to foreign currency gains compared to foreign currency losses for the three months ended March 31, 2015.

Income Taxes

	Three Months Ended March 31,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Income taxes	$(206)	$(78)	(164.1)%

Income taxes for the three months ended March 31, 2016 and 2015 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$5,442	$1,245
Net cash used in investing activities	(989)	(467)
Net cash provided by financing activities	761	548
Increase in cash and cash equivalents	$5,214	$1,326

On March 31, 2016, our cash and cash equivalents and short-term deposits of $111.8 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2016, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

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

For the three months ended March 31, 2016, cash inflows from our operating activities were $5.4 million. Net cash provided by operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a negative sequential revenue growth in the first quarter. While both patterns had an impact on the three months ended March 31, 2016, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the three months ended March 31, 2016, sources of cash inflows were from changes in our working capital, including a $23.0 million decrease in accounts receivable reflecting the seasonal pattern discussed above. Our days’ sales outstanding (“DSO”) was 80 days for the three months ended March 31, 2016. This was partially offset by our net loss of $7.3 million, which excludes non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. Additional sources of cash outflows included a $4.6 million decrease in accrued expenses and other liabilities, a $2.7 million decrease in deferred revenues, a $1.9 million decrease in accounts payable, a $0.6 million increase in prepaid and other current assets and a $0.5 million decrease in other long term liabilities.

For the three months ended March 31, 2015, cash inflows from our operating activities were $1.2 million. For the three months ended March 31, 2015, sources of cash inflows were from changes in our working capital, including a $17.2 million decrease in accounts receivable reflecting the seasonal pattern discussed above and a $1.1 million decrease in prepaid expenses and other current assets. Our DSO was 89 days for the three months ended March 31, 2015. This was partially offset by our net loss of $12.7 million, which included $2.0 million of non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. This was also partially offset by a $2.4 million decrease in accrued expenses and other liabilities, a $2.1 million decrease in deferred revenues, a $1.3 million decrease in other long term liabilities and a $0.6 million decrease in accounts payable.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2016, net cash used in investing activities of $1.0 million was primarily attributable to $0.7 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space and an increase of $0.3 million in short-term deposits.

During the three months ended March 31, 2015, net cash used in investing activities of $0.5 million was primarily attributable to capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities of $0.8 million was attributable to proceeds from employee stock plans.

For the three months ended March 31, 2015, net cash provided by financing activities of $0.5 million was attributable to the exercise of stock options.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of March 31, 2016, that rate amounted to 3.35%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We were able to borrow under the promissory note until March 31, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, became due and payable. As of March 31, 2016, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2016 for the upcoming years were as follows:

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations	$3,445	$4,334	$4,062	$4,130	$3,122	$15,827	$34,920

We have obligations related to unrecognized tax benefit liabilities totaling $1.0 million, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. We have not yet selected a transition date and are currently evaluating this ASU to determine the impact of its adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. We are currently evaluating the potential effect of the guidance on its consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended March 31, 2016 and 2015 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pounds Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $111.8 million as of March 31, 2016. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of March 31, 2016, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Risks Related to Our Business and Industry

The market for software that analyzes, secures, manages and better utilizes human-generated unstructured data is new and unproven and may not grow.

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, manage and better utilize their human-generated, unstructured data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT and business personnel the potential value of their human-generated data and persuade them to devote a portion of their budgets to the single integrated solution that we offer to manage, protect and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on human-generated unstructured data may not yet be viewed as a necessity by enterprises, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $127.2 million in 2015. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 989 as of March 31, 2016. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

While there are some companies which offer certain features similar to those imbedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Symantec Corporation and Dell Software (formerly Quest), that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As Varonis augments its functionality with respect to insider threat detection and user behavior analytics, we may face increased perceived and real competition with vendors of other security technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the human-generated unstructured data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including net losses of $21.3 million in 2015, $19.4 million in 2014 and $7.5 million in 2013 and $10.4 million in the three months ended March 31, 2016. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2015 and for the three months ended March 31, 2016, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2015, and for the three months ended March 31, 2016 our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2014 and 2015 and for the three months ended March 31, 2016 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2015 and for the three months ended March 31, 2016, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of April 30, 2016, we had 28 issued patents in the United States and 43 pending U.S. patent applications. We also had four patents issued and 65 applications pending for examination in non-U.S. jurisdictions, and 48 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2015 and for the three months ended March 31, 2016, approximately 58% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our success depends in part on maintaining and increasing our sales to customers in the public sector.

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government-owned or -controlled entities (such as public health care bodies, educational institutions and utilities), which we refer to as the public sector herein. We believe that the success and growth of our business will continue to depend on our successful procurement of public sector contracts. Selling to public sector entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that our efforts will produce any sales. Factors that could impede our ability to maintain or increase the amount of revenues derived from public sector contracts include:

•	changes in public sector fiscal or contracting policies;
•	decreases in available public sector funding;
•	changes in public sector programs or applicable requirements;
•	the adoption of new laws or regulations or changes to existing laws or regulations;
•	potential delays or changes in the public sector appropriations or other funding authorization processes;
•	the requirement of contractual terms that are unfavorable to us, such as most-favored-nation pricing provisions; and
•	delays in the payment of our invoices by public sector payment offices.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through May 3, 2016. On May 3, 2016, the closing price of our common stock was $19.33. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of March 31, 2016, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 4.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

As of March 31, 2016, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 56.0% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

May 5, 2016	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

May 5, 2016	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.