Form 10-Q
period 2016-06-30
VARONIS SYSTEMS INC
filed 2016-08-09
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At August 5, 2016, there were 26,389,830 shares of Common Stock, par value $0.001 per share, outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,102	$49,241
Short-term deposits	52,353	57,103
Trade receivables (net of allowance for doubtful accounts of $358 and $156 at June 30, 2016 and December 31, 2015, respectively)	33,493	47,436
Prepaid expenses and other current assets	2,623	2,622
Total current assets	144,571	156,402

Long-term assets:
Other assets	511	477
Property and equipment, net	8,646	8,265
Total long-term assets	9,157	8,742
Total assets	$153,728	$165,144

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,074	$2,612
Accrued expenses and other liabilities	22,714	23,029
Deferred revenues	44,953	45,675
Total current liabilities	69,741	71,316

Long-term liabilities:
Deferred revenues	2,674	3,096
Severance pay	1,549	1,528
Other liabilities	5,393	5,617
Total long-term liabilities	9,616	10,241

Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value - Authorized: 200,000,000 shares at June 30, 2016 and December 31, 2015; Issued and outstanding: 26,373,417 shares at June 30, 2016 and 26,069,154 shares at December 31, 2015	26	26
Accumulated other comprehensive income (loss)	48	(331)
Additional paid-in capital	179,574	172,326
Accumulated deficit	(105,277)	(88,434)
Total stockholders’ equity	74,371	83,587
Total liabilities and stockholders’ equity	$153,728	$165,144

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Licenses	$21,742	$16,011	$35,586	$26,169
Maintenance and services	16,899	13,139	33,525	25,967
Total revenues	38,641	29,150	69,111	52,136

Cost of revenues	3,721	2,863	7,217	5,696

Gross profit	34,920	26,287	61,894	46,440

Operating costs and expenses:
Research and development	8,905	7,799	17,742	15,532
Sales and marketing	26,840	21,264	51,204	41,455
General and administrative	4,760	3,760	9,322	7,540
Total operating expenses	40,505	32,823	78,268	64,527

Operating loss	(5,585)	(6,536)	(16,374)	(18,087)
Financial income (expenses), net	(605)	402	40	(639)

Loss before income taxes	(6,190)	(6,134)	(16,334)	(18,726)
Income taxes	(303)	(188)	(509)	(266)

Net loss	$(6,493)	$(6,322)	$(16,843)	$(18,992)

Net loss per share of common stock, basic and diluted	$(0.25)	$(0.25)	$(0.64)	$(0.77)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	26,273,380	24,875,227	26,195,269	24,809,006

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(6,493)	$(6,322)	$(16,843)	$(18,992)

Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	(845)	1,056	379	936

Total other comprehensive income (loss)	(845)	1,056	379	936

Comprehensive loss	$(7,338)	$(5,266)	$(16,464)	$(18,056)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,843)	$(18,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,066	689
Stock-based compensation	5,997	3,647
Capital gain from disposal of fixed asset	-	(1)

Changes in assets and liabilities:
Trade receivables	13,943	8,920
Prepaid expenses and other current assets	47	1,260
Trade payables	(538)	(119)
Accrued expenses and other liabilities	16	439
Severance pay, net	21	17
Deferred revenues	(1,144)	(597)
Other long term liabilities	(224)	(689)

Net cash provided by (used in) operating activities	2,341	(5,426)

Cash flows from investing activities:
Decrease in short-term deposit	4,750	-
Increase in long-term deposits	(27)	(65)
Increase in restricted cash	(7)	(173)
Purchase of property and equipment	(1,447)	(1,770)

Net cash provided by (used in) investing activities	3,269	(2,008)

Cash flows from financing activities:
Proceeds from employee stock plans	1,251	619
Net cash provided by financing activities	1,251	619
Increase (decrease) in cash and cash equivalents	6,861	(6,815)
Cash and cash equivalents at beginning of period	49,241	76,593
Cash and cash equivalents at end of period	$56,102	$69,778

Supplemental disclosure of non-cash flow information:
Deferred rent fixed asset additions	-	1,355
	$-	$1,355

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$96	$163

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

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

The Company’s software products and services allow enterprises to analyze, secure, manage and better utilize their unstructured data. Unstructured data includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees or stored in enterprise file systems. Through its product families DatAdvantage, DataPrivilege, IDU Classification Framework, DatAnywhere, Data Transport Engine and DatAnswers, enterprises more effectively and efficiently manage and protect their data.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of June 30, 2016 (unaudited)		Liabilities as of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other liabilities	$24,527	$48	$36,070	$(331)

For the three and six months ended June 30, 2016, the unaudited consolidated statements of operations reflect a gain of approximately $154 and $82, respectively, related to the effective portion of foreign currency forward contracts. For the three and six months ended June 30, 2015, the unaudited consolidated statements of operations reflect a loss of approximately $74 and $598, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the three and six months ended June 30, 2016 and 2015.

d.   Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in April 2016 and May 2016 within ASU 2016-10 and 2016-12, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company is still evaluating the impact of implementation of this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition: Customer Payments and Incentives”, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended June 30, 2016.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	As of June 30, 2016 (unaudited)				As of December 31, 2015
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Forward foreign exchange contracts	–	48	–	48	–	–	–	–
Financial liabilities:
Forward foreign exchange contracts	–	–	–	–	–	(331)	–	(331)
Total financial assets (liabilities)	$–	$48	$–	$48	$–	$(331)	$–	$(331)

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

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

Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2016 for the upcoming years were as follows:

(unaudited)

2016	$2,295
2017	4,268
2018	4,020
2019	4,088
2020	3,122
Thereafter	15,827

$33,620

Total rent expenses for the six months ended June 30, 2016 and the year ended December 31, 2015 were $1,573 and $4,296, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of June 30, 2016 was $1,887.

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

c. On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of June 30, 2016, that rate amounted to 3.35%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until May 15, 2017 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, became due and payable. As of June 30, 2016, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and will be increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. As of June 30, 2016, the share reserve under the 2013 Plan was 2,947,399 shares of common stock. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

The fair value of stock option grants for the six months ended June 30, 2016 was estimated using the following weighted average assumptions:

Six Months Ended June 30, 2016
(unaudited)

Expected dividend yield	0%
Expected volatility	62%
Risk-free interest rate	1.42%
Expected term (years)	6.25

A summary of employees’ stock options activities during the six months ended June 30, 2016 is as follows:

	Six Months Ended June 30, 2016 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding as of January 1, 2016	2,782,560	$14.026	$21,337	6.246
Granted	135,000	$16.870
Exercised	(142,494)	$5.923
Forfeited	(56,141)	$25.142

Options outstanding as of June 30, 2016	2,718,925	$14.362	$29,778	6.019

Vested and expected to vest	2,627,050	$12.354	$29,458	5.933

Options exercisable at the end of the period	1,879,372	$10.716	$26,831	5.020

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the six months ended June 30, 2016 was $2,415.

b. The options outstanding as of June 30, 2016 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of June 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of June 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$0.901	-	$1.576	900,240	2.563	$1.247	900,240	2.563	$1.247
$6.230	-	8.800	116,243	5.389	$6.834	116,243	5.389	$6.834
$12.470	-	16.870	492,805	7.490	$13.675	286,177	6.663	$12.470
$19.510	-	21.660	583,615	8.117	$21.208	264,672	8.034	$21.203
$22.010	-	24.230	307,181	7.800	$22.291	164,615	7.786	$22.343
	$29.880		154,200	8.649	$29.880	51,406	8.649	$29.880
	$39.860		164,641	7.729	$39.860	96,019	7.729	$39.860

			2,718,925	6.019	$14.362	1,879,372	5.020	$10.716

c.   Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of June 30, 2016 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	3,000	$12.470	2,500	February 2023
August 2013	5,000	$21.140	3,542	August 2023
October 2013	750	$24.230	500	October 2023
March 2014	13,750	$39.860	7,734	March 2024
May 2014	8,700	$22.010	4,531	May 2024
November 2014	12,000	$21.660	4,750	November 2024
May 2015	5,250	$19.510	1,422	May 2025
February 2016	3,000	$16.870	-	February 2026

	51,450		24,979

d. Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2016 is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2016	643,506	$23.38
Granted	829,744	$17.37
Vested	(126,097)	$24.55
Forfeited	(25,600)	$18.88
Unvested balance – June 30, 2016	1,321,553	$19.58

e. As of June 30, 2016, there was $9,972 and $19,081 of total unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 2.155 and 3.199 years for stock options and restricted stock units, respectively.

f.   2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016, and will be increased on each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. As of June 30, 2016, the share reserve under the ESPP was 521,383 shares of common stock. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.   Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Cost of revenues	$172	$111	$318	$202
Research and development	793	544	1,458	1,011
Sales and marketing	1,628	702	2,803	1,439
General and administrative	780	605	1,418	995

Total	$3,373	$1,962	$5,997	$3,647

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
United States	$24,330	$18,072	$41,845	$31,178
EMEA (*)	11,857	9,240	22,354	17,233
Rest of World	2,454	1,838	4,912	3,725

Total revenues	$38,641	$29,150	$69,111	$52,136

(*)	Sales to customers in France accounted for $6,922 for the six months ended June 30, 2016. During the six months ended June 30, 2015, sales in France did not exceed 10% of the Company’s revenues.

	June 30, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$6,779	$6,419
Israel	1,675	1,607
Other	192	239

	$8,646	$8,265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide an innovative software platform that allows enterprises to analyze, secure, manage and better utilize their unstructured data. Unstructured data includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees or stored in enterprise file systems. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our Metadata Framework is a proprietary technology platform that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT and business personnel deploy our software for a variety of use cases, including data governance, data security, archiving, file synchronization and sharing, enhanced mobile data accessibility and information collaboration.

We have been a pioneer in developing a software platform that allows enterprises to manage and protect their unstructured data and file systems in ways that are not resource-intensive and are easy to implement. The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and subsequently valuable. Similarly, our Metadata Framework creates advanced searchable data structures and provides real-time intelligence about an enterprise’s massive data stores, better protecting it from insider threats and outsiders that find their way inside.

We started operations in 2005 with a vision to make unstructured data more secure, manageable, correctly accessible and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for all of an enterprise’s Windows and CIFS file systems, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. We introduced DatAlert, an alerting module that analyzes metadata collected by DatAdvantage and the IDU Classification Framework, in 2013. In 2014, we introduced DatAnswers, a secure enterprise search solution that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. More recently, in 2015, we enhanced our DatAdvantage, DataPrivilege, IDU Classification and DatAlert offerings; with DatAdvantage support for the following Microsoft Office 365 platforms: Exchange online, SharePoint online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; with IDU Classification Framework for UNIX, SharePoint online and OneDrive, and by adding user behavior analytics-driven threat models to DatAlert that detect insider threats - including potential disgruntled employees, rogue administrators, hijacked accounts and malware like ransomware.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six product families, and as of June 30, 2016, approximately 46% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of unstructured data our customers have. Our maintenance renewal rate for the six months ended June 30, 2016 and 2015 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. We target customers of all sizes, in all industries and all geographies. As of June 30, 2016, we had approximately 4,800 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and six months ended June 30, 2016, approximately 63% and 61%, respectively, of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 31% and 32%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 6% and 7%, respectively, of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

We plan to continue to expand our international operations as part of our growth strategy. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales and marketing personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW quarterly revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from license sales of our various products, various services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of June 30, 2016 and 2015, 92.6% and 92.7% of our customers, respectively, had purchased DatAdvantage; 16.3% and 17.9% of our customers, respectively, had purchased DataPrivilege; 32.4% and 28.4% of our customers, respectively, had purchased IDU Classification Framework; and 4.9% and 3.6% of our customers, respectively, had purchased Data Transport Engine. As of June 30, 2016 and 2015, 46.5% and 49.6% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.3% and 0.4% of our customers, respectively, made standalone purchases of DataPrivilege. As of June 30, 2016, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 56.3% and 54.9% of our total revenues for the three months ended June 30, 2016 and 2015, respectively, and 51.5% and 50.2% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended June 30, 2016 and 2015, our revenues were $38.6 million and $29.2 million, respectively, representing year-over-year growth of approximately 33%. For the six months ended June 30, 2016 and 2015, our revenues were $69.1 million and $52.1 million, respectively, representing year-over-year growth of approximately 33%. For the three months ended June 30, 2016 and 2015, we had operating losses of $5.6 million and $6.5 million and net losses of $6.5 million and $6.3 million, respectively. For the six months ended June 30, 2016 and 2015, we had operating losses of $16.4 million and $18.1 million and net losses of $16.8 million and $19.0 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the six months ended June 30, 2016 and 2015 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Six Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	51.5%	50.2%
Maintenance and services	48.5	49.8
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of June 30, 2016, we had approximately 4,800 customers across a broad array of company sizes and industries located in over 70 countries.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and net interest. Foreign exchange gains or losses relate to our business activities in foreign countries with different functional reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. The United Kingdom’s recent decision to exit the European Union (“Brexit”) could contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Net interest represents interest income received on our cash, cash equivalents and short-term deposits.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2016 and 2015 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2016	2015
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$21,742	$16,011
Maintenance and services	16,899	13,139
Total revenues	38,641	29,150
Cost of revenues	3,721	2,863
Gross profit	34,920	26,287
Operating costs and expenses:
Research and development	8,905	7,799
Sales and marketing	26,840	21,264
General and administrative	4,760	3,760
Total operating expenses	40,505	32,823
Operating loss	(5,585)	(6,536)
Financial income (expenses), net	(605)	402
Loss before income taxes, net	(6,190)	(6,134)
Income taxes	(303)	(188)
Net loss	$(6,493)	$(6,322)

	Three Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	56.3%	54.9%
Maintenance and services	43.7	45.1
Total revenues	100.0	100.0
Cost of revenues	9.6	9.8
Gross profit	90.4	90.2

Operating costs and expenses:
Research and development	23.1	26.8
Sales and marketing	69.5	72.9
General and administrative	12.3	12.9
Total operating expenses	104.9	112.6

Operating loss	(14.5)	(22.4)
Financial income (expenses), net	(1.5)	1.4
Loss before income taxes, net	(16.0)	(21.0)
Income taxes	(0.8)	(0.7)
Net loss	(16.8)%	(21.7)%

Revenues

	Three Months Ended June 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$21,742	$16,011	35.8%
Maintenance and services	16,899	13,139	28.6%
Total revenues	$38,641	$29,150	32.6%

	Three Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	56.3%	54.9%
Maintenance and services	43.7%	45.1%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in domestic markets, as well as in the international market. The increase in license revenues was driven by sales to 285 new customers in the three months ended June 30, 2016 compared to 258 new customers in the three months ended June 30, 2015 and sales to existing customers. As of June 30, 2016 and 2015, we had approximately 4,800 and approximately 3,750 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended June 30, 2016 and 2015, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2016 and 2015, 59% was attributable to revenues from new customers, and 41% was attributable to revenues from existing customers. As of June 30, 2016 and 2015, 46% and 43% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Cost of revenues	$3,721	$2,863	30.0%

	Three Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Total gross margin	90.4%	90.2%

The increase in cost of revenues was primarily related to an increase of $0.9 million in salaries, benefits and stock based compensation due to increased headcount for support and professional services.

Operating Costs and Expenses

	Three Months Ended June 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$8,905	$7,799	14.2%
Sales and marketing	26,840	21,264	26.2%
General and administrative	4,760	3,760	26.6%
Total operating expenses	$40,505	$32,823	23.4%

	Three Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	23.1%	26.8%
Sales and marketing	69.5%	72.9%
General and administrative	12.3%	12.9%
Total operating expenses	104.9%	112.6%

The increase in research and development expenses was primarily related to an increase of $1.1 million in salaries and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $5.6 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $0.8 million in salaries, benefits and stock based compensation due to increased headcount to support the overall growth of our business and a $0.1 million increase in facilities and allocated overhead costs.

Financial Income (Expenses), Net

	Three Months Ended June 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Financial income (expenses), net	$(605)	$402	(250.5)%

Financial income (expenses), net for the three months ended June 30, 2016 was primarily due to foreign currency losses compared to foreign currency gains for the three months ended June 30, 2015.

Income Taxes

	Three Months Ended June 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Income taxes	$(303)	$(188)	(61.2)%

Income taxes for the three months ended June 30, 2016 and 2015 were comprised primarily of foreign income taxes and state taxes.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2016 and 2015 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2016	2015
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$35,586	$26,169
Maintenance and services	33,525	25,967
Total revenues	69,111	52,136
Cost of revenues	7,217	5,696
Gross profit	61,894	46,440
Operating costs and expenses:
Research and development	17,742	15,532
Sales and marketing	51,204	41,455
General and administrative	9,322	7,540
Total operating expenses	78,268	64,527
Operating loss	(16,374)	(18,087)
Financial income (expenses), net	40	(639)
Loss before income taxes, net	(16,334)	(18,726)
Income taxes	(509)	(266)
Net loss	$(16,843)	$(18,992)

	Six Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	51.5%	50.2%
Maintenance and services	48.5	49.8
Total revenues	100.0	100.0
Cost of revenues	10.4	10.9
Gross profit	89.6	89.1

Operating costs and expenses:
Research and development	25.7	29.8
Sales and marketing	74.1	79.5
General and administrative	13.5	14.5
Total operating expenses	113.3	123.8

Operating loss	(23.7)	(34.7)
Financial income (expenses), net	0.1	(1.2)
Loss before income taxes, net	(23.6)	(35.9)
Income taxes	(0.7)	(0.5)
Net loss	(24.3)%	(36.4)%

Revenues

	Six Months Ended June 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$35,586	$26,169	36.0%
Maintenance and services	33,525	25,967	29.1%
Total revenues	$69,111	$52,136	32.6%

	Six Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	51.5%	50.2%
Maintenance and services	48.5%	49.8%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in domestic markets, as well as in the international market. The increase in license revenues was driven by sales to 508 new customers in the six months ended June 30, 2016 compared to 447 new customers in the six months ended June 30, 2015 and sales to existing customers. As of June 30, 2016 and 2015, we had approximately 4,800 and approximately 3,750 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the six months ended June 30, 2016 and 2015, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2016 and 2015, 61% was attributable to revenues from new customers, and 39% was attributable to revenues from existing customers. As of June 30, 2016 and 2015, 46% and 43% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Cost of revenues	$7,217	$5,696	26.7%

	Six Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Total gross margin	89.6%	89.1%

The increase in cost of revenues was primarily related to an increase of $1.3 million in salaries, benefits and stock based compensation due to increased headcount for support and professional services and a $0.2 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Six Months Ended June 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$17,742	$15,532	14.2%
Sales and marketing	51,204	41,455	23.5%
General and administrative	9,322	7,540	23.6%
Total operating expenses	$78,268	$64,527	21.3%

	Six Months Ended June 30,
	2016	2015
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	25.7%	29.8%
Sales and marketing	74.1%	79.5%
General and administrative	13.5%	14.5%
Total operating expenses	113.3%	123.8%

The increase in research and development expenses was primarily related to an increase of $2.0 million in salaries, benefits and stock based compensation resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products and a $0.1 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $9.7 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $1.7 million in salaries, benefits and stock based compensation due to increased headcount to support the overall growth of our business.

Financial Income (Expenses), Net

	Six Months Ended June 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Financial income (expenses), net	$40	$(639)	106.3%

Financial income (expenses), net for the six months ended June 30, 2016 was primarily due to foreign currency gains compared to foreign currency losses for the six months ended June 30, 2015.

Income Taxes

	Six Months Ended June 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Income taxes	$(509)	$(266)	(91.4)%

Income taxes for the six months ended June 30, 2016 and 2015 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2016	2015
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$2,341	$(5,426)
Net cash provided by (used in) investing activities	3,269	(2,008)
Net cash provided by financing activities	1,251	619
Increase (decrease) in cash and cash equivalents	$6,861	$(6,815)

On June 30, 2016, our cash and cash equivalents and short-term deposits of $108.5 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2016, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

Operating Activities

Net cash provided by operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and stock-based compensation, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products, services and deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For the six months ended June 30, 2016, cash inflows from our operating activities were $2.3 million. Net cash provided by operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a negative sequential revenue growth in the first quarter. While both patterns had an impact on the six months ended June 30, 2016, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the six months ended June 30, 2016, sources of cash inflows were from changes in our working capital, including a $13.9 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2016 was 76 and 78 days, respectively. This was partially offset by our net loss of $9.8 million, which excludes non-cash charges. Our net loss was primarily driven by increased headcount of our sales force. Additional sources of cash outflows included a $1.1 million decrease in deferred revenues, a $0.5 million decrease in accounts payable and a $0.2 million decrease in other long term liabilities.

For the six months ended June 30, 2015, cash outflows from our operating activities were $5.4 million. For the six months ended June 30, 2015, net cash outflows from our operating activities reflect our net loss of $19.0 million, adjusted by non-cash charges of $4.3 million. Our net loss was primarily driven by increased headcount of our sales force and research and development personnel. Additional sources of cash outflows were from changes in our working capital, including a $0.7 million decrease in other long term liabilities, a $0.6 million decrease in deferred revenue and a $0.1 million decrease in accounts payable due to timing. This is partially offset by an $8.9 million decrease in accounts receivable, a $1.3 million decrease in prepaid expenses and other current assets and a $0.4 million increase in accrued expenses and other liabilities. Our DSO for the three and six months ended June 30, 2015 was 86 and 87 days, respectively.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2016, net cash provided by investing activities of $3.3 million was primarily attributable to a $4.7 million decrease in deposits, partially offset by $1.4 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the six months ended June 30, 2015, net cash used in investing activities of $2.0 million was primarily attributable to capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements.

Financing Activities

For the six months ended June 30, 2016 and 2015, net cash provided by financing activities of $1.3 million and $0.6 million, respectively, was attributable to proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of June 30, 2016, that rate amounted to 3.35%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until May 15, 2016 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, became due and payable. As of June 30, 2016, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2016 for the upcoming years were as follows:

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations	$2,295	$4,268	$4,020	$4,088	$3,122	$15,827	$33,620

We have obligations related to unrecognized tax benefit liabilities totaling $1.1 million, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in April 2016 and May 2016 within ASU 2016-10 and 2016-12, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We are still evaluating the impact of implementation of this standard on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition: Customer Payments and Incentives”, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended June 30, 2016 and 2015 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pounds Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pounds Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $108.5 million as of June 30, 2016. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of June 30, 2016, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The market for software that analyzes, secures, manages and better utilizes unstructured data is new and unproven and may not grow.

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, manage and better utilize their unstructured data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT and business personnel the potential value of their unstructured data and persuade them to devote a portion of their budgets to the single integrated solution that we offer to manage, protect and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on unstructured data may not yet be viewed as a necessity by enterprises, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $127.2 million in 2015. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 996 as of June 30, 2016. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

Our failure to continually enhance and improve our unstructured data technology could adversely affect sales of our products.

The market is characterized by the exponential growth in unstructured data, rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to a user’s data retention, security and governance needs, while minimizing the impact on database and file system performance. Our products must also successfully interoperate with products from other vendors.

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

If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect and our business may be harmed.

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers and maintain and expand those customer relationships, our revenues will grow more slowly than expected, and our business will be harmed.

Our future growth also depends upon expanding sales of our products to existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer.

We may face increased competition in our market.

While there are some companies which offer certain features similar to those imbedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas (formerly Symantec Corporation) and Quest Software, recently acquired by Elliot Management from Dell, that provide standalone solutions similar to those found in our comprehensive software suite in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As Varonis augments its functionality with respect to insider threat detection and user behavior analytics, we may face increased perceived and real competition with vendors of other security technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the unstructured data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including net losses of $21.3 million in 2015, $19.4 million in 2014 and $7.5 million in 2013 and $16.8 million in the six months ended June 30, 2016. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2015 and for the six months ended June 30, 2016, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2015, and for the six months ended June 30, 2016 our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2014 and 2015 and for the six months ended June 30, 2016 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2015 and for the six months ended June 30, 2016, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of July 31, 2016, we had 29 issued patents in the United States and 44 pending U.S. patent applications. We also had five patents issued and 63 applications pending for examination in non-U.S. jurisdictions, and 48 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Interruptions or performance problems, including associated with our website or support website or any caused by cyber-attacks, may adversely affect our business.

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including technical failures, cyber-attacks, natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

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

Although our current software products do not transmit our customers’ data to us, we collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blog or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic support service, blog alert sign-up, product purchase, survey registration, or when accessing our online support portals or using other community or social networking features. Because we may collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the General Data Protection Regulation established in the European Union and the Federal Data Protection Act in Germany.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2015 and for the six months ended June 30, 2016, approximately 58% and 61%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars and New Israeli Shekels, or NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In June 2016, the United Kingdom voted to exit the European Union in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is currently expected to continue in the short term as the United Kingdom negotiates its exit from the European Union. The announcement of Brexit and the withdrawal of the United Kingdom from the European Union may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through August 8, 2016. On August 8, 2016, the closing price of our common stock was $25.72. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of June 30, 2016, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 4.1 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

As of June 30, 2016, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 55.3% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

August 9, 2016	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

August 9, 2016	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.