Form 10-Q
period 2016-09-30
VARONIS SYSTEMS INC
filed 2016-11-04
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At November 2, 2016, there were 26,676,719 shares of Common Stock, par value $0.001 per share, outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,688	$49,241
Short-term deposits	70,353	57,103
Trade receivables (net of allowance for doubtful accounts of $349 and $156 at September 30, 2016 and December 31, 2015, respectively)	30,125	47,436
Prepaid expenses and other current assets	3,932	2,622
Total current assets	146,098	156,402

Long-term assets:
Other assets	545	477
Property and equipment, net	9,231	8,265
Total long-term assets	9,776	8,742
Total assets	$155,874	$165,144

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$944	$2,612
Accrued expenses and other liabilities	22,197	23,029
Deferred revenues	46,434	45,675
Total current liabilities	69,575	71,316

Long-term liabilities:
Deferred revenues	2,739	3,096
Severance pay	1,556	1,528
Other liabilities	5,681	5,617
Total long-term liabilities	9,976	10,241

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2016 and December 31, 2015; Issued and outstanding: 26,668,745 shares at September 30, 2016 and 26,069,154 shares at December 31, 2015	27	26
Accumulated other comprehensive income (loss)	379	(331)
Additional paid-in capital	185,583	172,326
Accumulated deficit	(109,666)	(88,434)
Total stockholders’ equity	76,323	83,587
Total liabilities and stockholders’ equity	$155,874	$165,144

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Licenses	$22,591	$16,862	$58,177	$43,031
Maintenance and services	18,346	14,375	51,870	40,342
Total revenues	40,937	31,237	110,047	83,373

Cost of revenues	4,116	3,044	11,333	8,740

Gross profit	36,821	28,193	98,714	74,633

Operating costs and expenses:
Research and development	9,290	8,085	27,033	23,617
Sales and marketing	26,410	20,617	77,607	62,072
General and administrative	5,051	4,036	14,379	11,576
Total operating expenses	40,751	32,738	119,019	97,265

Operating loss	(3,930)	(4,545)	(20,305)	(22,632)
Financial expenses, net	(187)	(104)	(146)	(743)

Loss before income taxes	(4,117)	(4,649)	(20,451)	(23,375)
Income taxes	(272)	(276)	(781)	(542)

Net loss	$(4,389)	$(4,925)	$(21,232)	$(23,917)

Net loss per share of common stock, basic and diluted	$(0.17)	$(0.19)	$(0.81)	$(0.96)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	26,492,313	25,367,347	26,294,936	24,997,856

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(4,389)	$(4,925)	$(21,232)	$(23,917)

Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments	331	(543)	710	393

Total other comprehensive income (loss)	331	(543)	710	393

Comprehensive loss	$(4,058)	$(5,468)	$(20,522)	$(23,524)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,232)	$(23,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,610	1,051
Stock-based compensation	9,455	5,704
Capital gain from disposal of fixed asset	(2)	(2)

Changes in assets and liabilities:
Trade receivables	17,311	9,683
Prepaid expenses and other current assets	(930)	688
Trade payables	(1,668)	(488)
Accrued expenses and other liabilities	(502)	2,301
Severance pay	28	29
Deferred revenues	402	664
Other long term liabilities	64	(346)

Net cash provided by (used in) operating activities	4,536	(4,633)

Cash flows from investing activities:
Increase in short-term deposit	(13,250)	--
Decrease (increase) in long-term deposits	(27)	11
Increase in restricted cash	(41)	(154)
Proceeds from sale of property and equipment	2	--
Purchase of property and equipment	(2,576)	(3,537)

Net cash used in investing activities	(15,892)	(3,680)

Cash flows from financing activities:
Proceeds from employee stock plans	3,803	1,647
Net cash provided by financing activities	3,803	1,647
Decrease in cash and cash equivalents	(7,553)	(6,666)
Cash and cash equivalents at beginning of period	49,241	76,593
Cash and cash equivalents at end of period	$41,688	$69,927

Supplemental disclosure of non-cash flow information:
Deferred rent fixed asset additions	$37	$1,355

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$133	$216

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

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

The Company’s software products and services allow enterprises to analyze, secure, manage and migrate their volumes of unstructured data. Unstructured data includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees or stored in enterprise file systems. Through its product families DatAdvantage, DataPrivilege, IDU Classification Framework, DatAnywhere, Data Transport Engine and DatAnswers, enterprises more effectively and efficiently manage and protect their data.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of September 30, 2016 (unaudited)		Liabilities as of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other liabilities	$13,289	$379	$36,070	$(331)

For the three and nine months ended September 30, 2016, the unaudited consolidated statements of operations reflect a gain of approximately $171 and $253, respectively, related to the effective portion of foreign currency forward contracts. For the three and nine months ended September 30, 2015, the unaudited consolidated statements of operations reflect a gain of approximately $137 and a loss of approximately $461, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the three and nine months ended September 30, 2016 and 2015.

d.   Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in April 2016 and May 2016 within ASU 2016-10 and 2016-12, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company is still evaluating whether to early adopt this standard and the impact of implementation of this ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition: Customer Payments and Incentives”, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation”, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company has decided not to early adopt this standard and is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect of the guidance on its consolidated financial statements.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the nine months ended September 30, 2016.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	As of September 30, 2016 (unaudited)				As of December 31, 2015
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Forward foreign exchange contracts	–	379	–	379	–	–	–	–
Financial liabilities:
Forward foreign exchange contracts	–	–	–	–	–	(331)	–	(331)
Total financial assets (liabilities)	$–	$379	$–	$379	$–	$(331)	$–	$(331)

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

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

Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2016 for the upcoming years were as follows:

(unaudited)

2016	$1,324
2017	4,264
2018	4,042
2019	4,110
2020	3,125
Thereafter	15,854

$32,719

Total rent expenses for the nine months ended September 30, 2016 and the year ended December 31, 2015 were $2,409 and $4,296, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of September 30, 2016 was $1,699.

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

c. On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of September 30, 2016, that rate amounted to 3.35%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until May 15, 2017 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2016, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock available for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and will be increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. As of September 30, 2016, the share reserve under the 2013 Plan was 2,947,399 shares of common stock. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

The fair value of stock option grants for the nine months ended September 30, 2016 was estimated using the following weighted average assumptions:

Nine Months Ended September 30, 2016
(unaudited)

Expected dividend yield	0%
Expected volatility	62%
Risk-free interest rate	1.42%
Expected term (years)	6.25

A summary of employees’ stock options activities during the nine months ended September 30, 2016 is as follows:

	Nine Months Ended September 30, 2016 (unaudited)
	Number	Average exercise price	Aggregate intrinsic value (in thousands)	Average remaining contractual life (years)

Options outstanding as of January 1, 2016	2,782,560	$14.026	$21,337	6.246
Granted	135,000	$16.870
Exercised	(324,992)	$6.661
Forfeited	(75,834)	$26.334

Options outstanding as of September 30, 2016	2,516,734	$14.759	$40,122	5.927

Vested and expected to vest	2,444,514	$14.531	$39,511	5.856

Options exercisable at the end of the period	1,784,407	$11.569	$34,033	5.046

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the nine months ended September 30, 2016 was $6,261.

b.  The options outstanding as of September 30, 2016 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of September 30, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$0.901	-	$1.576	805,988	2.516	$1.281	805,988	2.516	$1.281
$6.230	-	8.800	90,873	5.222	$6.951	90,873	5.222	$6.951
$12.470	-	16.870	459,166	7.299	$13.764	275,764	6.414	$12.470
$19.510	-	21.660	554,457	7.873	$21.207	278,018	7.803	$21.204
$22.010	-	24.230	297,128	7.551	$22.277	173,799	7.541	$22.317
	$29.880		154,200	8.397	$29.880	61,045	8.397	$29.880
	$39.860		154,922	7.477	$39.860	98,920	7.477	$39.860

			2,516,734	5.927	$14.759	1,784,407	5.046	$11.569

c.   Options issued to consultants:

The Company’s outstanding options granted to consultants for sales and pre-marketing services as of September 30, 2016 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,344	February 2023
August 2013	4,250	$21.140	3,104	August 2023
October 2013	750	$24.230	547	October 2023
March 2014	13,494	$39.860	8,581	March 2024
May 2014	6,912	$22.010	3,704	May 2024
November 2014	10,321	$21.660	4,364	November 2024
May 2015	5,250	$19.510	1,750	May 2025
February 2016	2,500	$16.870	--	February 2026

	44,977		23,394

d.  Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2016 is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2016	643,506	$23.38
Granted	897,244	$18.17
Vested	(159,585)	$23.98
Forfeited	(46,924)	$19.07
Unvested balance – September 30, 2016	1,334,241	$19.96

e.   As of September 30, 2016, there was $8,593 and $18,869 of total unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 1.960 and 3.048 years for stock options and restricted stock units, respectively.

f.   2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016, and will be increased on each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. As of September 30, 2016, the share reserve under the ESPP was 521,383 shares of common stock. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.   Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Cost of revenues	$186	$98	$504	$300
Research and development	805	524	2,263	1,535
Sales and marketing	1,613	756	4,416	2,195
General and administrative	854	679	2,272	1,674

Total	$3,458	$2,057	$9,455	$5,704

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
United States	$24,976	$17,716	$66,821	$48,894
EMEA	12,650	10,984	35,004	28,217
Rest of World	3,311	2,537	8,222	6,262

Total revenues	$40,937	$31,237	$110,047	$83,373

	September 30, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$7,465	$6,419
Israel	1,598	1,607
Other	168	239

	$9,231	$8,265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide an innovative software platform that allows enterprises to analyze, secure, manage and better utilize their unstructured data. Unstructured data includes an enterprise’s word processing documents, spreadsheets, presentations, audio files, video files, emails, text messages, and any other data created by employees or stored in enterprise file systems. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our Metadata Framework is a proprietary technology platform that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT, security and business personnel deploy our software for a variety of use cases, including data governance, data security, archiving, file synchronization and sharing, enhanced mobile data accessibility and information collaboration.

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

We started operations in 2005 with a vision to make unstructured data more secure, manageable, correctly accessible and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for all of an enterprise’s Windows and CIFS file systems, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. We introduced DatAlert, an alerting module that analyzes metadata collected by DatAdvantage and the IDU Classification Framework, in 2013. In 2014, we introduced DatAnswers, a secure enterprise search solution that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. More recently, in 2015, we enhanced our DatAdvantage, DataPrivilege, IDU Classification and DatAlert offerings; with DatAdvantage support for the following Microsoft Office 365 platforms: Exchange Online, SharePoint Online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; with IDU Classification Framework for UNIX, SharePoint Online and OneDrive. In 2016, we enhanced our DatAdvantage offerings with additional Office 365 support; DatAnswers support for SharePoint Online and OneDrive; and introduced a new web UI for DatAlert for comprehensive security management and threat detection. We added additional user behavior analytics driven threat models to DatAlert to enhance our detection of insider threats - including potential disgruntled employees, rogue administrators, hijacked accounts and malware like ransomware -and established a behavioral research laboratory: a dedicated team of our security experts and data scientists who continually introduce new behavior-based threat models to DatAlert.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for both IT and business personnel. We currently have six product families, and as of September 30, 2016, approximately 47% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing security concerns and volumes and complexity of unstructured data our customers have. Our maintenance renewal rate for the nine months ended September 30, 2016 and 2015 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. We target customers of all sizes, in all industries and all geographies. As of September 30, 2016, we had approximately 5,000 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and nine months ended September 30, 2016, approximately 61% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 31% and 32%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 8% and 7%, respectively, of our revenues. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of September 30, 2016 and 2015, 92.6% and 92.5% of our customers, respectively, had purchased DatAdvantage; 16.3% and 17.6% of our customers, respectively, had purchased DataPrivilege; 33.6% and 29.4% of our customers, respectively, had purchased IDU Classification Framework; and 5.2% and 4.0% of our customers, respectively, had purchased Data Transport Engine. As of September 30, 2016 and 2015, 45.3% and 48.3% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.4% of our customers made standalone purchases of DataPrivilege. As of September 30, 2016, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 55.2% and 54.0% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 52.9% and 51.6% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended September 30, 2016 and 2015, our revenues were $40.9 million and $31.2 million, respectively, representing year-over-year growth of approximately 31%. For the nine months ended September 30, 2016 and 2015, our revenues were $110.0 million and $83.4 million, respectively, representing year-over-year growth of approximately 32%. For the three months ended September 30, 2016 and 2015, we had operating losses of $3.9 million and $4.5 million and net losses of $4.4 million and $4.9 million, respectively. For the nine months ended September 30, 2016 and 2015, we had operating losses of $20.3 million and $22.6 million and net losses of $21.2 million and $23.9 million, respectively.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

License Revenues. License revenues reflect the revenues recognized from sales of software licenses to new customers and additional licenses to existing customers. Substantially all of our license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery, assuming all revenue recognition criteria are satisfied. Customers may also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the underlying maintenance contract, which is typically up to one year. We are focused on acquiring new customers and increasing revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the nine months ended September 30, 2016 and 2015 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Nine Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	52.9%	51.6%
Maintenance and services	47.1	48.4
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of September 30, 2016, we had approximately 5,000 customers across a broad array of company sizes and industries located in over 70 countries.

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

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin has historically fluctuated slightly from period to period as a result of changes in the mix of license and maintenance and services revenues. Due to the seasonality of our business, the first quarter typically results in the lowest gross margin as revenues have historically been lowest and the majority of our expenses are relatively fixed quarter over quarter.

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

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expense will increase in absolute dollars as we grow and expand our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses and the additional costs of achieving and maintaining compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related regulations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2016 and 2015 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2016	2015
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$22,591	$16,862
Maintenance and services	18,346	14,375
Total revenues	40,937	31,237
Cost of revenues	4,116	3,044
Gross profit	36,821	28,193
Operating costs and expenses:
Research and development	9,290	8,085
Sales and marketing	26,410	20,617
General and administrative	5,051	4,036
Total operating expenses	40,751	32,738
Operating loss	(3,930)	(4,545)
Financial expenses, net	(187)	(104)
Loss before income taxes	(4,117)	(4,649)
Income taxes	(272)	(276)
Net loss	$(4,389)	$(4,925)

	Three Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	55.2%	54.0%
Maintenance and services	44.8	46.0
Total revenues	100.0	100.0
Cost of revenues	10.1	9.7
Gross profit	89.9	90.3

Operating costs and expenses:
Research and development	22.7	25.9
Sales and marketing	64.5	66.0
General and administrative	12.3	12.9
Total operating expenses	99.5	104.8

Operating loss	(9.6)	(14.5)
Financial expenses, net	(0.5)	(0.4)
Loss before income taxes	(10.1)	(14.9)
Income taxes	(0.6)	(0.9)
Net loss	(10.7)%	(15.8)%

Revenues

	Three Months Ended September 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$22,591	$16,862	34.0%
Maintenance and services	18,346	14,375	27.6%
Total revenues	$40,937	$31,237	31.1%

	Three Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	55.2%	54.0%
Maintenance and services	44.8%	46.0%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in domestic markets, as well as in the international market. The increase in license revenues was driven by sales to existing customers as well as sales to 224 new customers in the three months ended September 30, 2016 compared to 241 new customers in the three months ended September 30, 2015. As of September 30, 2016 and 2015, we had approximately 5,000 and approximately 4,000 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended September 30, 2016 and 2015, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2016, 54% was attributable to revenues from new customers, and 46% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2015, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. As of September 30, 2016 and 2015, 47% and 44% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Cost of revenues	$4,116	$3,044	35.2%

	Three Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Total gross margin	89.9%	90.3%

The increase in cost of revenues was primarily related to an increase of $1.0 million in salaries, benefits and stock based compensation due to increased headcount for support and professional services.

Operating Costs and Expenses

	Three Months Ended September 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$9,290	$8,085	14.9%
Sales and marketing	26,410	20,617	28.1%
General and administrative	5,051	4,036	25.1%
Total operating expenses	$40,751	$32,738	24.5%

	Three Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	22.7%	25.9%
Sales and marketing	64.5%	66.0%
General and administrative	12.3%	12.9%
Total operating expenses	99.5%	104.8%

The increase in research and development expenses was primarily related to an increase of $1.1 million in salaries resulting from increased headcount and consultants as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $5.2 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $0.9 million in salaries, benefits and stock based compensation due to increased headcount to support the overall growth of our business.

Financial Expenses, Net

	Three Months Ended September 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Financial expenses, net	$(187)	$(104)	(79.8)%

Financial expenses, net for the three months ended September 30, 2016 and 2015 was primarily due to foreign currency losses.

Income Taxes

	Three Months Ended September 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Income taxes	$(272)	$(276)	1.4%

Income taxes for the three months ended September 30, 2016 and 2015 were comprised primarily of foreign income taxes and state taxes.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2016 and 2015 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2016	2015
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$58,177	$43,031
Maintenance and services	51,870	40,342
Total revenues	110,047	83,373
Cost of revenues	11,333	8,740
Gross profit	98,714	74,633
Operating costs and expenses:
Research and development	27,033	23,617
Sales and marketing	77,607	62,072
General and administrative	14,379	11,576
Total operating expenses	119,019	97,265
Operating loss	(20,305)	(22,632)
Financial expenses, net	(146)	(743)
Loss before income taxes	(20,451)	(23,375)
Income taxes	(781)	(542)
Net loss	$(21,232)	$(23,917)

	Nine Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	52.9%	51.6%
Maintenance and services	47.1	48.4
Total revenues	100.0	100.0
Cost of revenues	10.3	10.5
Gross profit	89.7	89.5

Operating costs and expenses:
Research and development	24.6	28.3
Sales and marketing	70.5	74.4
General and administrative	13.1	13.9
Total operating expenses	108.2	116.6

Operating loss	(18.5)	(27.1)
Financial expenses, net	(0.1)	(0.9)
Loss before income taxes	(18.6)	(28.0)
Income taxes	(0.7)	(0.7)
Net loss	(19.3)%	(28.7)%

Revenues

	Nine Months Ended September 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$58,177	$43,031	35.2%
Maintenance and services	51,870	40,342	28.6%
Total revenues	$110,047	$83,373	32.0%

	Nine Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	52.9%	51.6%
Maintenance and services	47.1%	48.4%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in domestic markets, as well as in the international market. The increase in license revenues was driven by sales to existing customers as well as sales to 732 new customers in the nine months ended September 30, 2016 compared to 688 new customers in the nine months ended September 30, 2015. As of September 30, 2016 and 2015, we had approximately 5,000 and approximately 4,000 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the nine months ended September 30, 2016 and 2015, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2016, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2015, 62% was attributable to revenues from new customers, and 38% was attributable to revenues from existing customers. As of September 30, 2016 and 2015, 47% and 44% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Cost of revenues	$11,333	$8,740	29.7%

	Nine Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Total gross margin	89.7%	89.5%

The increase in cost of revenues was primarily related to an increase of $2.3 million in salaries, benefits and stock based compensation due to increased headcount for support and professional services and a $0.2 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2016	2015	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$27,033	$23,617	14.5%
Sales and marketing	77,607	62,072	25.0%
General and administrative	14,379	11,576	24.2%
Total operating expenses	$119,019	$97,265	22.4%

	Nine Months Ended September 30,
	2016	2015
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	24.6%	28.3%
Sales and marketing	70.5%	74.5%
General and administrative	13.1%	13.9%
Total operating expenses	108.2%	116.7%

The increase in research and development expenses was primarily related to an increase of $3.3 million in salaries, benefits and stock based compensation resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.1 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $14.9 million increase in salaries, benefits and stock based compensation due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $2.6 million in salaries, benefits and stock based compensation due to increased headcount to support the overall growth of our business.

Financial Expenses, Net

	Nine Months Ended September 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Financial expenses, net	$(146)	$(743)	80.3%

Financial expenses, net for the nine months ended September 30, 2016 and 2015 was primarily due to foreign currency losses.

Income Taxes

	Nine Months Ended September 30,
	2016	2015	% Change
	(unaudited)
	(in thousands)
Income taxes	$(781)	$(542)	(44.1)%

Income taxes for the nine months ended September 30, 2016 and 2015 were comprised primarily of foreign income taxes and state taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$4,536	$(4,633)
Net cash used in investing activities	(15,892)	(3,680)
Net cash provided by financing activities	3,803	1,647
Decrease in cash and cash equivalents	$(7,553)	$(6,666)

On September 30, 2016, our cash and cash equivalents and short-term deposits of $112.0 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to continue our investment in capital expenditures in 2016, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

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

For the nine months ended September 30, 2016, cash inflows from our operating activities were $4.5 million. Net cash provided by operating activities was impacted by two of our historically known seasonal patterns (i) most of our sales are typically made during the last three weeks of every quarter, and (ii) our highest sales of products and services occur during the fourth fiscal quarter, with a negative sequential revenue growth in the first quarter. While both patterns had an impact on the nine months ended September 30, 2016, the second pattern has historically caused our largest collections to occur during the first quarter, and a relatively lower collection during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the nine months ended September 30, 2016, sources of cash inflows were from changes in our working capital, including a $17.3 million decrease in accounts receivable, a $0.4 million increase in deferred revenues and a $0.1 million increase in other long term liabilities. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2016 was 65 and 74 days, respectively. This was partially offset by our net loss of $10.2 million, which excludes non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and research and development personnel. Additional sources of cash outflows included a $1.7 million decrease in accounts payable due to timing of payments, a $0.9 increase in prepaid expenses and a $0.5 million decrease in accrued expenses and other liabilities.

For the nine months ended September 30, 2015, cash outflows from our operating activities were $4.6 million. For the nine months ended September 30, 2015, net cash outflows from our operating activities reflect our net loss of $23.9 million, adjusted by non-cash charges of $6.8 million. Our net loss was primarily driven by increased headcount of our sales force and research and development personnel. Additional sources of cash outflows were from changes in our working capital, including a $0.5 million decrease in accounts payable due to timing of payments and a $0.3 million decrease in other long term liabilities. This was partially offset by a $9.7 million decrease in accounts receivable, a $2.3 million increase in accrued expenses and other liabilities, a $0.7 decrease in prepaid expenses and other current assets and a $0.7 million increase in deferred revenues. Our DSO for the three and nine months ended September 30, 2015 was 80 and 85 days, respectively.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, maturities and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2016, net cash used in investing activities of $15.9 million was primarily attributable to a $13.3 million increase in short-term deposits and $2.6 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the nine months ended September 30, 2015, net cash used in investing activities of $3.7 million was primarily attributable to capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the nine months ended September 30, 2016 and 2015, net cash provided by financing activities of $3.8 million and $1.6 million, respectively, was attributable to proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of September 30, 2016, that rate amounted to 3.35%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until May 15, 2017 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2016, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2016 for the upcoming years were as follows:

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,324	$4,264	$4,042	$4,110	$3,125	$15,854	$32,719

We have obligations related to unrecognized tax benefit liabilities totaling $1.3 million, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in April 2016 and May 2016 within ASU 2016-10 and 2016-12, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We are still evaluating whether to early adopt this standard and the impact of implementation of this ASU on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition: Customer Payments and Incentives”, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation”, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. We have decided not to early adopt this standard and are currently evaluating this ASU to determine the impact of its adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. We are currently evaluating whether to early adopt this standard and the potential effect of the guidance on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended September 30, 2016 and 2015 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $112.0 million as of September 30, 2016. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of September 30, 2016, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $127.2 million in 2015. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 1,042 as of September 30, 2016. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We have incurred net losses in each year since our inception, including net losses of $21.3 million in 2015, $19.4 million in 2014 and $7.5 million in 2013 and $21.2 million in the nine months ended September 30, 2016. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2015 and for the nine months ended September 30, 2016, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately, and could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2015, and for the nine months ended September 30, 2016 our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2014 and 2015 and for the nine months ended September 30, 2016 was over 90%, and maintenance and service revenues have increased as a percentage of our revenues in each of such years.

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

In 2015 and for the nine months ended September 30, 2016, we generated substantially all of our revenues from sales of licenses for our platform of products that encompasses four of our current products, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 31, 2016, we had 29 issued patents in the United States and 44 pending U.S. patent applications. We also had five patents issued and 66 applications pending for examination in non-U.S. jurisdictions, and 47 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2015 and for the nine months ended September 30, 2016, approximately 58% and 61%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;
•	increased management travel, infrastructure and legal compliance costs associated with having multiple international operations;
•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;
•	variations in economic or political conditions between each country or region;
•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;
•	uncertainty around how Brexit will impact the United Kingdom’s access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business;
•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;
•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and
•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars and New Israeli Shekels. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In June 2016, the United Kingdom voted to exit the European Union in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is currently expected to continue in the short term as the United Kingdom negotiates its exit from the European Union. The announcement of Brexit and the withdrawal of the United Kingdom from the European Union may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through November 2, 2016. On November 2, 2016, the closing price of our common stock was $28.30. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of September 30, 2016, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 3.9 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

As of September 30, 2016, our executive officers, directors and 10% or greater stockholders beneficially owned, in the aggregate, approximately 51.8% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. Additionally, these persons’ interests may not be, at all times, the same as those of our other stockholders, and they may vote in a way that is adverse to other stockholders’ interests. Our officers and directors are not simply passive investors but also include our executive officers, and as such their interests as executives may at times be adverse to those of our passive investors.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

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

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offerings of Common Stock

On March 5, 2014, we closed our IPO of 5,520,000 million shares of common stock, including 5,300,436 shares of common stock sold by us (inclusive of 500,436 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 219,564 shares of common stock sold by the selling stockholder at a price to the public of $22.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191840), which was declared effective by the SEC on February 27, 2014. The offering commenced on February 28, 2014, closed on March 5, 2014 and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Morgan Stanley & Co. LLC, Barclays Capital Inc., Jefferies LLC, RBC Capital Markets, LLC and Needham & Company, LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $121.4 million. We did not receive any proceeds from the sale of shares by the selling stockholder. We raised approximately $106.1 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $8.2 million and other offering expenses of approximately $2.4 million.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

November 4, 2016	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

November 4, 2016	By:	/s/ Gili Iohan
Gili Iohan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

