Form 10-K
period 2016-12-31
VARONIS SYSTEMS INC
filed 2017-02-09
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 at a closing sale price of $24.02 as reported by the NASDAQ Global Select Market was approximately $289.5 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 7, 2017, the registrant had 26,841,597 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

i

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2016

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

Overview

We provide an innovative software platform that allows enterprises to manage, analyze and secure enterprise data. We specialize in creating software that manages and protects enterprise data against insider threats, data breaches and cyberattacks by detecting and alerting on deviations from known behavioral baselines, identifying and mitigating exposures of sensitive data and automating processes to secure enterprise data. Enterprise data under our scope is typically comprised of sensitive information that is stored in spreadsheets, emails, word processing documents, presentations, audio files, video files, text messages and any other data created by employees. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our Metadata Framework is a proprietary technology platform that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT and business personnel deploy our software for a variety of use cases, including data governance, security, management, archiving and information collaboration.

In today’s information-based economy, enterprises must share, protect and manage their vital information assets; however, the rapid growth in data volume and complexity is making it significantly harder for enterprises to do so. The International Digital Corporation Digital Universe Study, which was updated in 2016, estimates that the amount of data created in the world will grow at a compound annual growth rate in excess of 33% to 180 Zettabytes (or 180 trillion gigabytes) in 2025 –up from less than 10 Zettabytes in 2015 and 44 in 2020. We believe that data represents a critical business asset, and enterprises are increasingly seeking ways to maximize the value of data they store, while simultaneously ensuring that the data is appropriately secured and managed. Despite the importance of their digital assets, most enterprises have difficulty tracking who has access to select data, who is responsible for that data, and which employees are accessing, creating, manipulating or deleting it.

The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and consequently more valuable. Similarly, our Metadata Framework creates advanced searchable data structures and provides real-time intelligence about an enterprise’s massive volumes of data, to create more accessible, manageable and secured enterprise data.

We believe that the technology underlying our Metadata Framework is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have seamlessly combined them into our highly versatile Metadata Framework. Our technological advantage stems from us having developed a way to do each of the following:

•	determine which metadata to capture;

•	capture that metadata without imposing any strains or latencies on the enterprise’s computing infrastructure;

•	modify that metadata in a way which makes it comparable and analyzable despite it having originated from disparate IT systems;

•	create supplemental metadata, as needed, when the existing IT infrastructure’s activity logs are not sufficient;

•	decipher the key functional relationships of metadata, the underlying data, and its creators;

•	use those functional relationships to create a graphical depiction, or map, of the data which will endure as enterprises add large volumes of data to their network and storage resources on a daily basis;

•	analyze the data and related metadata utilizing sophisticated algorithms, including cluster analyses and machine learning;

•	visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically execute tasks that are normally manually intensive for IT and business personnel;

•	analyze and detect suspicious user behavior and unusual file and email activity using deep analysis of metadata, machine learning and user behavior analytics; and

•	generate meaningful, actionable alerts when security-related incidents are detected.

The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases. These use cases include: searchable logs of all file-system and data related activity; centralized visibility into enterprise data, user and file activity; identification of high-risk, sensitive data and monitoring its security, ownership and usage, and reducing potential exposures; identification of and tracking data ownership; business productivity enhancement through self-service data management; intelligent archiving and migration of data; creation of secure hybrid cloud functionalities; secure search; and alerting on abnormal, unwanted and suspicious activity.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has played and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. We target customers of all sizes, in all industries and in all geographies. As of December 31, 2016, we had approximately 5,350 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors.

Size of Our Market Opportunity

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital enterprise data universe. We believe that the business intelligence and functionalities delivered by our platform define a new market, and we are not aware of any third party studies that accurately define our addressable market. The functionality of our software platform overlaps with portions of several established and growing enterprise software markets as defined by Gartner in 2016, including storage management ($15.9 billion), data integration ($4.8 billion), business intelligence and analytics ($17 billion), and security software ($23 billion). We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, resulting in a multi-billion dollar addressable market. As we continue to innovate and introduce new products, the use cases for our solutions will expand, leading to incremental growth in our addressable market opportunity.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure. All of our products, except DatAnywhere, utilize our Metadata Framework and a core single codebase, thereby streamlining our product development initiatives.

Key Benefits of Our Technology

Protect Data from Insider Threats, Data Breaches and Cyberattacks. Our solutions analyze how employees use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers are able to detect rogue insiders, attackers that have compromised internal systems and employee accounts, malware and other significant threats.

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including data governance, secure search and remote collaboration, secure BYOD implementations and intelligent retention—all from one core technology platform. Moreover, our platform is applicable across all major enterprise data stores (Windows, UNIX/Linux, Intranets, email systems and Office365).

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

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly scalable and flexible, allowing our customers to analyze vast amounts of enterprise data. Moreover, our proprietary Metadata Framework was built with a modular architecture, allowing customers to grow into the full capabilities of our solution over time.

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

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to analyze, protect and transform their data into actionable intelligence. The following are key elements of our growth strategy.

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

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns will continue to drive demand for data collaboration, governance, retention and protection solutions. We intend to capitalize on this demand by targeting new customers, vertical markets and use cases for our solutions. Our solutions address the needs of customers of all sizes ranging from small and medium businesses to large multinational companies with thousands of employees and petabytes of data. Although our solutions are applicable to organizations of all sizes, we will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth (and subsequent security concerns) continues across all the data stores, and enterprises wish to standardize on solutions that help them manage, protect and extract more value from their data wherever it is stored. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. We currently have six product families, and, as of December 31, 2016, approximately 48% of our customers purchased two or more product families. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of enterprise data that our customers have. As we innovate and expand our product offering, we will have an even broader suite of products to offer our customers.

Grow Sales From Our Newer Licenses. During the past year, we have introduced additional licenses to existing products to support new functionalities, such as behavior-based alerting, and new data stores, such as Office 365. We have enhanced our products to bring even more value to our customers: including additional data store support, a web based UI for DatAlert, and new threat models to protect against ransomware, malware, insider threats and more. We believe these new additions to our product offering can be a meaningful contributor to our growth.

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

Establish Our Metadata Framework as the Industry Standard. We have worked with several of the leading providers of network attached storage, or NAS, hardware, including EMC, IBM, NetApp, HP and Hitachi, in order to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to assure compatibility with their NAS product lines. Through the use of application programming interfaces, or APIs, and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to selectively pursue such collaborations wherever they advance the strategic goals of the company, thereby expanding our reach and establishing our product user interface as the de facto industry standard when it comes to enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets, encompassing virtually any enterprise that uses file shares, intranets and email for collaboration. Revenues from outside the United States accounted for approximately 39% of our revenues in 2016. Europe represented the substantial majority of revenues outside the United States. Although we have experienced inconsistent growth rates over the last few years in our international markets, including Europe, we believe that international expansion will be a key component of our growth strategy, and we will continue to market our products and services overseas.

Our Products

We offer six product families, most of which utilize our core Metadata Framework technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture easily extends through modular functionalities giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license.

•	DatAdvantage. DatAdvantage, our flagship product, launched in 2006, builds on our Metadata Framework and captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems and Intranet servers, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant user, group, and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all data stores through a unified interface. DatAdvantage identifies where users have unneeded access based on user behavior. DatAlert modules profile users and their behaviors with respect to systems and data, detect and alert on meaningful deviations to established baselines, and provide a web-based dashboard and investigative interface. DatAlert allows detection of suspicious activity and prevent data breaches and cyberattacks, perform security forensics, visualize risk and prioritize investigation.

•	DataPrivilege. DataPrivilege, also launched in 2006 and designed for use by business unit personnel, provides a self-service web portal that allows users to request access to data necessary for their business functions, and owners to grant access without IT intervention. DataPrivilege also enables IT and business users to make access decisions based on queries, user requests and metadata analytics information, rather than static IT policies. DataPrivilege provides a presentation layer for business users to review accessibility and usage of their data assets, and grant and revoke access.

•	IDU Classification Framework. As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content including Personally Identifiable Information, and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Our IDU Classification Framework, introduced in 2009, identifies and tags data based on criteria set in multiple metadata dimensions, and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to effectively limit access without disrupting workflow. Our IDU Classification Framework provides visibility into the content of data across file systems and Intranets sites and combining it with other metadata, including usage and accessibility.

•	Data Transport Engine. We introduced our Data Transport Engine software in 2012 to provide an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention, from day-to-day maintenance to complex data store and domain migrations and archiving. Our Data Transport Engine ensures that data migrations automatically synchronize source and destination data with incremental copying even if the source data is still being used, translates access permissions across data stores and domains and provides reporting capabilities for data migration status. Moreover, it also provides IT personnel the flexibility to schedule recurring migrations to automatically find and move certain types of data such as sensitive or stale data, and to perform active migrations, dispositions, and archiving safely and efficiently.

•	DatAnywhere. With the growth of cloud-based file sharing and synchronization services, enterprises increasingly face instances where employees save confidential, proprietary or sensitive company or client data onto third-party data sharing services, either for remote working purposes or to share with external business partners. This practice leads to an enhanced end user mobile experience but creates a new, often redundant data store outside of corporate visibility, oversight or control, and poses a security and data loss threat. We introduced DatAnywhere in 2012 in response to the need by enterprises for a secure and easy-to-use alternative to consumer cloud-based file sharing solutions. DatAnywhere provides our customers’ employees a modern collaboration, hybrid-cloud experience using their existing storage infrastructure to leverage existing investments and in house data store expertise, and provides users this experience using applications on their mobile devices. DatAnywhere allows users to share, sync and edit documents from smartphones or tablets, while seamlessly collaborating with other users that still use the same traditional common internet file system shares via mapped drives or universal naming convention paths. It ensures that the shared data remains on firm file servers and retains the approved access permissions without any need for data to be moved from existing file shares or migrated to a proprietary repository. DatAnywhere also seamlessly integrates with the existing backup policies, cache devices, distributed file system, replication and existing data governance and compliance technologies, processes and policies.

•	DatAnswers. As employees continue to generate and store data in numerous enterprise data stores, relevant files they and their coworkers and predecessors create become harder to find. Unlike the internet, where powerful search engines make relevant web information easy to find despite rapid growth, enterprise file systems are frequently not searchable by employees or IT. Though enterprise search technologies exist, many enterprises do not own or use them to index data, for several reasons, including performance (the index must be up to date to be useful, requiring continual scanning for new and changed content), security (sensitive files that are not adequately restricted become far easier for the wrong people to find), relevance (when many files contain the term or terms a searcher is looking for they are not ranked or presented in a way that they are likely to find the right files), and cost (enterprise search technologies require significant, ongoing investments in hardware and software). DatAnswers was introduced in 2014 to provide secure, relevant and timely search functionality for enterprise data. Capitalizing on the Metadata Framework infrastructure and its analysis of data access events, file system and directory services metadata, DatAnswers indexes files as they are created and changed without requiring continual scanning, filters out results users should not see based on the patented recommendations engine in DatAdvantage and classification results found by the IDU Classification Framework, and ranks results using analysis of data usage. DatAnswers is used primarily for end user search and ediscovery projects.

Our Customers

Our customer base has grown from approximately 550 customers at December 31, 2009 to approximately 5,350 customers in more than 70 countries as of December 31, 2016. Our customers vary greatly in size ranging from small and medium businesses to large multinational enterprises with thousands of employees and hundreds of terabytes of data. Moreover, we have customers across numerous industries and geographies.

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

Marketing

Our marketing strategy is focused on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We market our software as a solution for specific use cases and as a solution for securing and managing file systems and enterprise data - and transforming that data into actionable intelligence. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our internal marketing organization is responsible for branding, content generation and product marketing and works with our business operations team to support channel marketing and sales support programs. We provide one on one and community education and awareness and promote the expanded use of our software. We host in-person Varonis Connect! events annually across sales regions, as well as free, online monthly or bi-weekly technical webinars in multiple regions. We focus our efforts on events, campaigns, tools and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as sales tools, information regarding product awards and technical certifications, training, regional seminars and conferences, webinars and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, extensive content development available through our web site and content syndication, and our active blog, “The Inside Out Security Blog.”

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products and services, as well as developing new products, features and functionality. Use of our products has expanded from governance into new areas such as data security, accessibility and retention, and we anticipate that customers and innovation will drive functionality into additional areas. We regularly release new versions of our products which incorporate new features and enhancements to existing ones. We conduct substantially all of our research and development activities in Israel, and we believe this provides us with access to world class engineering talent.

Our research and development expense was $36.7 million, $31.8 million and $28.1 million in 2016, 2015 and 2014, respectively.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology and the related intellectual property. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 31, 2017, we had 34 issued patents and 41 pending patent applications in the United States. We also had 10 patents issued and 61 applications pending for examination in non-U.S. jurisdictions, and 44 pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israeli subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products. We also license software from third parties for use in developing our products and for integration into our products, including open source software.

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

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, recently acquired by Francisco Partners and Elliot Management from Dell, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we augment our functionality with insider threat detection and user behavior analytics, we may face increased perceived and real competition with other security technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering a single, integrated solution to address our customers’ needs regarding access, governance, collaboration and retention with respect to their enterprise data. There can, however, be no assurance that we will remain unique in this capacity or that we will be able to compete favorably with other providers in the future.

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

Employees

As of December 31, 2016, we had 1,098 employees and independent contractors, of which 476 were in the United States, 371 were in Israel and 251 were in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Investors and other interested parties should note that we use our media and investor relations website and our social media channels to publish important information about us, including information that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our media and investor relations website and the social media channels listed on our media and investor relations website, in addition to our SEC filings, press releases, conference calls and webcasts.

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

Risks Related to Our Business and Industry

The market for software that analyzes, secures, manages and migrates enterprise data is new and unproven and may not grow.

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT and business personnel the potential value of their data and persuade them to devote a portion of their budgets to the single integrated platform that we offer to manage, protect and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $164.5 million in 2016. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 1,098 as of December 31, 2016. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

Our failure to continually enhance and improve our technology could adversely affect sales of our products.

The market is characterized by the exponential growth in enterprise data, rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to a user’s data retention, security and governance needs, while minimizing the impact on database and file system performance. Our products must also successfully interoperate with products from other vendors.

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

Our future growth also depends upon expanding sales of our products to existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, while substantially all of our software is currently licensed and sold under perpetual license agreements, we also enter into term license agreements with our customers. Due to the differences in revenue recognition principles, applied to perpetual versus term license sales, shifts in the mix of term and subscription licenses could produce significant variation in the revenues we recognize in a given period.

We may face increased competition in our market.

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, recently acquired by Francisco Partners and Elliot Management from Dell, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we augment our functionality with insider threat detection and user behavior analytics, we may face increased perceived and real competition with other security technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including net losses of $17.7 million, $21.3 million and $19.4 million in the years ended December 31, 2016, 2015 and 2014, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2016 and where we have experienced inconsistent growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2016, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2014, 2015 and 2016 was over 90%.

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

In 2016, we generated substantially all of our revenues from sales of licenses for four of our current product families, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of January 31, 2017, we had 34 issued patents in the United States and 41 pending U.S. patent applications. We also had 10 patents issued and 61 applications pending for examination in non-U.S. jurisdictions, and 44 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. In 2016, approximately 61% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;

•	increased management travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;

•	variations in economic or political conditions between each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•	uncertainty around how the United Kingdom’s recent decision to exit the European Union (“Brexit”) will impact its access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad;

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes; and

•	uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships under the administration of U.S. President Donald J. Trump.

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars and New Israeli Shekels. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In June 2016, the United Kingdom voted to exit the European Union in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is currently expected to continue in the short term as the United Kingdom negotiates its exit from the European Union. The announcement of Brexit and the withdrawal of the United Kingdom from the European Union, as well as other member countries public discussions about the possibility of withdrawing from the European Union, may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

We are also subject to U.S. and Israeli export control and economic sanctions laws, which prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. Our products could be exported to these sanctioned targets by our channel partners despite the contractual undertakings they have given us and any such export could have negative consequences, including government investigations, penalties and reputational harm. Moreover, the Trump Administration may create further uncertainty regarding export or import regulations, economic sanctions or related legislation. It remains unclear what specifically President Trump would or would not do with respect to the initiatives he has raised and what support he would have to implement any such potential changes. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

False detection of security breaches or false identification of malicious sources could adversely affect our business.

Our cyber-security products may falsely detect threats that do not actually exist. For example, our DatAlert solution may enrich metadata collected by our products with information from external sources and third-party data providers. If the information from these data providers is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may affect the perceived reliability of our products and solutions and may therefore adversely impact market acceptance of our products. If our products and solutions restrict access to important systems, files or applications based on falsely identifying legitimate use as an attack or otherwise unauthorized, then our customers’ businesses could be adversely affected. Any such false identification of use and subsequent restriction could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

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

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We are subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. While we regularly evaluate the likely outcomes of these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. In addition, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. For example, we are currently subject to a tax audit in Israel. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

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

Changes to U.S. tax laws, including changes that may be enacted in the future, could impact the tax treatment of our foreign earnings. In particular, a number of proposals for broad reform of the corporate tax system in the United States are under evaluation by various legislative and administrative bodies. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

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

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements, such as Accounting Standards Update 2014-09 related to revenue recognition, and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems process and controls.

We may require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all.

We continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our software, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

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

Our Israeli subsidiary benefits from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our company, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been approximately 10%. If our Israeli subsidiary does not meet the requirements for maintaining this status, for example, if the Israeli subsidiary materially changes the nature of its business or, if the level of foreign investment in our company decreases, it may no longer be eligible to enjoy this reduced tax rate. As a result, our Israeli subsidiary would be subject to Israeli corporate tax at the standard rate, which, as of January 1, 2017, was set at 24%. Even if our Israeli subsidiary continues to meet the relevant requirements, the tax benefits that the status of “Beneficiary Enterprise” provides may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that our Israeli subsidiary would pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefits derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through February 7, 2017. On February 7, 2017, the closing price of our common stock was $31.00. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of December 31, 2016, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 3.8 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

In addition, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. If these rights are exercised, substantial sales of shares of our common stock could cause the market price of our common stock to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Being a public company, these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit and compensation committees, and qualified executive officers.

As a result of disclosure of information in our filings with the SEC, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

We are an “emerging growth company” under the JOBS Act and take advantage of certain exemptions from reporting requirements, which may make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we have taken and will likely continue to take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Investors may find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Market for Registrant’s Common Equity

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “VRNS” since February 28, 2014, the date of our initial public offering. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by The NASDAQ Global Select Market:

	2016		2015
	High	Low	High	Low
First Quarter	$19.87	$13.25	$38.48	$25.50
Second Quarter	26.14	17.09	29.93	17.17
Third Quarter	30.63	22.07	24.84	14.57
Fourth Quarter	32.05	24.45	19.48	14.57

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

Stockholders

As of February 1, 2017, there were 21 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The closing price of our common stock on December 30, 2016, the last trading day of our 2016 fiscal year, was $26.80 per share.

Company/Index	2/28/2014	6/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
VRNS	$100.00	$65.93	$74.61	$50.20	$42.73	$54.59	$60.91
NASDAQ Composite	$100.00	$102.07	$109.66	$115.47	$115.94	$112.13	$124.64
NASDAQ Computer	$100.00	$106.77	$116.57	$118.31	$123.85	$119.98	$139.05

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offerings of Common Stock

On March 5, 2014, we closed our initial public offering of 5,520,000 million shares of common stock, including 5,300,436 shares of common stock sold by us (inclusive of 500,436 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 219,564 shares of common stock sold by the selling stockholder at a price to the public of $22.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-191840), which was declared effective by the SEC on February 27, 2014. The offering commenced on February 28, 2014, closed on March 5, 2014 and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Morgan Stanley & Co. LLC, Barclays Capital Inc., Jefferies LLC, RBC Capital Markets, LLC and Needham & Company, LLC acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $121.4 million. We did not receive any proceeds from the sale of shares by the selling stockholder. We raised approximately $106.1 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $8.2 million and other offering expenses of approximately $2.4 million.

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

Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2016 and 2015 and the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the consolidated statement of operations for the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$92,873	$71,273	$58,420	$43,488	$31,606
Maintenance and services	71,583	55,937	42,928	31,128	21,804
Total revenues	164,456	127,210	101,348	74,616	53,410
Cost of revenues(1)	15,843	12,019	9,911	6,476	4,928
Gross profit	148,613	115,191	91,437	68,140	48,482
Operating costs and expenses:
Research and development(1)	36,660	31,792	28,086	20,973	15,034
Sales and marketing(1)	107,825	86,367	68,787	44,131	30,036
General and administrative(1)	19,822	16,106	11,872	8,881	4,966
Total operating expenses	164,307	134,265	108,745	73,985	50,036
Operating loss	(15,694)	(19,074)	(17,308)	(5,845)	(1,554)
Financial expenses, net	(885)	(1,523)	(1,714)	(1,274)	(3,045)
Loss before income taxes	(16,579)	(20,597)	(19,022)	(7,119)	(4,599)
Income taxes	(1,131)	(686)	(376)	(356)	(247)
Net loss	$(17,710)	$(21,283)	$(19,398)	$(7,475)	$(4,846)
Net loss per share of common stock, basic and diluted(2)	$(0.67)	$(0.84)	$(0.91)	$(1.93)	$(1.29)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	26,406,312	25,198,546	21,242,313	3,880,761	3,756,761

(1)       Includes non-cash stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$699	$419	$192	$39	$41
Research and development	3,052	1,954	1,198	551	327
Sales and marketing	6,104	3,041	2,478	841	284
General and administrative	3,083	2,380	796	357	196
Total	$12,938	$7,794	$4,664	$1,788	$848

(2)	Basic and diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. For additional information, see Note 2.s to our consolidated financial statements included elsewhere in this Annual Report.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term deposits	$113,808	$106,344	$111,695	$13,977	$14,813
Working capital	83,074	85,086	99,316	3,376	7,931
Total assets	181,838	165,144	156,847	47,254	37,694
Deferred revenues, current and long-term	62,040	48,771	37,217	28,700	21,273
Warrants to purchase convertible preferred stock	—	—	—	2,866	5,774
Convertible preferred stock	—	—	—	43,775	37,959
Total stockholders’ equity (deficiency)	82,739	83,587	95,026	(43,008)	(37,448)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide an innovative software platform that allows enterprises to manage, analyze and secure enterprise data. We specialize in creating software that manages and protects enterprise data against insider threats, data breaches and cyberattacks by detecting and alerting on deviations from known behavioral baselines, identifying and mitigating exposures of sensitive data and automating processes to secure enterprise data. Enterprise data under our scope is typically comprised of sensitive information that is stored in spreadsheets, emails, word processing documents, presentations, audio files, video files, text messages and any other data created by employees. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our Metadata Framework is a proprietary technology platform that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT and business personnel deploy our software for a variety of use cases, including data governance, security, management, archiving and information collaboration.

We have been a pioneer in developing a software platform that allows enterprises to realize the value of their data in ways that are not resource-intensive and are easy to implement. The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and subsequently valuable. Similarly, our Metadata Framework creates advanced searchable data structures and provides real-time intelligence about an enterprise’s massive volumes of data, making data more valuable to the organization.

We started operations in 2005 with a vision to make enterprise data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In 2014, we introduced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. In 2015, we enhanced our DatAdvantage, DataPrivilege and IDU Classification offerings; with DatAdvantage support for the following Microsoft Office 365 data stores: Exchange online, SharePoint online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; and with IDU Classification Framework for UNIX, SharePoint online and OneDrive. In 2016, we enhanced our DatAdvantage offerings with additional Office 365 support; DatAnswers support for SharePoint Online and OneDrive; and introduced a new web UI for DatAlert for comprehensive security management and threat detection. We added additional user behavior analytics driven threat models to DatAlert to significantly enhance our detection of insider threats, including potential disgruntled employees, rogue administrators, hijacked accounts and malware, such as ransomware. We also established a behavioral research laboratory where a dedicated team of security experts and data scientists from Varonis continually introduce new behavior-based threat models to DatAlert.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, and, as of December 31, 2016, approximately 48% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the years ended December 31, 2016, 2015 and 2014 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. We target customers of all sizes, in all industries and all geographies. As of December 31, 2016, we had approximately 5,350 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time. The average spending per customer for each of the years ended December 31, 2016, 2015 and 2014 was approximately $65,000, $59,000 and $58,000, respectively.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the year ended December 31, 2016, approximately 61% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 32% of our revenues and Rest of World (“ROW”) accounted for approximately 7% of our revenues. Growth in the US was particularly strong, increasing 37% for both the three months and year ended December 31, 2016 as compared to the comparable periods in the prior year. In EMEA, growth for the three months and year ended December 31, 2016 was 4% and 16%, respectively, as compared to the comparable periods in the prior year. For the last couple of quarters, our business in EMEA (and particularly in Europe) was weaker than expected, as we experienced a more difficult selling environment. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

We plan to continue to expand our international operations as part of our growth strategy. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales and marketing personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of December 31, 2016, 2015 and 2014, 92.8%, 92.5% and 94.1% of our customers, respectively, had purchased DatAdvantage; 16.0%, 17.2% and 19.0% of our customers, respectively, had purchased DataPrivilege; 35.2%, 30.5% and 26.9% of our customers, respectively, had purchased IDU Classification Framework; and 5.5%, 4.5% and 3.2% of our customers, respectively, had purchased Data Transport Engine. As of December 31, 2016, 2015 and 2014, 44.7%, 47.4% and 51.9% of our customers, respectively, made standalone purchases of DatAdvantage, and less than 0.4% of our customers made standalone purchases of DataPrivilege. As of December 31, 2016, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. Licenses sales accounted for 56.5%, 56.0% and 57.6% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the years ended December 31, 2016, 2015 and 2014, our revenues were $164.5 million, $127.2 million and $101.3 million, respectively, representing year-over-year growth of 29% and 26%. For the years ended December 31, 2016, 2015 and 2014, we had operating losses of $15.7 million, $19.1 million and $17.3 million and net losses of $17.7 million, $21.3 million and $19.4 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the years ended December 31, 2016, 2015 and 2014 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of total revenues)
Revenues:
Licenses	56.5%	56.0%	57.6%
Maintenance and services	43.5%	44.0%	42.4%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of December 31, 2016, we had approximately 5,350 customers across a broad array of company sizes and industries located in over 70 countries.

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

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin has historically fluctuated slightly from period to period as a result of changes in the mix of license and maintenance and services revenues. Due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year and the majority of our expenses are relatively fixed quarter over quarter.

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

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expense will increase in absolute dollars as we grow and expand our operations and once we no longer qualify as an “emerging growth company,” including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with the Sarbanes-Oxley Act and related regulations.

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and net interest. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Brexit, as well as other member countries public discussions about the possibility of withdrawing from the European Union, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Net interest represents interest income received on our cash, cash equivalents and short-term deposits.

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

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Statement of Operations Data:
Revenues:
Licenses	$92,873	$71,273	$58,420
Maintenance and services	71,583	55,937	42,928
Total revenues	164,456	127,210	101,348
Cost of revenues	15,843	12,019	9,911
Gross profit	148,613	115,191	91,437
Operating costs and expenses:
Research and development	36,660	31,792	28,086
Sales and marketing	107,825	86,367	68,787
General and administrative	19,822	16,106	11,872
Total operating expenses	164,307	134,265	108,745
Operating loss	(15,694)	(19,074)	(17,308)
Financial expenses, net	(885)	(1,523)	(1,714)
Loss before income taxes, net	(16,579)	(20,597)	(19,022)
Income taxes	(1,131)	(686)	(376)
Net loss	$(17,710)	$(21,283)	$(19,398)

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	56.5%	56.0%	57.6%
Maintenance and services	43.5	44.0	42.4
Total revenues	100.0	100.0	100.0
Cost of revenues	9.6	9.4	9.8
Gross profit	90.4	90.6	90.2
Operating costs and expenses:
Research and development	22.3	25.0	27.7
Sales and marketing	65.6	67.9	67.9
General and administrative	12.1	12.7	11.7
Total operating expenses	100.0	105.6	107.3
Operating loss	(9.6)	(15.0)	(17.1)
Financial expenses, net	(0.5)	(1.2)	(1.7)
Loss before income taxes, net	(10.1)	(16.2)	(18.8)
Income taxes	(0.7)	(0.5)	(0.4)
Net loss	(10.8)%	(16.7)%	(19.2)%

Comparison of Years Ended December 31, 2016 and 2015

Revenues

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Revenues:
Licenses	$92,873	$71,273	30.3%
Maintenance and services	71,583	55,937	28.0%
Total revenues	$164,456	$127,210	29.3%

	Year Ended December 31,
	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	56.5%	56.0%
Maintenance and services	43.5%	44.0%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 1,098 new customers in 2016 compared to 1,065 new customers in 2015, sales to existing customers and sales of new products. As of December 31, 2016 and 2015, we had approximately 5,350 and approximately 4,350 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2016 and 2015, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2016, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2015, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. As of December 31, 2016 and 2015, 48% and 45%, respectively, of our customers had purchased two or more product families.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Cost of revenues	$15,843	$12,019	31.8%

	Year Ended December 31,
	2015	2015
	(as a percentage of total revenues)
Total gross margin	90.4%	90.6%

The increase in cost of revenues was primarily related to an increase of $3.7 million in salaries and benefits and stock based compensation expense due to increased headcount for support.

Operating Costs and Expenses

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$36,660	$31,792	15.3%
Sales and marketing	107,825	86,367	24.8%
General and administrative	19,822	16,106	23.1%
Total operating expenses	$164,307	$134,265	22.4%

	Year Ended December 31,
	2016	2015
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	22.3%	25.0%
Sales and marketing	65.6%	67.9%
General and administrative	12.1%	12.7%
Total operating expenses	100.0%	105.6%

The increase in research and development expenses was primarily related to an increase of $4.7 million in salaries and stock based compensation resulting from increased headcount as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $19.6 million increase in salaries and benefits and stock based compensation due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $1.3 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $3.3 million in salaries and benefits and stock based compensation due to increased headcount to support the overall growth of our business and an increase of $0.4 million of other expenses predominately relating to IT.

Financial Expenses, Net

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Financial expenses, net	$(885)	$(1,523)	41.9%

For the years ended December 31, 2016 and 2015, financial expenses, net was primarily comprised of foreign exchange losses.

Income Taxes

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Income taxes	$(1,131)	$(686)	(64.9)%

Income taxes for the years ended December 31, 2016 and 2015 were comprised primarily of foreign income taxes and state taxes.

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

Total revenue growth was achieved due to increased demand for our services and products from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 1,065 new customers in 2015 compared to 950 new customers in 2014, sales to existing customers and sales of new products. As of December 31, 2015 and 2014, we had approximately 4,350 and more than 3,300 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2015 and 2014, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2015, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2014, 64% was attributable to revenues from new customers, and 36% was attributable to revenues from existing customers. As of December 31, 2015 and 2014, 45% and 42%, respectively, of our customers had purchased two or more product families.

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

Operating Costs and Expenses

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$31,792	$28,086	13.2%
Sales and marketing	86,367	68,787	25.6%
General and administrative	16,106	11,872	35.7%
Total operating expenses	$134,265	$108,745	23.5%

	Year Ended December 31,
	2015	2014
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	25.0%	27.7%
Sales and marketing	67.9%	67.9%
General and administrative	12.7%	11.7%
Total operating expenses	105.6%	107.3%

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

Financial Expenses, Net

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Financial expenses, net	$(1,523)	$(1,714)	11.1%

For the years ended December 31, 2015 and 2014, financial expenses, net was primarily comprised of foreign exchange losses.

Income Taxes

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Income taxes	$(686)	$(376)	(82.4)%

Income taxes for the years ended December 31, 2015 and 2014 were comprised primarily of foreign income taxes and state taxes.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2016. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Revenues:
Licenses	$34,696	$22,591	$21,742	$13,844	$28,242	$16,862	$16,011	$10,158
Maintenance and services	19,713	18,346	16,899	16,626	15,595	14,375	13,139	12,828
Total revenues	54,409	40,937	38,641	30,470	43,837	31,237	29,150	22,986
Cost of revenues (1)	4,510	4,116	3,721	3,496	3,279	3,044	2,863	2,833
Gross profit	49,899	36,821	34,920	26,974	40,558	28,193	26,287	20,153
Operating costs and expenses:
Research and development (1)	9,627	9,290	8,905	8,837	8,175	8,085	7,799	7,733
Sales and marketing (1)	30,212	26,410	26,840	24,364	24,295	20,617	21,264	20,191
General and administrative (1)	5,449	5,051	4,760	4,562	4,530	4,036	3,760	3,780
Total operating expenses	45,288	40,751	40,505	37,763	37,000	32,738	32,823	31,704
Operating income (loss)	4,611	(3,930)	(5,585)	(10,789)	3,558	(4,545)	(6,536)	(11,551)
Financial income (expenses), net	(739)	(187)	(605)	645	(780)	(104)	402	(1,041)
Income (loss) before income taxes	3,872	(4,117)	(6,190)	(10,144)	2,778	(4,649)	(6,134)	(12,592)
Provision for income taxes	(350)	(272)	(303)	(206)	(144)	(276)	(188)	(78)
Net income (loss)	$3,522	$(4,389)	$(6,493)	$(10,350)	$2,634	$(4,925)	$(6,322)	$(12,670)

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(as a percentage of total revenues)
Revenues:
Licenses	63.8%	55.2%	56.3%	45.4%	64.4%	54.0%	54.9%	44.2%
Maintenance and services	36.2	44.8	43.7	54.6	35.6	46.0	45.1	55.8
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	8.3	10.1	9.6	11.5	7.5	9.7	9.8	12.3
Gross profit	91.7	89.9	90.4	88.5	92.5	90.3	90.2	87.7
Operating costs and expenses:
Research and development	17.7	22.7	23.1	29.0	18.7	25.9	26.8	33.6
Sales and marketing	55.5	64.5	69.5	79.9	55.4	66.0	72.9	87.8
General and administrative	10.0	12.3	12.3	15.0	10.3	12.9	12.9	16.5
Total operating expenses	83.2	99.5	104.9	123.9	84.4	104.8	112.6	137.9
Operating income (loss)	8.5	(9.6)	(14.5)	(35.4)	8.1	(14.5)	(22.4)	(50.2)
Financial income (expenses), net	(1.4)	(0.5)	(1.5)	2.1	(1.8)	(0.4)	1.4	(4.5)
Income (loss) before income taxes	7.1	(10.1)	(16.0)	(33.3)	6.3	(14.9)	(21.0)	(54.7)
Provision for income taxes	(0.6)	(0.6)	(0.8)	(0.7)	(0.3)	(0.9)	(0.7)	(0.4)
Net income (loss)	6.5%	(10.7)%	(16.8)%	(34.0)%	6.0%	(15.8)%	(21.7)%	(55.1)%

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Other financial data:
Non-GAAP operating income (loss) (2)	$8,122	$(418)	$(2,133)	$(8,067)	$5,648	$(2,168)	$(4,574)	$(9,866)
Non-GAAP net income (loss) (3)	$7,033	$(877)	$(3,041)	$(7,628)	$4,724	$(2,548)	$(4,360)	$(10,985)

(1)	Includes non-cash stock-based compensation expense and payroll tax expense related to stock-based compensation as follows:

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Cost of revenues	$195	$186	$172	$146	$119	$98	$111	$91
Research and development	789	805	793	665	419	524	544	467
Sales and marketing	1,688	1,613	1,628	1,175	846	756	702	737
General and administrative	811	854	780	638	706	679	605	390
Total non-cash stock-based compensation expense related to employees and consultants	$3,483	$3,458	$3,373	$2,624	$2,090	$2,057	$1,962	$1,685

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Cost of revenues	$2	$2	$9	$13	$--	$20	$--	$--
Research and development	9	9	2	8	--	300	--	--
Sales and marketing	15	40	60	63	--	--	--	--
General and administrative	2	3	8	14	--	--	--	--
Total payroll tax expense related to stock-based compensation	$28	$54	$79	$98	$--	$320	$--	$--

(2)	We define non-GAAP operating income (loss) as net operating income (loss) excluding (i) non-cash stock-based compensation expense and (ii) payroll tax expense related to stock-based compensation.

(3)	We define non-GAAP net income (loss) as net income (loss) excluding (i) non-cash stock-based compensation expense and (ii) payroll tax expense related to stock-based compensation.

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

The following table reflects the reconciliation of operating income (loss) measured in accordance with GAAP to non-GAAP operating loss:

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Operating income (loss)	$4,611	$(3,930)	$(5,585)	$(10,789)	$3,558	$(4,545)	$(6,536)	$(11,551)
Non-GAAP adjustments:
Total non-cash stock-based compensation expense	3,483	3,458	3,373	2,624	2,090	2,057	1,962	1,685
Total payroll tax expense related to stock-based compensation	28	54	79	98	--	320	--	--
Non-GAAP operating income (loss)	$8,122	$(418)	$(2,133)	$(8,067)	$5,648	$(2,168)	$(4,574)	$(9,866)

The following table reflects the reconciliation of net income (loss) measured in accordance with GAAP to non-GAAP operating loss:

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands)
Net income (loss)	$3,522	$(4,389)	$(6,493)	$(10,350)	$2,634	$(4,925)	$(6,322)	$(12,670)
Non-GAAP adjustments:
Total non-cash stock-based compensation expense	3,483	3,458	3,373	2,624	2,090	2,057	1,962	1,685
Total payroll tax expense related to stock-based compensation	28	54	79	98	--	320	--	--
Non-GAAP net income (loss)	$7,033	$(877)	$(3,041)	$(7,628)	$4,724	$(2,548)	$(4,360)	$(10,985)

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased license sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of customer budget and purchasing trends, demand for our products and services is typically slowest in the first quarter resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. We expect these seasonal patterns to continue in the future. Our gross margins and operating loss have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. The timing of revenues in relation to our expenses, much of which does not vary directly with revenues, has an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. The majority of our expenses is personnel-related costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$7,347	$(2,729)	$(7,110)
Net cash used in investing activities	(12,345)	(26,678)	(32,822)
Net cash provided by financing activities	4,072	2,055	106,892
Increase (decrease) in cash and cash equivalents	$(926)	$(27,352)	$66,960

In March 2014, we closed our IPO in which 5,300,436 shares of common stock were sold to the public at an offering price of $22 per share. We received proceeds of $106.1 million from the IPO, net of underwriting discounts and commissions and offering expenses. On December 31, 2016, our cash and cash equivalents and short-term deposits of $113.8 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2017, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

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

For 2016, cash inflows from our operating activities were $7.3 million, compared to cash outflows of $2.7 million for the prior year. Our $17.7 million net loss included non-cash charges of $15.1 million driven primarily by increased headcount of our sales force and R&D personnel. Net loss was further offset by changes in our working capital, including a $13.3 million increase in deferred revenues and a $5.3 million increase in accrued expenses and other short term liabilities which were partially offset by a $6.4 million increase in accounts receivable. This increase in working capital was impacted by the increased sales for the year ended December 31, 2016 and consistent with the seasonal pattern discussed above. Other changes in our working capital included a decrease of $1.3 million in accounts payable due to timing of payments, a decrease of $1.0 million in prepaid expenses and other current assets. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2016 was 74 days.

For 2015, cash outflows from our operating activities were $2.7 million, compared to cash outflows of $7.1 million for the prior year, mainly related to an increase in non-cash charges which exceeded the increase in net loss year over year. Our $21.3 million net loss included non-cash charges of $9.4 million driven primarily by increased headcount of our sales force and R&D personnel. Net loss was further offset by changes in our working capital, including an $11.6 million increase in deferred revenues and a $6.3 million increase in accrued expenses and other short term liabilities which were partially offset by a $9.6 million increase in accounts receivable. This increase in working capital was impacted by the increased sales for the year ended December 31, 2015 and consistent with the seasonal pattern discussed above. Other changes in our working capital included a decrease of $0.8 million in prepaid expenses and other current assets and an increase of $0.1 million in other long term liabilities. Our DSO for the three months and year ended December 31, 2015 was 80 and 84 days, respectively.

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

During 2016, net cash used in investing activities of $12.3 million was primarily attributable to an increase of $8.5 million in deposits and capital expenditures of $3.8 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

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

Financing Activities

In 2016, net cash provided by financing activities of $4.1 million was attributable to proceeds from employee stock plans.

In 2015, net cash provided by financing activities of $2.1 million was attributable to the exercise of stock options.

In 2014, net cash provided by financing activities of $106.9 million was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of December 31, 2016, that rate amounted to 3.60%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until May 15, 2017 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2016, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2016 for the upcoming years were as follows:

			Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
					(in thousands)
Operating lease obligations	$4,703	$4,355	$4,423	$3,456	$3,466	$13,035	$33,438

We have obligations related to unrecognized tax benefit liabilities totaling $1.6 million and for severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

Professional services bundled with licensed software and other software related elements are not essential to the functionality of the other elements of the arrangement. Revenues allocable to the services are recognized as the services are performed or when the service term has expired, using VSOE for such services.

Deferred revenues represent unrecognized fees billed or collected for maintenance and professional services.

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2016, 2015 and 2014, there were no returns from this reseller.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We have decided not to early adopt this standard and are still evaluating the impact of implementation of this standard on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition: Customer Payments and Incentives”, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. This ASU is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold financial instruments for trading purposes

Market Risk

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes, and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and, where appropriate, may use hedging strategies to mitigate these risks.

Foreign Currency Exchange Risk

Approximately one third of our revenues for the years ended December 31, 2016 and 2015 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekels (“NIS”), and to a lesser extent the Euro, Pound Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $113.8 million as of December 31, 2016. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of December 31, 2016, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VARONIS SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and its subsidiaries (the “Company”), as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations, statements of comprehensive loss, Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficiency) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 9, 2017	A Member of Ernst & Young Global

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$48,315	$49,241
Short-term deposits	65,493	57,103
Trade receivables (net of allowance for doubtful accounts of $ 372 and $ 156 at December 31, 2016 and at December 31, 2015, respectively)	53,861	47,436
Prepaid expenses and other current assets	3,650	2,622
Total current assets	171,319	156,402
Long-term assets:
Other assets	609	477
Property and equipment, net	9,910	8,265
Total long-term assets	10,519	8,742
Total assets	$181,838	$165,144

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2016	2015
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$1,288	$2,612
Accrued expenses and other short term liabilities	28,479	23,029
Deferred revenues	58,478	45,675
Total current liabilities	88,245	71,316
Long-term liabilities:
Deferred revenues	3,562	3,096
Severance pay	1,664	1,528
Other liabilities	5,628	5,617
Total long-term liabilities	10,854	10,241
Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value—Authorized: 200,000,000 shares at December 31, 2016 and 2015; Issued and outstanding: 26,821,762 shares at December 31, 2016 and 26,069,154 shares at December 31, 2015	27	26
Accumulated other comprehensive loss	(479)	(331)
Additional paid-in capital	189,335	172,326
Accumulated deficit	(106,144)	(88,434)
Total stockholders’ equity	82,739	83,587
Total liabilities and stockholders’ equity	$181,838	$165,144

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2016	2015	2014
Revenues:
Licenses	$92,873	$71,273	$58,420
Maintenance and services	71,583	55,937	42,928
Total revenues	164,456	127,210	101,348
Cost of revenues	15,843	12,019	9,911
Gross profit	148,613	115,191	91,437
Operating costs and expenses:
Research and development	36,660	31,792	28,086
Sales and marketing	107,825	86,367	68,787
General and administrative	19,822	16,106	11,872
Total operating expenses	164,307	134,265	108,745
Operating loss	(15,694)	(19,074)	(17,308)
Financial expenses, net	(885)	(1,523)	(1,714)
Loss before income taxes	(16,579)	(20,597)	(19,022)
Income taxes	(1,131)	(686)	(376)
Net loss	$(17,710)	$(21,283)	$(19,398)
Net loss per share of common stock, basic and diluted	$(0.67)	$(0.84)	$(0.91)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	26,406,312	25,198,546	21,242,313

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	2016	2015	2014
Net loss	$(17,710)	$(21,283)	$(19,398)
Other comprehensive loss:
Unrealized losses on derivative instruments	(148)	(5)	(326)
Total other comprehensive loss	(148)	(5)	(326)
Comprehensive loss	$(17,858)	$(21,288)	$(19,724)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount	capital	loss	deficit	(deficiency)
Balance as of January 1, 2014	15,082,141	43,775	3,953,314	4	4,741	—	(47,753)	(43,008)
Issuance of common stock upon initial public offering (net of issuance costs of $2,376)	—	—	5,300,436	5	106,066	—	—	106,071
Conversion of preferred stock to common stock upon initial public offering	(15,082,141)	(43,775)	15,082,141	15	43,760	—	—	43,775
Conversion of warrants to purchase preferred stock into warrants to purchase common stock	—	—	—	—	2,866	—	—	2,866
Exercise of warrants to purchase common stock	—	—	107,217	*)	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,664	—	—	4,664
Exercise of stock options	—	—	238,951	*)	381	—	—	382
Exercise of restricted stock units	—	—	3,545	*)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	—	—	(19,398)	(19,398)
Balance as of December 31, 2014	—	—	24,685,604	25	162,478	(326)	(67,151)	95,026
Stock-based compensation expense	—	—	—	—	7,794	—	—	7,794
Exercise of stock options	—	—	1,350,162	1	2,054	—	—	2,055
Exercise of restricted stock units	—	—	33,388	*)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(21,283)	(21,283)
Balance as of December 31, 2015	—	—	26,069,154	26	172,326	(331)	(88,434)	83,587
Stock-based compensation expense	—	—	—	—	12,938	—	—	12,938
Common stock issued under employee stock plans, net	—	—	752,608	1	4,071	—	—	4,072
Unrealized loss on derivative instruments	—	—	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	—	—	(17,710)	(17,710)
Balance as of December 31, 2016	—	—	26,821,762	$27	$189,335	$(479)	$(106,144)	$82,739

__________________

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(17,710)	$(21,283)	$(19,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,180	1,615	1,285
Stock-based compensation	12,938	7,794	4,664
Capital gain from disposal of fixed assets	(2)	(4)	(10)
Amortization of deferred charges related to loan	—	—	187
Changes in assets and liabilities:
Trade receivables	(6,425)	(9,567)	(9,601)
Prepaid expenses and other current assets	(1,028)	796	19
Trade payables	(1,324)	(91)	540
Accrued expenses and other short term liabilities	5,302	6,270	5,541
Severance pay	136	79	348
Deferred revenues	13,269	11,554	8,517
Other long term liabilities	11	108	798
Net cash provided by (used in) operating activities	7,347	(2,729)	(7,110)
Cash flows from investing activities:
Increase in short-term deposits	(8,390)	(22,001)	(30,758)
Decrease (increase) in long-term deposits	(111)	11	39
Decrease (increase) in restricted cash	(21)	(156)	230
Proceeds from sale of property and equipment	2	4	—
Purchase of property and equipment	(3,825)	(4,536)	(2,333)
Net cash used in investing activities	(12,345)	(26,678)	(32,822)
Cash flows from financing activities:
Proceeds from employee stock plans, net	4,072	2,055	382
Payment of deferred equity offering cost	—	—	(1,937)
Net proceeds from initial public offering	—	—	108,447
Net cash provided by financing activities	4,072	2,055	106,892
Increase (decrease) in cash and cash equivalents	(926)	(27,352)	66,960
Cash and cash equivalents at beginning of period	49,241	76,593	9,633
Cash and cash equivalents at end of period	$48,315	$49,241	$76,593
Supplemental disclosures of non-cash flow information
Deferred rent fixed asset additions	$583	$1,355	$1,071
Conversion of preferred stock to common stock	$—	$—	$43,775
Conversion of liability warrants to equity	$—	$—	$2,866
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$246	$354	$304

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1:-	GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has six wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis UK (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; and Varonis Systems Limited (“VIRE”) incorporated under the laws of Ireland on November 11, 2016.

The Company’s software products and services allow enterprises to manage, analyze and secure enterprise data. The Company specializes in creating software that manages and protects enterprise data against insider threats, data breaches and cyberattacks by detecting and alerting on deviations from known behavioral baselines, identifying and mitigating exposures of sensitive data, and automating processes to secure enterprise data. Enterprise data under our scope is typically comprised of sensitive information that is stored in spreadsheets, emails, word processing documents, presentations, audio files, video files, text messages and any other data created by employees. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Through its products the DatAdvantage platform (including DatAlert), DataPrivilege, IDU Classification Framework, DatAnywhere, Data Transport Engine and DatAnswers, the software platform allows enterprises to protect sensitive data from insider threats and cyberattacks, and realize the value of their enterprise data in ways that are not resource-intensive and easy to implement.

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF, VSC and VIRE resell the Company’s products and services mainly in the UK, Germany, France and rest of Europe, Canada and Ireland, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

b.	Initial Public Offering

On March 5, 2014, the Company closed its IPO whereby 5,300,436 shares of common stock were sold by the Company to the public (inclusive of 500,436 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters). The aggregate net proceeds received by the Company from the offering were approximately $106,071, net of underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 15,082,141 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 122,572 shares of common stock. On March 13, 2014, all such warrants were exercised, in a net share settlement, resulting in the issuance of 107,217 shares of common stock.

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

Most of the revenues and costs of VSI are denominated in United States dollars (“dollars”). Some of the subsidiaries’ revenues and costs are primarily incurred in Euros, the Pound Sterling, Canadian dollars and NIS; however, the Company’s management believes that the dollar is the primary currency of the economic environment in which VSI and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

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

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries, VSL, VSUK, VSG, VSF, VSC and VIRE. All intercompany transactions and balances have been eliminated upon consolidation.

d.	Cash Equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

e.	Short-Term Deposits:

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bear interest at rates ranging from 0.55% - 1.11% and 0.30%-1.00%, per annum, as of December 31, 2016 and 2015, respectively. Deposits in NIS bear interest at a rate of 0.15% per annum as of December 31, 2016. The Company had no short-term deposits in NIS as of December 31, 2015. Short-term deposits are presented at cost which approximates market value due to their short maturities.

f.	Restricted Cash:

Restricted cash is primarily invested in certificates of deposit and is used mostly as security for the Company’s lease commitments.

The Company had no short-term restricted cash as of December 31, 2016 and 2015, respectively. The Company had long-term restricted cash in the amount of $488 and $468 as of December 31, 2016 and 2015, respectively.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2016, 2015 and 2014, no impairment losses have been recorded.

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

Professional services bundled with licensed software and other software related elements are not essential to the functionality of the other elements of the arrangement. Revenues allocable to the services are recognized as the services are performed or when the service term has expired, using VSOE for such services.

Deferred revenues represent unrecognized fees billed or collected for maintenance and professional services.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2016, 2015 and 2014, there were no returns from this reseller.

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

The fair value of options granted to employees and non-employee directors is estimated at the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2016	2015			2014
Dividend yield	0%		0%			0%
Expected volatility	62.1%		65%		60%	-	64%
Risk-free interest	1.42%	1.94	-	2.00%	1.97	-	2.30%
Expected life	6.25		6.25			6.25

The Company used its historical volatility in accordance with ASC 718. The computation of volatility uses historical volatility derived from the Company’s exchange traded shares. Expected term of options granted is calculated based on the simplified method, in accordance with SAB 110, (i.e., as the average between the vesting period and the contractual term of the options). The risk free interest rate assumption is the implied yield currently available on United States treasury zero-coupon issues with a remaining term equal to the expected life of the Company’s options. The dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts and may be subject to substantial change in the future. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

The non-cash compensation expenses related to employees and consultants for the years ended December 31, 2016, 2015 and 2014 amounted to $12,938, $7,794 and $4,664, respectively.

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

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecast to be incurred in currencies other than the U.S. dollar. A majority of the Company’s revenues and a majority of its operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the NIS.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of December 31, 2016		Liabilities as of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships—included in accrued expenses and other liabilities	$46,116	$(479)	$36,070	$(331)

For the years ended December 31, 2016 and 2015, the consolidated statements of operations reflect a gain of approximately $332 and a loss of $307, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the year ended December 31, 2016 and 2015.

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

VSUK makes available to certain eligible employees a pension plan whereby participants in the plan may elect to defer a portion of their earnings. VSUK matches 100% of each participant’s contributions up to a maximum of 3% of the participant’s net pay.

Total Company expenses related to retirement and severance pay amounted to $3,775, $3,085 and $2,651 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2016 and 2015, the Company was not a party to any ligation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

u.	Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12, 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company has decided not to early adopt this standard and is currently evaluating the impact of implementation of this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition: Customer Payments and Incentives”, which clarifies the guidance in recognizing costs for consideration given by a vendor to a customer as a component of cost of sales. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

NOTE 3:-	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2016	2015
Prepaid expenses	$2,871	$1,464
Government institutions & other receivables	369	507
Deferred charges (*)	256	474
Short-term deposits	122	136
Other	32	41
	$3,650	$2,622

(*) Deferred charges relate to lease incentive, see Note 6b.

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2016	2015
Cost:
Computer equipment	$7,800	$6,342
Office furniture and equipment	2,094	1,558
Leasehold improvements	7,459	5,884
	17,353	13,784
Accumulated depreciation	7,443	5,519
Property and equipment, net	$9,910	$8,265

Depreciation expenses for the years ended December 31, 2016, 2015 and 2014 were $2,180, $1,615 and $1,285, respectively.

NOTE 5:-	ACCRUED EXPENSES AND OTHER SHORT TERM LIABILITIES

	December 31,
	2016	2015
Employees	$12,306	$10,133
Accrued expenses	6,777	5,781
Government authorities and other	8,293	6,270
Foreign exchange forward contract derivatives	479	331
Other short term liabilities	624	514
	$28,479	$23,029

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2016-2026. The lease agreements of VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2017-2019.

Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2016 for the upcoming years were as follows:

Payments Due By Period
2017	$4,703
2018	4,355
2019	4,423
2020	3,456
2021	3,466
Thereafter	13,035
$33,438

Total rent expenses for the years ended December 31, 2016, 2015 and 2014 were $3,258, $4,296 and $2,986, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of December 31, 2016 was $1,509.

For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date of possession of the property to the end of the initial lease term. The Company records any differences between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate. Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date of possession of the property through the end of the initial lease term. The Company records the unamortized portion of tenant allowances as a part of deferred rent, in current liabilities or other long-term liabilities, as appropriate. At December 31, 2016 and 2015, deferred rent included $624 and $514, respectively, in current liabilities in the Company’s consolidated balance sheets, and deferred rent included $5,377 and $5,366, respectively, in long-term liabilities in the Company’s consolidated balance sheets.

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of December 31, 2016, that rate amounted to 3.60%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until May 15, 2017 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2016, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 7:-	FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2016 and 2015 by level within the fair value hierarchy (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial liabilities:
Forward foreign exchange contracts	—	(479)	—	(479)	—	(331)	—	(331)
Total financial liabilities	$—	$(479)	$—	$(479)	$—	$(331)	$—	$(331)

NOTE 8:-	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2016	2015	2016	2015
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	26,821,762	26,069,154

b.	Common stock rights:

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and will be increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. On January 1, 2016 and 2017, the share reserve under the 2013 Plan was automatically increased by 1,042,766 and 1,072,870 shares, respectively. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the year ended December 31, 2016 is as follows:

	Year ended December 31, 2016
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	2,782,560	$14.026	$21,337	6.246
Granted	135,000	$16.870
Exercised	(445,535)	$5.901
Forfeited	(83,677)	$27.126
Options outstanding at the end of the period	2,388,348	$15.243	$30,025	5.861
Vested and expected to vest	2,331,800	$15.074	$29,689	5.806
Options exercisable at the end of the period	1,752,416	$12.583	$26,473	5.119

A summary of employees’ stock options activities during the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31, 2015
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	4,080,611	$9.697	$95,855	6.092
Granted	191,200	$28.253
Exercised	(1,334,351)	$1.521
Forfeited	(154,900)	$25.265
Options outstanding at the end of the period	2,782,560	$14.026	$21,337	6.246
Vested and expected to vest	2,677,503	$13.623	$21,284	6.156
Options exercisable at the end of the period	1,794,249	$8.841	$20,496	5.035

The weighted average grant date fair values of options granted during the years ended December 31, 2016, 2015 and 2014 were $16.870, $28.637 and $14.087, respectively.

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

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 were $9,418, $27,885 and $4,800, respectively. As of December 31, 2016 and 2015, there were $3,380 and $11,779, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 1.774 and 2.416 years, respectively.

The options outstanding as of December 31, 2016 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$0.901	-	1.576	710,562	2.482	$1.317	710,562	2.482	$1.317
$6.230	-	8.800	89,373	4.963	$6.953	89,373	4.963	$6.953
$12.470	-	16.870	442,507	7.078	$13.812	279,863	6.163	$12.470
$19.510	-	21.660	546,959	7.622	$21.205	307,302	7.558	$21.200
$22.010	-	24.230	295,513	7.299	$22.278	191,891	7.289	$22.316
	$29.88		154,200	8.145	$29.880	70,684	8.145	$29.880
	$39.86		149,234	7.225	$39.860	102,741	7.225	$39.860
			2,388,348	5.861	$15.243	1,752,416	5.119	$12.583

The options outstanding as of December 31, 2015 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2015	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$0.901	-	1.576	978,178	2.923	$1.224	978,178	2.923	$1.224
$6.230	-	8.800	145,693	5.92	$6.786	137,391	5.895	$6.785
	$12.47		378,149	7.177	$12.470	261,065	7.159	$12.470
$19.510	-	21.660	640,743	8.609	$21.219	211,571	8.477	$21.237
$22.010	-	24.230	309,222	8.298	$22.293	127,326	8.280	$22.365
	$29.88		154,200	9.148	$29.880	—	0.000	$0.000
	$39.86		176,375	8.227	$39.860	78,718	8.227	$39.860
			2,782,560	6.246	$14.026	1,794,249	5.035	$8.841

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of December 31, 2016 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
February 2013	1,500	$12.470	1,344	February 2023
August 2013	4,188	$21.140	3,104	August 2023
October 2013	750	$24.230	547	October 2023
March 2014	13,100	$39.860	8,187	March 2024
May 2014	6,850	$22.010	3,704	May 2024
November 2014	10,246	$21.660	4,364	November 2024
May 2015	5,250	$19.510	1,750	May 2025
February 2016	2,500	$16.870	—	February 2026
	44,384		23,000

The Company’s outstanding options granted to consultants for services as of December 31, 2015 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
February 2013	3,000	$12.470	2,125	February 2023
August 2013	5,000	$21.140	2,917	August 2023
October 2013	823	$24.230	479	October 2023
March 2014	14,438	$39.860	6,422	March 2024
May 2014	8,700	$22.010	3,444	May 2024
August 2014	219	$21.000	354	August 2024
November 2014	12,000	$21.660	3,250	November 2024
May 2015	5,250	$19.510	—	May 2025
	49,430		18,991

e.	Restricted stock units:

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2016:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2016	643,506	$23.38
Granted	1,038,044	$19.67
Vested	(199,074)	$22.82
Forfeited	(83,349)	$20.21
Unvested as of December 31, 2016	1,399,127	$19.96

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2015:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2015	27,470	$21.00
Granted	685,065	$23.30
Vested	(36,789)	$19.90
Forfeited	(32,240)	$23.56
Unvested as of December 31, 2015	643,506	$23.38

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016, and will increase each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. On January 1, 2016 and 2017, the share reserve under the ESPP was automatically increased by 21,383 and 158,695 shares, respectively. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of revenues	$699	$419	$192
Research and development	3,052	1,954	1,198
Sales and marketing	6,104	3,041	2,478
General and administrative	3,083	2,380	796
Total	$12,938	$7,794	$4,664

NOTE 9:-	INCOME TAXES

a.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2016, the Company had net operating loss carry-forward for federal, state and foreign tax purposes of approximately $30,577, $35,792 and $1,686, respectively. If not utilized, these carryforwards will expire starting in 2027, 2019 and indefinitely for federal, state and foreign tax purposes, respectively. Included in the net operating loss carryforwards are $20,974 and $15,602 of federal and state net operating loss carryforwards, respectively, associated with a windfall tax benefit that will be recorded as additional paid in capital when realized. In addition, as of December 31, 2016, the Company had federal research credit, retention credit and foreign tax credit carryforwards of approximately $2,565, $24 and $177, respectively. If not utilized, the federal tax carryforwards will begin to expire in 2032, 2031 and 2021, respectively. The Company also has credits in Israel totaling $264. These credits have no expiration date. Utilization of U.S. net operating losses and credits may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization and, in the event we have a change of ownership, utilization of the carryforwards could be restricted.

b.	Loss before taxes on income is comprised as follows:

	Year ended December 31,
	2016	2015	2014
Domestic	$(16,898)	$(20,098)	$(15,606)
Foreign	319	(499)	(3,416)
	$(16,579)	$(20,597)	$(19,022)

c.	Taxes on income (loss) are comprised as follows:

	Year ended December 31,
	2016	2015	2014
Domestic:
Federal	$92	$—	$—
State	109	85	16
Foreign	930	601	360
	$1,131	$686	$376

d.	Deferred income taxes:

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

	December 31,
	2016	2015
Carry forward losses and credits	$6,294	$9,220
Deferred revenues	16,774	12,223
Accrued payroll, commissions, vacation	2,078	1,247
Allowance for doubtful accounts	43	88
Accrued severance pay	372	328
Other	2,939	2,393
Net deferred tax assets before valuation allowance	28,500	25,499
Valuation allowance	(28,500)	(25,499)
Net deferred tax assets	$—	$—

e.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended December 31,
	2016	2015	2014
Loss before taxes, as reported in the consolidated statements of operations	$(16,579)	$(20,597)	$(19,022)
Statutory tax rate	34%	34%	34%
Theoretical tax benefits on the above amount at the US statutory tax rate	$(5,637)	$(7,003)	$(6,468)
Income tax at rate other than the U.S. statutory tax rate	68	333	993
Tax advances and non-deductible expenses including equity based compensation expenses	4,298	1,061	1,296
Operating losses and other temporary differences for which valuation allowance was provided	3,001	6,558	4,596
Research and Development Tax Credit	(1,182)	-	-
State tax	(536)	(477)	(409)
Impact of rate change	(360)	(82)	49
Change in tax reserve for uncertain tax positions	1,209	320	308
Other individually immaterial income tax items	270	(24)	11
Actual tax expense	$1,131	$686	$376

f.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2016 and 2015 are as follows:

Gross unrecognized tax benefits as of January 1, 2015	$577
Increase/decrease in tax position for prior years	460
Decrease for lapse of statute of limitations	(140)
Gross unrecognized tax benefits as of December 31, 2015	897
Increase/decrease in tax position for current year	992
Increase/decrease in tax position for prior years	217
Gross unrecognized tax benefits as of December 31, 2016	$2,106

There was $2,106 of unrecognized income tax benefits that, if recognized, approximately $1,593 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $33 as of December 31, 2016.

g.	Foreign taxation:

1. Israeli tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

Conditions for entitlement to the benefits:

The benefits available to a Beneficiary Enterprise relate only to taxable income attributable to the specific investment program and are conditioned upon terms stipulated in the Investment Law and the related regulations and the criteria set forth in the applicable certificate of approval (for a Beneficiary Enterprise). If VSL does not fulfill these conditions, in whole or in part, the benefits can be cancelled, and VSL may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest.

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

2. Undistributed earnings of foreign subsidiaries:

As of December 31, 2016, approximately $2,492 of undistributed earnings from non-U.S. operations held by the Company’s foreign subsidiaries and the Beneficiary Enterprise of VSL are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

h.	Tax assessments:

We have not been audited by the Internal Revenue Service but are under current audit in various states for tax years 2009 through 2012. As of December 31, 2016, our federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

In January 2017, the Israeli Tax Authorities initiated a tax assessment audit on VSL for the years 2013-2015. The Company believes it has valid arguments to support its positions and intends to defend against any tax assessment. The Company has recorded a provision with respect to its uncertain tax positions in accordance with ASC 740.

The Company has final tax assessments for VSL in Israel through 2012, VSUK in UK through 2012 and VSF in France through 2012.

VSG in Germany and VSC in Canada do not have final tax assessments since their respective inceptions.

NOTE 10:-	FINANCIAL EXPENSES, NET

	Year ended December 31,
	2016	2015	2014
Financial income:
Interest on bank deposits	$520	$330	$188
	520	330	188
Financial expenses:
Deferred charges	—	—	187
Bank charges	149	95	109
Foreign currency transactions loss, net	1,224	1,711	1,591
Other	32	47	15
	(1,405)	(1,853)	(1,902)
	$(885)	$(1,523)	$(1,714)

NOTE 11:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Year ended December 31,
	2016	2015	2014
Revenues based on customer’s location:
United States	$100,281	$73,343	$56,910
EMEA (*)	52,410	44,994	35,809
Rest of the World	11,765	8,873	8,629
Total revenues	$164,456	$127,210	$101,348

(*)	Sales to customers in France accounted for $17,129, $13,570 and $10,419 for the years ended December 31, 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016, 2015 and 2014, there were no sales to a single customer exceeding 10% of the Company’s revenues.

	December 31,
	2016	2015
Long-lived assets by geographic region:
United States	$7,664	$6,419
Israel	1,827	1,607
Other	419	239
	$9,910	$8,265

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	2015 Employee Stock Purchase Plan

10.6(9)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.8(11)†	Employment Agreement by and between Varonis Systems Ltd. and Gili Iohan, dated as of August 21, 2015

10.9(12)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.10(13)†	Employment Agreement by and between the Company and Eric Mann, dated as of January 7, 2016

10.11(14)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.12(15)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.13(16)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.14(17)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of the Document

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

_______________

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2016 and incorporated herein by reference.
(12)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(15)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(16)	Filed as Exhibit 10.14 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(17)	Filed as Exhibit 10.15 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

February 9, 2017	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

February 9, 2017	By:	/s/ Gili Iohan
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

Signature	Title	Date

/s/ Yakov Faitelson Yakov Faitelson	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 9, 2017

/s/ Ohad Korkus Ohad Korkus	Chief Technology Officer and Director	February 9, 2017

/s/ Gili Iohan Gili Iohan	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	February 9, 2017

/s/ Kevin Comolli Kevin Comolli	Director	February 9, 2017

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Director	February 9, 2017

/s/ Thomas F. Mendoza Thomas F. Mendoza	Director	February 9, 2017

/s/ Ofer Segev Ofer Segev	Director	February 9, 2017

/s/ Rona Segev-Gal Rona Segev-Gal	Director	February 9, 2017

/s/ Fred Van Den Bosch Fred Van Den Bosch	Director	February 9, 2017

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	2015 Employee Stock Purchase Plan

10.6(9)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.8(11)†	Employment Agreement by and between Varonis Systems Ltd. and Gili Iohan, dated as of August 21, 2015

10.9(12)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.10(13)†	Employment Agreement by and between the Company and Eric Mann, dated as of January 7, 2016

10.11(14)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.12(15)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.13(16)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.14(17)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

_______________

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2016 and incorporated herein by reference.
(12)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(15)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(16)	Filed as Exhibit 10.14 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(17)	Filed as Exhibit 10.15 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.