Form 10-Q
period 2017-03-31
VARONIS SYSTEMS INC
filed 2017-05-05
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 3, 2017, there were 27,216,804 shares of Common Stock, par value $0.001 per share, outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,070	$48,315
Short-term deposits	70,250	65,493
Trade receivables (net of allowance for doubtful accounts of $429 and $372 at March 31, 2017 and December 31, 2016, respectively)	27,466	53,861
Prepaid expenses and other current assets	7,792	3,650
Total current assets	156,578	171,319

Long-term assets:
Other assets	778	609
Property and equipment, net	10,786	9,910
Total long-term assets	11,564	10,519
Total assets	$168,142	$181,838

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$1,582	$1,288
Accrued expenses and other short term liabilities	21,579	28,479
Deferred revenues	54,576	58,478
Total current liabilities	77,737	88,245

Long-term liabilities:
Deferred revenues	4,261	3,562
Severance pay	1,445	1,664
Other liabilities	5,429	5,628
Total long-term liabilities	11,135	10,854

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2017 and December 31, 2016; Issued and outstanding: 27,204,790 shares at March 31, 2017 and 26,821,762 shares at December 31, 2016	27	27
Accumulated other comprehensive income (loss)	1,645	(479)
Additional paid-in capital	197,237	189,335
Accumulated deficit	(119,639)	(106,144)
Total stockholders’ equity	79,270	82,739
Total liabilities and stockholders’ equity	$168,142	$181,838

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Licenses	$19,155	$13,844
Maintenance and services	21,225	16,626
Total revenues	40,380	30,470

Cost of revenues	4,672	3,496

Gross profit	35,708	26,974

Operating costs and expenses:
Research and development	10,409	8,837
Sales and marketing	30,811	24,364
General and administrative	5,513	4,562
Total operating expenses	46,733	37,763

Operating loss	(11,025)	(10,789)
Financial income, net	469	645

Loss before income taxes	(10,556)	(10,144)
Income taxes	(323)	(206)

Net loss	$(10,879)	$(10,350)

Net loss per share of common stock, basic and diluted	$(0.40)	$(0.40)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	26,951,205	26,117,073

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(10,879)	$(10,350)

Other comprehensive income:
Unrealized gains on derivative instruments	2,124	1,224

Total other comprehensive income	2,124	1,224

Comprehensive loss	$(8,755)	$(9,126)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,879)	$(10,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	622	497
Stock-based compensation	4,404	2,624

Changes in assets and liabilities:
Trade receivables	26,395	23,036
Prepaid expenses and other current assets	(2,497)	(648)
Trade payables	294	(1,910)
Accrued expenses and other short term liabilities	(6,421)	(4,580)
Severance pay	(219)	(4)
Deferred revenues	(3,203)	(2,702)
Other long term liabilities	(199)	(521)

Net cash provided by operating activities	8,297	5,442

Cash flows from investing activities:
Increase in short-term deposit	(4,757)	(250)
Increase in long-term deposits	(140)	-
Increase in restricted cash	(29)	(17)
Purchase of property and equipment	(1,498)	(722)

Net cash used in investing activities	(6,424)	(989)

Cash flows from financing activities:
Proceeds from employee stock plans, net	882	761
Net cash provided by financing activities	882	761
Increase in cash and cash equivalents	2,755	5,214
Cash and cash equivalents at beginning of period	48,315	49,241
Cash and cash equivalents at end of period	$51,070	$54,455

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	$66

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.	Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has seven wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited incorporated under the laws of Ireland on November 11, 2016; and Varonis Systems (Australia) Pty Ltd (“VSA”) incorporated under the laws of Victoria, Australia on February 28, 2017.

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

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF, VSC and VSA resell the Company’s products and services mainly in the UK, Germany, France and rest of Europe, Canada and Australia, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016 filed with the SEC on February 9, 2017 (the “2016 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2016 included in the 2016 Form 10-K, except as follows:

During the three months ended March 31, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”) on a modified, retrospective basis. ASU 2016-09 permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation: to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified, retrospective basis with a cumulative-effect adjustment to retained earnings of $2,616 (which increased the accumulated deficit) as of January 1, 2017.

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Approximately $7,131 of federal net operating losses and $718 of state net operating losses, neither of which was included in the deferred tax assets recognized in the statement of financial position as of December 31, 2016, have been attributed to tax deduction for stock-based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets will be recognized on a modified, retrospective basis as of the start of the year in which the ASU 2016-09 is adopted; in this case as of January 1, 2017. The U.S. federal and state net operating losses and credits that were recognized as of January 1, 2017 have been offset by a valuation allowance. As a result, there is no cumulative-effect adjustment to retained earnings as of March 31, 2017.

Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The Company is now required to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company adopted this change prospectively.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of March 31, 2017 (unaudited)		Liabilities as of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other short term liabilities	$35,508	$1,645	$46,116	$(479)

For the three months ended March 31, 2017, the unaudited consolidated statements of operations reflect a gain of approximately $265 related to the effective portion of foreign currency forward contracts. For the three months ended March 31, 2016, the unaudited consolidated statements of operations reflect a loss of approximately $72 related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the three months ended March 31, 2017 and 2016.

d	Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12, 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company has begun to evaluate the effect the new revenue recognition standard will have on its consolidated financial statements and related disclosures but has not completed its evaluation and implementation process. The Company intends to complete this process in 2017 and will adopt the new standard on January 1, 2018, using the full retrospective method. Based on its preliminary evaluation to date, the Company believes adoption of the new standard may have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect of the guidance on its consolidated financial statements.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2017.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	As of March 31, 2017 (unaudited)				As of December 31, 2016
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Forward foreign exchange contracts	–	1,645	–	1,645	–	–	–	–
Financial liabilities:
Forward foreign exchange contracts	–	–	–	–	–	(479)	–	(479)
Total financial assets (liabilities)	$–	$1,645	$–	$1,645	$–	$(479)	$–	$(479)

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2017 - 2026. The lease agreement of VSL includes extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2017 – 2020.

Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2017 for the upcoming years were as follows:

(unaudited)

2017	$3,828
2018	4,706
2019	4,764
2020	3,462
2021	3,472
Thereafter	13,041

$33,273

Total rent expenses for the three months ended March 31, 2017 and the year ended December 31, 2016 were $883 and $3,258, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of March 31, 2017 was $1,315.

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

c.	Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of March 31, 2017, that rate amounted to 3.85%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until May 15, 2017 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2017, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

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

 A summary of employees’ stock options activities during the three months ended March 31, 2017 is as follows:

	Three Months Ended March 31, 2017 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2017	2,388,348	$15.243	$30,025	5.861
Granted	-	$-
Exercised	(126,070)	$7.417
Forfeited	(5,749)	$26.634

Options outstanding as of March 31, 2017	2,256,529	$15.654	$37,625	5.689

Options exercisable at the end of the period	1,750,759	$13.536	$32,869	5.113

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the three months ended March 31, 2017 was $2,690.

b.	The options outstanding as of March 31, 2017 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of March 31, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$1.039	-	$1.576	640,966	2.183	$1.323	640,966	2.183	$1.323
$6.230	-	8.800	82,174	4.732	$6.991	82,174	4.732	$6.991
$12.470	-	16.870	413,768	6.897	$13.906	305,515	6.282	$12.997
$19.510	-	21.660	529,192	7.392	$21.205	326,929	7.340	$21.202
$22.010	-	24.230	288,474	7.050	$22.287	203,947	7.040	$22.327
	$29.880		154,200	7.899	$29.880	80,322	7.899	$29.880
	$39.860		147,755	6.978	$39.860	110,906	6.978	$39.860

			2,256,529	5.689	$15.654	1,750,759	5.113	$13.536

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of March 31, 2017 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,188	$21.140	3,297	August 2023
March 2014	13,100	$39.860	9,727	March 2024
May 2014	6,387	$22.010	4,261	May 2024
November 2014	9,821	$21.660	5,390	November 2024
May 2015	5,000	$19.510	2,294	May 2025
February 2016	2,500	$16.870	675	February 2026

	42,496		27,144

d.	Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2017 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2017	1,399,127	$19.96
Granted	898,950	$28.17
Vested	(241,931)	$20.23
Forfeited	(15,787)	$22.05
Unvested balance – March 31, 2017	2,040,359	$24.18

e.	As of March 31, 2017, there was $6,203 and $46,547 of total unrecognized compensation cost related to unvested employee stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 1.565 and 3.400 years for stock options and restricted stock units, respectively.

f.	2015 Employee Stock Purchase Plan

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in thousands)

Cost of revenues	$227	$146
Research and development	1,130	665
Sales and marketing	2,059	1,175
General and administrative	988	638

Total	$4,404	$2,624

Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. There are 4,339,384 and 4,202,714 potentially dilutive shares from the conversion of outstanding RSUs and stock options that were not included in the calculation of diluted net loss per share as of March 31, 2017 and 2016, respectively.

NOTE 5:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in thousands)

Revenues based on customer’s location:
United States	$24,409	$17,515
EMEA (*)	13,241	10,497
Rest of World	2,730	2,458

Total revenues	$40,380	$30,470

(*)       Sales to customers in the UK accounted for $4,389 of the Company’s revenues for the three months ended March 31, 2017. Sales to customers in France accounted for $3,150 of the Company’s revenues for the three months ended March 31, 2016.

	March 31, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$7,603	$7,664
Israel	2,748	1,827
Other	435	419

	$10,786	$9,910

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

Overview

We provide an innovative software platform that allows enterprises to manage, analyze and secure enterprise data. We specialize in creating software that manages and protects enterprise data against insider threats, data breaches and cyberattacks by detecting and alerting on deviations from known behavioral baselines, identifying and mitigating exposures of sensitive data and automating processes to secure enterprise data. Enterprise data under our scope is typically comprised of sensitive information that is stored in spreadsheets, emails, word processing documents, presentations, audio files, video files, text messages and any other data created by employees. This data often contains an enterprise’s financial information, product plans, strategic initiatives, intellectual property and numerous other forms of vital information. Our proprietary technology platform extracts critical metadata, or data about data, from an enterprise’s IT infrastructure and uses this contextual information to map functional relationships among employees, data objects, content and usage. IT and business personnel deploy our software for a variety of use cases, including data governance, security, management, archiving and information collaboration.

We have been a pioneer in developing a software platform that allows enterprises to realize the value of their data in ways that are not resource-intensive and are easy to implement. The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and subsequently valuable. Similarly, our software creates advanced searchable data structures and provides real-time intelligence about an enterprise’s massive volumes of data, making data more valuable to the organization.

We started operations in 2005 with a vision to make enterprise data more secure, manageable, accessible and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In 2014, we introduced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. In 2015, we enhanced our DatAdvantage, DataPrivilege and IDU Classification offerings; with DatAdvantage support for the following Microsoft Office 365 data stores: Exchange online, SharePoint online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; and with IDU Classification Framework for UNIX, SharePoint online and OneDrive. In 2016, we enhanced our DatAdvantage offerings with additional Office 365 support; DatAnswers support for SharePoint Online and OneDrive; and introduced a new web UI for DatAlert for comprehensive security management and threat detection. We added additional user behavior analytics driven threat models to DatAlert to significantly enhance our detection of insider threats, including potential disgruntled employees, rogue administrators, hijacked accounts and malware, such as ransomware. We also established a behavioral research laboratory where a dedicated team of security experts and data scientists from Varonis continually introduce new behavior-based threat models to DatAlert.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, and, as of March 31, 2017, approximately 49% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for the three months ended March 31, 2017 and 2016 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having more dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. We target customers of all sizes, in all industries and all geographies. As of March 31, 2017, we had more than 5,500 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three months ended March 31, 2017, approximately 60% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 33% of our revenues and Rest of World (“ROW”) accounted for approximately 7% of our revenues. Growth in the US was particularly strong, increasing 39% for the three months ended March 31, 2017 as compared to the comparable period in the prior year. In EMEA, growth for the three months ended March 31, 2017 was 26% as compared to the comparable period in the prior year. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of March 31, 2017 and 2016, 93.1% and 92.4% of our customers, respectively, had purchased DatAdvantage; 15.8%, and 16.8% of our customers, respectively, had purchased DataPrivilege; 36.5%, and 31.3% of our customers, respectively, had purchased IDU Classification Framework; and 5.7% and 4.6% of our customers, respectively, had purchased Data Transport Engine. As of March 31, 2017 and 2016, 44.0% and 47.0% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.4% of our customers made standalone purchases of DataPrivilege. As of March 31, 2017, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. License sales accounted for 47.4% and 45.4% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended March 31, 2017 and 2016, our revenues were $40.4 million and $30.5 million, respectively, representing year-over-year growth of 33%. For the three months ended March 31, 2017 and 2016, we had operating losses of $11.0 million and $10.8 million and net losses of $10.9 million and $10.4 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the three months ended March 31, 2017 and 2016 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	47.4%	45.4%
Maintenance and services	52.6	54.6
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of March 31, 2017, we had more than 5,500 customers across a broad array of company sizes and industries located in over 70 countries.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and net interest. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. The United Kingdom’s decision to exit the European Union (“Brexit”), as well as other member countries public discussions about the possibility of also withdrawing, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Net interest represents interest income received on our cash, cash equivalents and short-term deposits.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2017 and 2016 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2017	2016
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$19,155	$13,844
Maintenance and services	21,225	16,626
Total revenues	40,380	30,470
Cost of revenues	4,672	3,496
Gross profit	35,708	26,974
Operating costs and expenses:
Research and development	10,409	8,837
Sales and marketing	30,811	24,364
General and administrative	5,513	4,562
Total operating expenses	46,733	37,763
Operating loss	(11,025)	(10,789)
Financial income, net	469	645
Loss before income taxes	(10,556)	(10,144)
Income taxes	(323)	(206)
Net loss	$(10,879)	$(10,350)

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	47.4%	45.4%
Maintenance and services	52.6	54.6
Total revenues	100.0	100.0
Cost of revenues	11.6	11.5
Gross profit	88.4	88.5

Operating costs and expenses:
Research and development	25.8	29.0
Sales and marketing	76.2	79.9
General and administrative	13.7	15.0
Total operating expenses	115.7	123.9

Operating loss	(27.3)	(35.4)
Financial income, net	1.2	2.1
Loss before income taxes	(26.1)	(33.3)
Income taxes	(0.8)	(0.7)
Net loss	(26.9)%	(34.0)%

Revenues

	Three Months Ended March 31,
	2017	2016	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$19,155	$13,844	38.4%
Maintenance and services	21,225	16,626	27.7%
Total revenues	$40,380	$30,470	32.5%

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	47.4%	45.4%
Maintenance and services	52.6%	54.6%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 187 new customers in the three months ended March 31, 2017 compared to the aggregate sales from 223 new customers in the three months ended March 31, 2016. As of March 31, 2017 and 2016, we had more than 5,500 and more than 4,550 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended March 31, 2017 and 2016, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2017, 53% was attributable to revenues from new customers, and 47% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2016, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. As of March 31, 2017 and 2016, 49% and 45%, respectively, of our customers had purchased two or more product families.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2017	2016	% Change
	(unaudited) (in thousands)
Cost of revenues	$4,672	$3,496	33.6%

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenues)
Total gross margin	88.4%	88.5%

The increase in cost of revenues was primarily related to an increase of $1.1 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Three Months Ended March 31,
	2017	2016	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$10,409	$8,837	17.8%
Sales and marketing	30,811	24,364	26.5%
General and administrative	5,513	4,562	20.8%
Total operating expenses	$46,733	$37,763	23.8%

	Three Months Ended March 31,
	2017	2016
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	25.8%	29.0%
Sales and marketing	76.2%	79.9%
General and administrative	13.7%	15.0%
Total operating expenses	115.7%	123.9%

The increase in research and development expenses was primarily related to an increase of $1.6 million in salaries and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $5.6 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $0.3 million of the increase was related to training and education of our sales force.

The increase in general and administrative expenses was primarily related to an increase of $0.7 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business and an increase of $0.3 million of other expenses predominately relating to IT.

Financial Income, Net

	Three Months Ended March 31,
	2017	2016	% Change
	(unaudited)
	(in thousands)
Financial income, net	$469	$645	(27.3)%

Financial income, net for the three months ended March 31, 2017 and 2016 was primarily due to foreign currency gains.

Income Taxes

	Three Months Ended March 31,
	2017	2016	% Change
	(unaudited)
	(in thousands)
Income taxes	$(323)	$(206)	56.8%

Income taxes for the three months ended March 31, 2017 and 2016 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$8,297	$5,442
Net cash used in investing activities	(6,424)	(989)
Net cash provided by financing activities	882	761
Increase in cash and cash equivalents	$2,755	$5,214

On March 31, 2017, our cash and cash equivalents and short-term deposits of $121.3 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2017, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products and the continuing market acceptance of our software offerings.

Operating Activities

Net cash provided by operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and stock-based compensation, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and services and deferred revenues which represent unearned amounts billed to our channel partners, related to these sales.

For the three months ended March 31, 2017, cash inflows from our operating activities were $8.3 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last four weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. This pattern was observed for the three months ended March 31, 2017, and the resulting decrease in account receivable provided a $26.4 million source of cash. Our days’ sales outstanding (“DSO”) for the three months ended March 31, 2017 was 66 days. For the three months ended March 31, 2017, the $0.3 million increase in trade payables provided an additional source of cash inflows. This was partially offset by our net loss excluding non-cash charges of $5.9 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $6.4 million decrease in accrued expenses and other short term liabilities, a $3.2 million decrease in deferred revenues, a $2.5 million increase in prepaid expenses and a $0.4 million decrease in severance and other long term liabilities.

For the three months ended March 31, 2016, cash inflows from our operating activities were $5.4 million. For the three months ended March 31, 2016, sources of cash inflows were from changes in our working capital, including a $23.0 million decrease in accounts receivable reflecting the seasonal pattern discussed above. Our DSO was 80 days for the three months ended March 31, 2016. This was partially offset by our net loss of $7.3 million, which excludes non-cash charges. Our net loss was primarily driven by increased headcount of our sales force and R&D personnel. Additional sources of cash outflows included a $4.6 million decrease in accrued expenses and other short term liabilities, a $2.7 million decrease in deferred revenues, a $1.9 million decrease in accounts payable, a $0.6 million increase in prepaid and other current assets and a $0.5 million decrease in other long term liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, maturities and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2017, net cash used in investing activities of $6.4 million was primarily attributable to a $4.8 million increase in short-term deposits and $1.5 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the three months ended March 31, 2016, net cash used in investing activities of $1.0 million was primarily attributable to $0.7 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space and an increase of $0.3 million in short-term deposits.

Financing Activities

For the three months ended March 31, 2017 and 2016, net cash provided by financing activities of $0.9 million and $0.8 million, respectively, was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%. As of March 31, 2017, that rate amounted to 3.85%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until May 15, 2017 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2017, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2017 for the upcoming years were as follows:

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations	$3,828	$4,706	$4,764	$3,462	$3,472	$13,041	$33,723

We have obligations related to unrecognized tax benefit liabilities totaling $1.8 million and for severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We have begun to evaluate the effect the new revenue recognition standard will have on our consolidated financial statements and related disclosures but have not completed our evaluation and implementation process. We intend to complete this process in 2017 and will adopt the new standard on January 1, 2018, using the full retrospective method. Based on our preliminary evaluation to date, we believe adoption of the new standard may have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating whether to early adopt this standard and the potential effect of the guidance on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended March 31, 2017 and 2016 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $121.3 million as of March 31, 2017. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of March 31, 2017, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $164.5 million in 2016. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 1,148 as of March 31, 2017. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we augment our functionality with insider threat detection and user behavior analytics, we may face increased perceived and real competition with other security technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including a net loss of $10.9 million for the three months ended March 31, 2017 and net losses of $17.7 million, $21.3 million and $19.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in Europe, which accounted for approximately one-third of our revenues in 2016 and for the three months ended March 31, 2017, and where we have experienced inconsistent growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2016 and for the three months ended March 31, 2017, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2015 and 2016 and for the three months ended March 31, 2017 was over 90%.

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

In 2016 and for the three months ended March 31, 2017, we generated substantially all of our revenues from sales of licenses for four of our current product families, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of April 30, 2017, we had 39 issued patents in the United States and 45 pending U.S. patent applications. We also had ten patents issued and 65 applications pending for examination in non-U.S. jurisdictions, and 40 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in the United States. For the years ended December 31, 2016, and three months ended March 31, 2017, approximately 61% and 60%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;
•	increased management travel, infrastructure and legal compliance costs associated with having multiple international operations;
•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;
•	variations in economic or political conditions between each country or region;
•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;
•	uncertainty around how Brexit will impact its access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business;
•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;
•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad;
•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes; and
•	uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships under the administration of U.S. President Donald J. Trump.

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars and NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. In June 2016, the United Kingdom voted to exit the European Union in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is currently expected to continue in the short term as the United Kingdom negotiates its exit from the European Union which is scheduled to occur by the end of March 2019. Brexit and the withdrawal of the United Kingdom from the European Union, as well as other member countries public discussions about the possibility of withdrawing from the European Union, may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through May 3, 2017. On May 3, 2017, the closing price of our common stock was $31.95. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results or those of our competitors;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;
•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in in certain categories of companies or the overall stock market, including as a result of trends in the global economy;
•	changes in accounting principles;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of any of our key personnel;
•	lawsuits threatened or filed against us;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	changing legal or regulatory developments in the United States and other countries; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts or their expectations regarding our performance on a quarterly or annual basis. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline. If we fail to meet one or more of these analysts' published expectations regarding our performance on a quarterly basis, our stock price or trading volume could decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

As of March 31, 2017, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 4.3 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

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

We will remain an “emerging growth company” until the earliest of (i) December 31, 2019, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

May 5, 2017	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

May 5, 2017	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File 333-191840) with the SEC on October 22, 2013 and incorporated herein by reference.