Form 10-Q
period 2017-09-30
VARONIS SYSTEMS INC
filed 2017-11-03
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At November 1, 2017, there were 27,838,749 shares of Common Stock, par value $0.001 per share, outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,478	$48,315
Short-term investments	74,963	65,493
Trade receivables (net of allowance for doubtful accounts of $575 and $372 at September 30, 2017 and December 31, 2016, respectively)	44,680	53,861
Prepaid expenses and other current assets	5,500	3,650
Total current assets	178,621	171,319

Long-term assets:
Other assets	861	609
Property and equipment, net	11,512	9,910
Total long-term assets	12,373	10,519
Total assets	$190,994	$181,838

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$1,366	$1,288
Accrued expenses and other short term liabilities	32,166	28,479
Deferred revenues	58,383	58,478
Total current liabilities	91,915	88,245

Long-term liabilities:
Deferred revenues	5,047	3,562
Severance pay	1,705	1,664
Other liabilities	5,283	5,628
Total long-term liabilities	12,035	10,854

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2017 and December 31, 2016; Issued and outstanding: 27,826,524 shares at September 30, 2017 and 26,821,762 shares at December 31, 2016	28	27
Accumulated other comprehensive income (loss)	1,009	(479)
Additional paid-in capital	213,995	189,335
Accumulated deficit	(127,988)	(106,144)
Total stockholders’ equity	87,044	82,739
Total liabilities and stockholders’ equity	$190,994	$181,838

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Licenses	$29,409	$22,591	$76,984	$58,177
Maintenance and services	24,192	18,346	67,171	51,870
Total revenues	53,601	40,937	144,155	110,047

Cost of revenues	5,436	4,116	14,986	11,333

Gross profit	48,165	36,821	129,169	98,714

Operating costs and expenses:
Research and development	11,903	9,290	33,810	27,033
Sales and marketing	32,802	26,410	96,173	77,607
General and administrative	6,711	5,051	18,806	14,379
Total operating expenses	51,416	40,751	148,789	119,019

Operating loss	(3,251)	(3,930)	(19,620)	(20,305)
Financial income (expenses), net	622	(187)	2,041	(146)

Loss before income taxes	(2,629)	(4,117)	(17,579)	(20,451)
Income taxes	(685)	(272)	(1,649)	(781)

Net loss	$(3,314)	$(4,389)	$(19,228)	$(21,232)

Net loss per share of common stock, basic and diluted	$(0.12)	$(0.17)	$(0.70)	$(0.81)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	27,595,461	26,492,313	27,292,216	26,294,936

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(3,314)	$(4,389)	$(19,228)	$(21,232)

Other comprehensive income (loss):
Unrealized gains (losses) on short term investments	7	-	(3)	-
Unrealized gains (losses) on derivative instruments	(1,126)	331	1,491	710

Total other comprehensive income (loss)	(1,119)	331	1,488	710

Comprehensive loss	$(4,433)	$(4,058)	$(17,740)	$(20,522)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,228)	$(21,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,970	1,610
Stock-based compensation	14,445	9,455
Capital gain from disposal of fixed assets	(14)	(2)

Changes in assets and liabilities:
Trade receivables	9,181	17,311
Prepaid expenses and other current assets	(838)	(930)
Trade payables	78	(1,668)
Accrued expenses and other short term liabilities	4,167	(502)
Severance pay	41	28
Deferred revenues	1,390	402
Other long term liabilities	(346)	64

Net cash provided by operating activities	10,846	4,536

Cash flows from investing activities:
Increase in short-term investments	(9,473)	(13,250)
Increase in long-term deposits	(209)	(27)
Increase in restricted cash	(43)	(41)
Proceeds on sales of property and equipment	14	2
Purchase of property and equipment	(3,572)	(2,576)

Net cash used in investing activities	(13,283)	(15,892)

Cash flows from financing activities:
Proceeds from employee stock plans, net	7,600	3,803
Net cash provided by financing activities	7,600	3,803
Increase (decrease) in cash and cash equivalents	5,163	(7,553)
Cash and cash equivalents at beginning of period	48,315	49,241
Cash and cash equivalents at end of period	$53,478	$41,688

Supplemental disclosure of non-cash flow information:
Deferred rent fixed asset additions	$-	$37

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$278	$133

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months, and, as of September 30, 2017, the Company had entered into such contracts until January 2018. The Company does not enter into derivative financial instruments for trading purposes.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of September 30, 2017 (unaudited)		Liabilities as of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other short term liabilities	$13,531	$1,012	$46,116	$(479)

For the three and nine months ended September 30, 2017, the unaudited consolidated statements of operations reflect a gain of approximately $774 and $1,692, respectively, related to the effective portion of foreign currency forward contracts. For the three and nine months ended September 30, 2016, the unaudited consolidated statements of operations reflect a gain of approximately $171 and $253, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the three and nine months ended September 30, 2017 and 2016.

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

	As of September 30, 2017 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$46,796	$-	$-	$46,796
Money market funds	6,682	-	-	6,682
Total	$53,478	$-	$-	$53,478

Short-term investments
US Treasury securities	$39,830	$2	$(5)	$39,827
Term bank deposits	35,136	-	-	35,136
Total	$74,966	$2	$(5)	$74,963

All the US Treasury securities in short-term investments have a stated effective maturity of less than 12 months as of September 30, 2017.

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$42,175	$-	$-	$42,175
Money market funds	6,140	-	-	6,140
Total	$48,315	$-	$-	$48,315

Short-term investments
Term bank deposits	$65,493	-	-	$65,493
Total	$65,493	$-	$-	$65,493

The gross unrealized loss related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.

e. Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12, 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company is in the process of evaluating the effect the new revenue recognition standard will have on its consolidated financial statements and related disclosures. The Company intends to complete this process in 2017 and will adopt the new standard on January 1, 2018, using the full retrospective method. Based on its evaluation to date, the Company believes adoption of the new standard may have a material impact on its consolidated financial statements. The Company will also consider the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs” under the new standard. Under ASC 340-40, it would be required to capitalize and amortize incremental costs of obtaining a contract such as sales commissions.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2017.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	As of September 30, 2017 (unaudited)				As of December 31, 2016
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	6,682	–	–	6,682	6,140	–	–	6,140
Short-term investments:
US Treasury securities	39,827	–	–	39,827	–	–	–	–
Term bank deposits	35,136	–	–	35,136	65,493	–	–	65,493
Other current assets:
Forward foreign exchange contracts	–	1,012	–	1,012	–	–	–	–
Financial liabilities:
Forward foreign exchange contracts	–	–	–	–	–	(479)	–	(479)
Total financial assets (liabilities)	$81,645	$1,012	$–	$82,657	$71,633	$(479)	$–	$71,154

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

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

Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2017 for the upcoming years were as follows:

(unaudited)

2017	$1,629
2018	5,801
2019	5,643
2020	3,310
2021	3,508
Thereafter	13,074
$32,965

Total rent expenses for the nine months ended September 30, 2017 and the year ended December 31, 2016 were $2,903 and $3,258, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of September 30, 2017 was $927.

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

c. Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of September 30, 2017, that rate amounted to 4.10%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2017, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

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

A summary of employees’ stock options activities during the nine months ended September 30, 2017 is as follows:

	Nine Months Ended September 30, 2017 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2017	2,388,348	$15.243	$30,025	5.861
Granted	-	$-
Exercised	(563,461)	$10.689
Forfeited	(88,536)	$20.319

Options outstanding as of September 30, 2017	1,736,351	$16.451	$44,188	5.169

Options exercisable at the end of the period	1,467,826	$15.116	$39,315	4.808

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the exercise period. Total intrinsic value of options exercised for the nine months ended September 30, 2017 was $13,993.

b. The options outstanding as of September 30, 2017 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of September 30, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$1.039	-	$1.576	474,009	1.585	$1.300	474,009	1.585	$1.300
$6.230	-	8.800	66,929	4.211	$7.072	66,929	4.211	$7.072
$12.470	-	16.870	247,589	6.027	$13.359	217,379	5.699	$12.871
$19.510	-	21.660	434,529	6.891	$21.215	309,082	6.839	$21.211
$22.010	-	24.230	233,602	6.555	$22.261	190.129	6.546	$22.296
	$29.880		140,209	7.397	$29.880	87.906	7.397	$29.880
	$39.860		139,484	6.361	$39.860	122.392	6.344	$39.860
			1,736,351	5.169	$16.451	1,467,826	4.808	$15.116

c. Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of September 30, 2017 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,188	$21.140	3,821	August 2023
March 2014	13,100	$39.860	11,365	March 2024
May 2014	6,187	$22.010	4,974	May 2024
November 2014	8,272	$21.660	5,170	November 2024
May 2015	2,833	$19.510	1,168	May 2025
February 2016	2,500	$16.870	987	February 2026
	38,580		28,985

d. Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2017 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2017	1,399,127	$19.96
Granted	1,176,153	$30.10
Vested	(352,136)	$21.24
Forfeited	(222,938)	$22.33
Unvested balance – September 30, 2017	2,000,206	$26.10

e. As of September 30, 2017, there was $3,246 and $44,664 of total unrecognized compensation cost related to unvested employee stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 1.051 years and 2.946 years for stock options and restricted stock units, respectively.

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

g. Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Cost of revenues	$283	$186	$783	$504
Research and development	1,374	805	3,805	2,263
Sales and marketing	1,856	1,613	6,277	4,416
General and administrative	1,269	854	3,580	2,272

Total	$4,782	$3,458	$14,445	$9,455

Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. There were 3,775,137 and 3,895,952 potentially dilutive shares from the conversion of outstanding RSUs and stock options that were not included in the calculation of diluted net loss per share as of September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
United States	$34,079	$24,976	$91,623	$66,821
EMEA	16,542	12,650	43,662	35,004
Rest of World	2,980	3,311	8,870	8,222

Total revenues	$53,601	$40,937	$144,155	$110,047

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$7,153	$7,664
Israel	2,733	1,827
France	1,450	207
Other	176	212

	$11,512	$9,910

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We started operations in 2005 with a vision to make enterprise data more secure, manageable, accessible and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers, including DataPrivilege, which was introduced in 2006, as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange governance in 2010 which enabled our customers to exercise control over the information being transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory. In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In 2014, we introduced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. In 2015, we enhanced our DatAdvantage, DataPrivilege and IDU Classification offerings; with DatAdvantage support for the following Microsoft Office 365 data stores: Exchange Online, SharePoint Online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; and with IDU Classification Framework for UNIX, SharePoint online and OneDrive. In 2016, we enhanced our DatAdvantage offerings with additional Office 365 support; DatAnswers support for SharePoint Online and OneDrive; and introduced a new web UI for DatAlert for comprehensive security management and threat detection. We added additional user behavior analytics driven threat models to DatAlert to significantly enhance our detection of insider threats, including potential disgruntled employees, rogue administrators, hijacked accounts and malware, such as ransomware. We also established a behavioral research laboratory where a dedicated team of security experts and data scientists from Varonis continually introduces new behavior-based threat models to DatAlert. In 2017, we released the Automation Engine to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We have continued to update our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets, unusual activity from personal devices, and more. We also released GDPR Patterns, a module which is part of the Data Classification Framework product family, to help enterprises identify data that falls under the EU General Data Protection Regulation (the “GDPR”) and expanded our offerings that assist enterprises in satisfying compliance and regulation requirements.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, and, as of September 30, 2017, approximately 51% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for the nine months ended September 30, 2017 and 2016 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. As of September 30, 2017, we had approximately 5,950 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, media and entertainment, consumer and retail, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. While our products serve customers of all sizes, in all industries and all geographies, our sales and marketing focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and nine months ended September 30, 2017, approximately 64% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 31% and 30%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 5% and 6%, respectively, of our revenues. Growth in the US was particularly strong, increasing 36% and 37%, respectively, for the three and nine months ended September 30, 2017 as compared to the comparable periods in the prior year. In EMEA, growth for the three and nine months ended September 30, 2017 was 31% and 25%, respectively, as compared to the comparable periods in the prior year. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. As of September 30, 2017 and 2016, 93.4% and 92.6% of our customers, respectively, had purchased DatAdvantage; 15.2%, and 16.3% of our customers, respectively, had purchased DataPrivilege; 39.0% and 33.6% of our customers, respectively, had purchased IDU Classification Framework; and 6.0% and 5.2% of our customers, respectively, had purchased Data Transport Engine. As of September 30, 2017 and 2016, 42.4% and 45.3% of our customers, respectively, made standalone purchases of DatAdvantage, and approximately 0.3% and 0.4% of our customers made standalone purchases of DataPrivilege. As of September 30, 2017, our customers made no standalone purchases of IDU Classification Framework or Data Transport Engine. License sales accounted for 54.9% and 55.2% of our total revenues for the three months ended September 30, 2017 and 2016, respectively, and 53.4% and 52.9% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended September 30, 2017 and 2016, our revenues were $53.6 million and $40.9 million, respectively, representing year-over-year growth of 31%. For the nine months ended September 30, 2017 and 2016, our revenues were $144.2 million and $110.0 million, respectively, representing year-over-year growth of 31%. For the three months ended September 30, 2017 and 2016, we had operating losses of $3.3 million and $3.9 million and net losses of $3.3 million and $4.4 million, respectively. For the nine months ended September 30, 2017 and 2016, we had operating losses of $19.6 million and $20.3 million and net losses of $19.2 million and $21.2 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new and existing customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the nine months ended September 30, 2017 and 2016 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Nine Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	53.4%	52.9%
Maintenance and services	46.6	47.1
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of September 30, 2017, we had approximately 5,950 customers across a broad array of company sizes and industries located in over 75 countries.

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

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin has historically fluctuated slightly from period to period as a result of changes in the mix of license and maintenance and services revenues. Due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year and the majority of our expenses are relatively fixed quarter over quarter. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2017 and 2016 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2017	2016
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$29,409	$22,591
Maintenance and services	24,192	18,346
Total revenues	53,601	40,937
Cost of revenues	5,436	4,116
Gross profit	48,165	36,821
Operating costs and expenses:
Research and development	11,903	9,290
Sales and marketing	32,802	26,410
General and administrative	6,711	5,051
Total operating expenses	51,416	40,751
Operating loss	(3,251)	(3,930)
Financial income (expenses), net	622	(187)
Loss before income taxes	(2,629)	(4,117)
Income taxes	(685)	(272)
Net loss	$(3,314)	$(4,389)

	Three Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	54.9%	55.2%
Maintenance and services	45.1	44.8
Total revenues	100.0	100.0
Cost of revenues	10.1	10.1
Gross profit	89.9	89.9

Operating costs and expenses:
Research and development	22.2	22.7
Sales and marketing	61.2	64.5
General and administrative	12.6	12.3
Total operating expenses	96.0	99.5

Operating loss	(6.1)	(9.6)
Financial income (expenses), net	1.2	(0.5)
Loss before income taxes	(4.9)	(10.1)
Income taxes	(1.3)	(0.6)
Net loss	(6.2)%	(10.7)%

Revenues

	Three Months Ended September 30,
	2017	2016	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$29,409	$22,591	30.2%
Maintenance and services	24,192	18,346	31.9%
Total revenues	$53,601	$40,937	30.9%

	Three Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	54.9%	55.2%
Maintenance and services	45.1%	44.8%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 215 new customers in the three months ended September 30, 2017 compared to the aggregate sales from 224 new customers in the three months ended September 30, 2016. As of September 30, 2017 and 2016, we had approximately 5,950 and approximately 5,000 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended September 30, 2017 and 2016, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2017, 51% was attributable to revenues from new customers, and 49% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2016, 54% was attributable to revenues from new customers, and 46% was attributable to revenues from existing customers. As of September 30, 2017 and 2016, 51% and 47%, respectively, of our customers had purchased two or more product families.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2017	2016	% Change
	(unaudited) (in thousands)
Cost of revenues	$5,436	$4,116	32.1%

	Three Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Total gross margin	89.9%	89.9%

The increase in cost of revenues was primarily related to an increase of $1.1 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate and a $0.2 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended September 30,
	2017	2016	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$11,903	$9,290	28.1%
Sales and marketing	32,802	26,410	24.2%
General and administrative	6,711	5,051	32.9%
Total operating expenses	$51,416	$40,751	26.2%

	Three Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	22.2%	22.7%
Sales and marketing	61.2%	64.5%
General and administrative	12.6%	12.3%
Total operating expenses	96.0%	99.5%

The increase in research and development expenses was primarily related to an increase of $2.3 million in salaries and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.3 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $4.5 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $1.1 million of the increase was related to presale and marketing expenses and $0.6 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $1.3 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business and a $0.4 million increase in other expenses predominately relating to IT.

Financial Income (Expenses), Net

	Three Months Ended September 30,
	2017	2016	% Change
	(unaudited)
	(in thousands)
Financial income (expenses), net	$622	$(187)	432.6%

Financial income (expenses), net for the three months ended September 30, 2017 was primarily due to foreign currency gains compared to foreign currency losses for the three months ended September 30, 2016.

Income Taxes

	Three Months Ended September 30,
	2017	2016	% Change
	(unaudited)
	(in thousands)
Income taxes	$(685)	$(272)	(151.8)%

Income taxes for the three months ended September 30, 2017 and 2016 were comprised primarily of foreign income taxes.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2017 and 2016 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2017	2016
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$76,984	$58,177
Maintenance and services	67,171	51,870
Total revenues	144,155	110,047
Cost of revenues	14,986	11,333
Gross profit	129,169	98,714
Operating costs and expenses:
Research and development	33,810	27,033
Sales and marketing	96,173	77,607
General and administrative	18,806	14,379
Total operating expenses	148,789	119,019
Operating loss	(19,620)	(20,305)
Financial income (expenses), net	2,041	(146)
Loss before income taxes, net	(17,579)	(20,451)
Income taxes	(1,649)	(781)
Net loss	$(19,228)	$(21,232)

	Nine Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	53.4%	52.9%
Maintenance and services	46.6	47.1
Total revenues	100.0	100.0
Cost of revenues	10.4	10.3
Gross profit	89.6	89.7

Operating costs and expenses:
Research and development	23.5	24.6
Sales and marketing	66.7	70.5
General and administrative	13.0	13.1
Total operating expenses	103.2	108.2

Operating loss	(13.6)	(18.5)
Financial income (expenses), net	1.4	(0.1)
Loss before income taxes, net	(12.2)	(18.6)
Income taxes	(1.1)	(0.7)
Net loss	(13.3)%	(19.3)%

Revenues

	Nine Months Ended September 30,
	2017	2016	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$76,984	$58,177	32.3%
Maintenance and services	67,171	51,870	29.5%
Total revenues	$144,155	$110,047	31.0%

	Nine Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	53.4%	52.9%
Maintenance and services	46.6%	47.1%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in domestic markets, as well as in the international market. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 656 new customers in the nine months ended September 30, 2017 compared to the aggregate sales from 732 new customers in the nine months ended September 30, 2016. As of September 30, 2017 and 2016, we had approximately 5,950 and approximately 5,000 customers, respectively. Substantially all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the nine months ended September 30, 2017 and 2016, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2017, 53% was attributable to revenues from new customers, and 47% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2016, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. As of September 30, 2017 and 2016, 51% and 47% of our customers, respectively, had purchased two or more products.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2017	2016	% Change
	(unaudited) (in thousands)
Cost of revenues	$14,986	$11,333	32.2%

	Nine Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Total gross margin	89.6%	89.7%

The increase in cost of revenues was primarily related to an increase of $3.2 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate and a $0.3 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2017	2016	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$33,810	$27,033	25.1%
Sales and marketing	96,173	77,607	23.9%
General and administrative	18,806	14,379	30.8%
Total operating expenses	$148,789	$119,019	25.0%

	Nine Months Ended September 30,
	2017	2016
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	23.5%	24.6%
Sales and marketing	66.7%	70.5%
General and administrative	13.0%	13.1%
Total operating expenses	103.2%	108.2%

The increase in research and development expenses was primarily related to an increase of $6.0 million in salaries and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.8 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $14.3 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $1.8 million of the increase was related to presale and marketing expenses and $1.5 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $3.3 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business and an increase of $1.1 million of other expenses predominately relating to IT.

Financial Income (Expenses), Net

	Nine Months Ended September 30,
	2017	2016	% Change
	(unaudited)
	(in thousands)
Financial income (expenses), net	$2,041	$(146)	1,497.9%

Financial income (expenses), net for the nine months ended September 30, 2017 was primarily due to foreign currency gains compared to foreign currency losses for the nine months ended September 30, 2016.

Income Taxes

	Nine Months Ended September 30,
	2017	2016	% Change
	(unaudited)
	(in thousands)
Income taxes	$(1,649)	$(781)	(111.1)%

Income taxes for the nine months ended September 30, 2017 and 2016 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$10,846	$4,536
Net cash used in investing activities	(13,283)	(15,892)
Net cash provided by financing activities	7,600	3,803
Increase (decrease) in cash and cash equivalents	$5,163	$(7,553)

On September 30, 2017, our cash and cash equivalents and short-term investments of $128.4 million were held for working capital purposes and were invested primarily in short-term investments. We intend to increase our investment in capital expenditures in 2017 and 2018, consistent with the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the nine months ended September 30, 2017, cash inflows from our operating activities were $10.8 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last four weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the nine months ended September 30, 2017, sources of cash inflows were from changes in our working capital, including a $9.2 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2017 was 74 and 71 days, respectively. Additional sources of cash inflows were from a $4.2 million increase in accrued expenses and other liabilities and a $1.4 million increase in deferred revenues. This was partially offset by our net loss excluding non-cash charges of $2.8 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $0.8 million increase in prepaid expenses and a $0.3 million decrease in other long term liabilities.

For the nine months ended September 30, 2016, cash inflows from our operating activities were $4.5 million. For the nine months ended September 30, 2016, sources of cash inflows were from changes in our working capital, including a $17.3 million decrease in accounts receivables reflecting the seasonal pattern discussed above as well as a $0.4 million increase in deferred revenues and a $0.1 million increase in other long term liabilities. Our DSO for the three and nine months ended September 30, 2016, was 65 and 74 days, respectively. This was partially offset by our net loss of $10.2 million, which excludes non-cash charges. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $1.7 million decrease in accounts payable due to timing of payments, a $0.9 million increase in prepaid expenses and a $0.5 million decrease in accrued expenses and other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, maturities and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2017, net cash used in investing activities of $13.3 million was primarily attributable to a $9.5 million increase in short-term investments and $3.6 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the nine months ended September 30, 2016, net cash used in investing activities of $15.9 million was primarily attributable to a $13.3 million increase in short term investments and $2.6 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the nine months ended September 30, 2017 and 2016, net cash provided by financing activities of $7.6 million and $3.8 million, respectively, was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of September 30, 2017, that rate amounted to 4.10%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2017, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2017 for the upcoming years were as follows:

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,629	$5,801	$5,643	$3,310	$3,508	$13,074	$32,965

We have obligations related to unrecognized tax benefit liabilities totaling $2.6 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We are in the process of evaluating the effect the new revenue recognition standard will have on our consolidated financial statements and related disclosures. We intend to complete this process in 2017 and will adopt the new standard on January 1, 2018, using the full retrospective method. Based on our evaluation to date, we believe adoption of the new standard may have a material impact on our consolidated financial statements. We will also consider the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs” under the new standard. Under ASC 340-40, we would be required to capitalize and amortize incremental costs of obtaining a contract such as sales commissions.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the potential effect of the guidance on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of adoption of this standard on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately 30% of our revenues for the three months ended September 30, 2017 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within 12 months. As of September 30, 2017, we had entered into foreign currency forward contracts until January 2018. The effect of exchange rate changes on these contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $128.4 million as of September 30, 2017. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits, money market funds and US Treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of September 30, 2017, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $164.5 million in 2016. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 1,199 as of September 30, 2017. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we augment our functionality with insider threat detection and user behavior analytics, we may face increased perceived and real competition with other security technologies. As we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR, we may face increased perceived and real competition from other classification technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including a net loss of $19.2 million for the nine months ended September 30, 2017 and net losses of $17.7 million and $21.3 million for the years ended December 31, 2016 and 2015, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2016 and for the nine months ended September 30, 2017, and where we have experienced inconsistent growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2016 and for the nine months ended September 30, 2017, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2015 and 2016 and for the nine months ended September 30, 2017 was over 90%.

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

In 2016 and for the nine months ended September 30, 2017, we generated substantially all of our revenues from sales of licenses for four of our current product families, DatAdvantage, DataPrivilege, IDU Classification Framework and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of unstructured data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our platform of products, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 31, 2017, we had 50 issued patents in the United States and 35 pending U.S. patent applications. We also had 15 patents issued and 59 applications pending for examination in non-U.S. jurisdictions, and 12 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Although our current software products do not transmit our customers’ data to us, we collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blog or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic support service, blog alert sign-up, product purchase, survey registration, or when accessing our online support portals or using other community or social networking features. Because we may collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the GDPR adopted in the European Union and which will become enforceable on May 25, 2018.

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

Historically, we have generated a majority of our revenues from customers in the United States. For the year ended December 31, 2016, and nine months ended September 30, 2017, approximately 61% and 64%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

False detection of security breaches, false identification of malicious sources or misidentification of sensitive or regulated information could adversely affect our business.

Our cyber-security products may falsely detect threats that do not actually exist. For example, our DatAlert solution may enrich metadata collected by our products with information from external sources and third-party data providers. If the information from these data providers is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may affect the perceived reliability of our products and solutions and may therefore adversely impact market acceptance of our products. As definitions and instantiations of personal identifiers and other sensitive content change, automated classification technologies may falsely identify or fail to identify data as sensitive. If our products and solutions fail to detect exposures or restrict access to important systems, files or applications based on falsely identifying legitimate use as an attack or otherwise unauthorized, then our customers’ businesses could be adversely affected. Any such false identification of use and subsequent restriction could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

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

The  market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through November 1, 2017. On November 1, 2017, the closing price of our common stock was $43.05. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of September 30, 2017, we had options and restricted stock units (“RSUs”) outstanding that, if fully exercised, would result in the issuance of approximately 3.8 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

November 3, 2017	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

November 3, 2017	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

