Form 10-K
period 2017-12-31
VARONIS SYSTEMS INC
filed 2018-02-13
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 at a closing sale price of $37.20 as reported by the NASDAQ Global Select Market was approximately $977.1 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 9, 2018, the registrant had 28,157,995 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

i

VARONIS SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2017

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

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because over a decade ago, we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed the vast movement of information from analog to digital mediums combined with increasing information dependence would change both the global economy and the risk profiles of corporations and governments. Since then our focus has been on using innovation to address the cyber-implications of this movement, creating software that provides ways to track and protect data wherever it is stored.

Our software allows enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built a single integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, allows enterprises to protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our product efficiently sustains a secure state with automation and addresses additional use cases including governance, compliance, classification and threat analytics. Our Data Security Platform is driven by a proprietary technology, the Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and consequently more valuable. Similarly, our Data Security Platform creates advanced searchable data structures out of available content and metadata, providing real-time intelligence about an enterprise’s massive volumes of data, making it more accessible, manageable and secured.

We believe that the technology underlying our Data Security Platform is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform. Our belief in our technological advantage stems from us having developed a way to do each of the following:

•	determine relevant metadata and security information to capture;

•	capture that metadata without imposing any strains or latencies on the enterprise’s computing infrastructure;

•	modify that metadata in a way that makes it comparable and analyzable despite it having originated from disparate IT systems;

•	create supplemental metadata, as needed, when the existing IT infrastructure’s activity logs are not sufficient;

•	decipher the key functional relationships of metadata, the underlying data, and its creators;

•	use those functional relationships to create a graphical depiction, or map, of the data that will endure as enterprises add large volumes of data to their network and storage resources on a daily basis;

•	analyze the data and related metadata utilizing sophisticated algorithms, including cluster analyses and machine learning;

•	visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically execute tasks that are normally manually intensive for IT and business personnel;

•	identify and classify the data as sensitive, critical, private or regulated;

•	automate changes to directory service objects and access controls on large file systems;

•	detect suspicious user behavior and unusual file and email activity using deep analysis of metadata, machine learning and user behavior analytics; and

•	generate meaningful, actionable alerts when security-related incidents are detected.

The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases. These use cases include: discovery and classification of high-risk, sensitive data; centralized visibility into enterprise data, user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; data ownership identification; reporting and auditing with searchable logs; meeting security policy and compliance regulation; data migration; and intelligent archiving.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has played and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of December 31, 2017, we had approximately 6,250 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, consumer and retail, education, media and entertainment and technology sectors.

Size of Our Market Opportunity

The International Data Corporation’s Data Age 2025: The Evolution of Data to Life-Critical study estimates that the amount of data created in the world will grow to 163 Zettabytes (or 151 trillion gigabytes) in 2025, representing a nearly tenfold increase from the amount created in 2016. They estimate that nearly 20% of that data will be critical to our daily lives (and nearly 10% hypercritical). The study also suggests that by 2025, almost 90% of all data will require a meaningful level of security, but less than half will be secured. Every enterprise and government will almost certainly require new technologies to protect and manage data.

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital enterprise data universe. We believe that the business intelligence and functionalities delivered by our platform define a new market, and we are not aware of any third party studies that accurately define our addressable market.  The functionality of our software platform overlaps with portions of several established and growing enterprise software markets as defined by Gartner, Inc. in 2017, including security software ($23.6 billion), IT operations management ($23.3 billion), storage management ($15.2 billion), infrastructure software ($10.0 billion) and data integration ($4.5 billion). We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, estimating that our total addressable market is approximately 20% of these combined markets, or $15 billion dollars.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure. All of our products, except DatAnywhere, utilize our Data Security Platform and a core single codebase, thereby streamlining our product development initiatives.

Key Benefits of Our Technology

Protect Data from Insider Threats, Data Breaches and Cyberattacks. Our solutions analyze how employee accounts, service accounts and admin accounts use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers are able to detect rogue insiders, attackers that have compromised internal systems and employee accounts, malware and other significant threats.

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including data governance, secure search and remote collaboration and intelligent retention—all from one core technology platform. Moreover, our platform is applicable across all major enterprise data stores (Windows, UNIX/Linux, Intranets, email systems and Office365).

Security Analytics with User, Data and System Context. Our solutions combine classification and data access governance with User and Entity Behavior Analytics (UBA) for accurate detection and risk reduction. Our solutions discover, identify and classify sensitive, critical and regulated data to help meet regulatory compliance and sustainably reduce risk relating to unauthorized use and cyberattacks.

Fast Time to Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our Data Security Platform can be installed and ready for use within hours and allows customers to realize real value within days of implementation. We designed our platform to operate on commodity hardware with standard operating systems, further reducing the cost of ownership of our product.

Ease of Use. While we utilize complex data structures and algorithms in our data engine, we abstract that complexity to provide a sleek, intuitive interface. Our software is accessible through either the local client or a standard web browser and requires limited training, saving on time and cost and making it accessible to the broader set of non-technical users.

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly scalable and flexible, allowing our customers to analyze vast amounts of enterprise data. Moreover, our proprietary Metadata Framework is built with a modular architecture, allowing customers to grow into the full capabilities of our solution over time.

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to analyze and protect their data. The following are key elements of our growth strategy.

Extend Our Technological Capabilities Through Innovation. We intend to increase our current level of investment in product development in order to enhance existing products to address new use cases and deliver new products. We believe that the flexibility, sophistication and broad applicability of our Metadata Framework will allow us to use this framework as the core of numerous future products built on our same core technology. Our ability to leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs.

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns will continue to drive demand for data collaboration, governance, retention and protection solutions. We intend to capitalize on this demand by targeting new customers, vertical markets and use cases for our solutions. Our solutions address the needs of customers of all sizes ranging from small and medium businesses to large multinational companies with thousands of employees and petabytes of data. Although our solutions are applicable to organizations of all sizes, we will continue our focus on targeting larger organizations who can make larger purchases with us over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth (and subsequent security concerns) continues across all the data stores, and enterprises wish to standardize on solutions that help them manage, protect and extract more value from their data wherever it is stored. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. We currently have six product families, and, as of December 31, 2017, approximately 52% of our customers had purchased two or more product families. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of enterprise data that our customers have. As we innovate and expand our product offering, we expect to have an even broader suite of products to offer our customers.

Grow Sales From Our Newer Licenses. During the past year, we have introduced additional licenses to existing products to support new functionalities, such as new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors. We released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the EU General Data Protection Regulation (GDPR) and expand our offerings that help enterprises meet compliance and regulation requirements. We released the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We have enhanced our products to provide even more value to our customers, including additional data store support, enhanced threat detection and security monitoring and new threat models to protect against security breaches, malware, ransomware and insider threats. We believe these new additions to our product offering can be a meaningful contributor to our growth.

Expand Our Sales Force. Continuing to expand our salesforce will be essential to achieving our customer base expansion goals. The salesforce and our approach to introducing products to the market has been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. The ability of our sales teams to support our channel partners to efficiently identify leads, generate evaluations and convert them to satisfied customers will continue to impact our ability to grow. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Establish Our Data Security Platform as the Industry Standard. We have worked with several of the leading providers of network attached storage, or NAS, hybrid cloud storage, including EMC, IBM, NetApp, HP, Hitachi and Nasuni in order to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to assure compatibility with their product lines. Through the use of application programming interfaces, or APIs, and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to pursue such collaborations wherever they advance the strategic goals of the company, thereby expanding our reach and establishing our product user interface as the de facto industry standard when it comes to enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets to comply with regulations such as GDPR. Revenues from EMEA accounted for approximately a third of our revenues in 2017. Europe represented the substantial majority of revenues outside the United States. Although we have experienced inconsistent quarterly growth rates over the last few years in our European market, we believe that international expansion will be a key component of our growth strategy, and we will continue to market our products and services overseas.

Our Products

We have six product families, most of which utilize our core Metadata Framework technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture easily extends through modular functionalities giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license.

•	DatAdvantage. DatAdvantage, our flagship product, launched in 2006, builds on our Metadata Framework and captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems and Intranet servers, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant user, group, and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all data stores through a unified interface. DatAdvantage identifies where users have unneeded access based on user behavior.

•	The Automation Engine, a module introduced in 2017, helps customers accelerate the enforcement of least privilege by limiting broad access without all the manual legwork. It automatically repairs and maintains file systems, helping reduce customers’ risk profiles and decreasing their overhead and resources required to get to a least privilege model.

•	DatAlert, a module introduced in 2013, profiles users and their behaviors with respect to systems and data, detects and alerts on meaningful deviations to established baselines, and provides a web-based dashboard and investigative interface. DatAlert allows detection of suspicious activity and prevent data breaches and cyberattacks, perform security forensics, visualize risk and prioritize investigation.

•	Varonis Edge, a module announced in 2017 and introduced in early 2018, analyzes perimeter devices like DNS, VPN and Web Proxy to detect attacks like malware, APT intrusion and exfiltration and enables enterprises to correlate events and alerts at the perimeter with alerts and events concerning data to better spot attacks at the point of entry and egress.

•	DataPrivilege. DataPrivilege, launched in 2006 and designed for use by business unit personnel, provides a self-service web portal that allows users to request access to data necessary for their business functions, and owners to grant access without IT intervention. DataPrivilege also enables IT and business users to make access decisions based on queries, user requests and metadata analytics information, rather than static IT policies. DataPrivilege provides a presentation layer for business users to review accessibility and usage of their data assets, and grant and revoke access.

•	Data Classification Engine (formerly IDU Classification Framework). As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content, including Personally Identifiable Information, and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Our Data Classification Engine, introduced in 2009 as the IDU Classification Framework, identifies and tags data based on criteria set in multiple metadata dimensions and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to restrict access without disrupting workflow. Our Data Classification Engine provides visibility into the content of data across file systems and Intranets sites and combining it with other metadata, including usage and accessibility.

•	GDPR Patterns, introduced in 2017, uses the Data Classification Engine as a foundation to identify and classify regulated data in the European Union (“EU”) that falls under the GDPR, with over 250 unique patterns that cover all 28 EU countries.

•	Data Transport Engine. We introduced our Data Transport Engine software in 2012 to provide an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention, from day-to-day maintenance to complex data store and domain migrations and archiving. Our Data Transport Engine ensures that data migrations automatically synchronize source and destination data with incremental copying even if the source data is still in use, translates access permissions across data stores and domains and provides reporting capabilities for data migration status. Moreover, it also provides IT personnel the flexibility to schedule recurring migrations to automatically find and move certain types of data such as sensitive or stale data and to perform active migrations, dispositions and archiving safely and efficiently.

•	DatAnswers. As employees continue to generate and store data in numerous enterprise data stores, relevant files they and their coworkers and predecessors create become harder to find. Unlike the internet, where powerful search engines make relevant web information easy to find despite rapid growth, enterprise file systems are frequently not searchable by employees or IT. Though enterprise search technologies exist, many enterprises do not own or use them to index data, for several reasons, including performance (the index must be up to date to be useful, requiring continual scanning for new and changed content), security (sensitive files that are not adequately restricted become far easier for the wrong people to find), relevance (when many files contain the term or terms a searcher is looking for they are not ranked or presented in a way that they are likely to find the right files), and cost (enterprise search technologies require significant, ongoing investments in hardware and software). DatAnswers was introduced in 2014 to provide secure, relevant and timely search functionality for enterprise data. Capitalizing on the Metadata Framework infrastructure and its analysis of data access events, file system and directory services metadata, DatAnswers indexes files as they are created and changed without requiring continual scanning, filters out results users should not see based on the patented recommendations engine in DatAdvantage and classification results found by the Data Classification Engine, and ranks results using analysis of data usage. DatAnswers is used primarily for end user search and ediscovery projects.

•	DatAnywhere. We introduced DatAnywhere in 2012 in response to the need by enterprises for a secure and easy-to-use alternative to consumer cloud-based file sharing solutions. DatAnywhere provides our customers’ employees a modern collaboration, hybrid-cloud experience using their existing storage infrastructure. As of February 1, 2018, in order to focus our resources on our data security portfolio, we are no longer selling DatAnywhere to new customers although we will continue to provide maintenance and support to our existing DatAnywhere customers for the near future.

Our Customers

Our customer base has grown from approximately 550 customers at December 31, 2009 to approximately 6,250 customers in more than 75 countries as of December 31, 2017. Our customers vary greatly in size ranging from small and medium businesses to large multinational enterprises with hundreds of thousands of employees and hundreds of terabytes of data. Moreover, we have customers across numerous industries and geographies.

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

Sales and Marketing

Sales

We sell the vast majority of our products and services to a global network of hundreds of resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers globally. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and risk assessments. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one year renewal term and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 – 90 calendar days of the date we issue an invoice for such sales.

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We market our software as a Data Security Platform, a solution for securing and managing file systems and enterprise data and transforming that data into actionable intelligence. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our internal marketing organization is responsible for branding, content generation and product marketing and works with our business operations team to support channel marketing and sales support programs. We provide one on one and community education and awareness and promote the expanded use of our software. We host in-person Varonis Connect! events annually across sales regions, as well as free, online monthly or bi-weekly technical webinars in multiple regions. We focus our efforts on events, campaigns, tools and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as sales tools, information regarding product awards and technical certifications, training, regional seminars and conferences, webinars and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, analyst relations, customer marketing, extensive content development available through our web site and content syndication, and our active blog, “The Inside Out Security Blog.”

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

Our research and development expense was $47.4 million, $36.7 million and $31.8 million in 2017, 2016 and 2015, respectively.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology and the related intellectual property. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 31, 2018, we had 52 issued patents and 33 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2038. We also had 18 patents issued and 67 applications pending for examination in non-U.S. jurisdictions, and 10 pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israeli subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products. We also license software from third parties for use in developing our products and for integration into our products, including open source software.

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

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR, we may face increased perceived and real competition from other security and classification technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

Employees

As of December 31, 2017, we had 1,251 employees and independent contractors, of which 547 were in the United States, 409 were in Israel and 295 were in other countries. None of our employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT and business personnel the potential value of their data and the risk of that data getting compromised or stolen. We must persuade them to devote a portion of their budgets to a unified platform that we offer to manage, protect, secure and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $53.4 million in 2012 to $217.4 million in 2017. Our number of employees and independent contractors increased from 399 as of December 31, 2012 to 1,251 as of December 31, 2017. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, software engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect, and our business may be harmed.

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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically DatAnywhere, Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including a net loss of $13.7 million, $17.7 million and $21.3 million in each of the years ended December 31, 2017, 2016 and 2015, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Continuing uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2017 and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2017, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. While substantially all of our software is sold under perpetual license agreements, all of our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and term licenses, if applicable, when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2015, 2016 and 2017 was over 90%.

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

Because we derive substantially all of our revenues and cash flows from sales of licenses from a single platform of products, failure of the products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2017, we generated substantially all of our revenues from sales of licenses from four of our current product families, DatAdvantage, DataPrivilege, Data Classification Engine and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Breaches in our security, cyber-attacks or other cyber-risks could expose us to significant liability and cause our business and reputation to suffer.

Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks as a result of third party action, employee error or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data and computer hacking attacks or other cyber-attacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. We are continuously working to improve our information technology systems, together with creating security boundaries around our critical and sensitive assets. We provide advance security awareness training to our employees and contractors that focuses on various aspects of the cyber security world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.

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

As of January 31, 2018, we had 52 issued patents in the United States and 33 pending U.S. patent applications. We also had 18 patents issued and 67 applications pending for examination in non-U.S. jurisdictions, and 10 pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Moreover, industries in which we operate, such as data security, cyber security, data retention and data governance are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products or performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. If we are unable to protect our intellectual property rights and ensure that we are not violating the intellectual property rights of others, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

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

Although our current software products do not transmit our customers’ data to us, we collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blog or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic support service, blog alert sign-up, product purchase, survey registration, or when accessing our online support portals or using other community or social networking features. Because we may collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the GDPR adopted in the EU and which will become enforceable on May 25, 2018.

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

Historically, we have generated a majority of our revenues from customers in the United States. For the year ended December 31, 2017, approximately 62% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;

•	increased management travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;

•	variations in economic or political conditions between each country or region;

•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;

•	uncertainty around how the United Kingdom’s decision to exit the European Union (“Brexit”) will impact its access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad;

•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes; and

•	uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships under the administration of U.S. President Donald J. Trump.

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and New Israeli Shekels (“NIS”). Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. For example, due to the recent appreciation of the NIS against the U.S. Dollar, we expect our operating expenses, mainly those related to research and development, to be negatively impacted by this foreign currency movement compared to 2017. For both the first quarter and full year 2018, we expect this impact to be approximately 300 basis points to our operating margin. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short term as the United Kingdom negotiates its exit from the European Union which is scheduled to occur by the end of March 2019. Brexit and the withdrawal of the United Kingdom from the European Union, as well as other member countries public discussions about the possibility of withdrawing from the European Union, may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification (“ASC 740-10-25”). In addition, ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

The adoption of the recent tax reform and the enactment of additional legislation changing the United States taxation of international business activities could materially impact our financial position and results of operations.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and restricts the use of net operating loss carryforwards arising after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our net operating losses. We continue to examine the impact this tax reform legislation may have on our business. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. The impact of the TCJA on holders of our securities is uncertain. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences.

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

Acquisitions could disrupt our business and adversely affect our results of operations, financial condition and cash flows.

We may make acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•	an acquisition may negatively affect our results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, including potential write-downs of deferred revenues, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	challenges inherent in effectively managing an increased number of employees in diverse locations;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	potential known and unknown liabilities or deficiencies associated with an acquired company that were not identified in advance;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash and affect our liquidity;

•	if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

•	to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•	managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our Israeli subsidiary benefits from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our company, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been approximately 10%. If our Israeli subsidiary does not meet the requirements for maintaining this status, for example, if the Israeli subsidiary materially changes the nature of its business or, if the level of foreign investment in our company decreases, it may no longer be eligible to enjoy this reduced tax rate. As a result, our Israeli subsidiary would be subject to Israeli corporate tax at the standard rate, which, as of January 1, 2018, was set at 23%. Even if our Israeli subsidiary continues to meet the relevant requirements, the tax benefits that the status of “Beneficiary Enterprise” provides may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that our Israeli subsidiary would pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefits derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $56.80 through February 9, 2018. On February 9, 2018, the closing price of our common stock was $52.40. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of December 31, 2017, we had options and restricted stock units (“RSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.5 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Being a public company, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit and compensation committees, and qualified executive officers.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

Our corporate headquarters are located in New York City in an office consisting of approximately 31,000 square feet. This lease expires in February 2026, although we have the option to both terminate the lease in February 2023 and extend the lease for an additional five years. Additionally, we currently lease an office located in Herzliya, Israel, consisting of approximately 76,000 square feet, where we employ our research and development team and a portion of our support and general and administrative teams. The lease for this office expires in December 2019, although we have the option to extend the lease for an additional five years. We also lease smaller offices in North Carolina, France, the United Kingdom, Ireland, Oregon, Virginia, Australia and Germany (which serve as regional sales offices and some of which are customer support centers) and a second office in Herzliya, Israel (which houses a portion of our general and administrative team). We plan to invest in additional space as needed to accommodate our growth.

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

Market for Registrant’s Common Equity

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “VRNS” since February 28, 2014, the date of our initial public offering. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by The NASDAQ Global Select Market:

	2017		2016
	High	Low	High	Low
First Quarter	$31.80	$25.20	$19.87	$13.25
Second Quarter	37.90	26.35	26.14	17.09
Third Quarter	43.05	35.45	30.63	22.07
Fourth Quarter	53.60	41.50	32.05	24.45

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

Stockholders

As of February 1, 2018, there were nine stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The closing price of our common stock on December 29, 2017, the last trading day of our 2017 fiscal year, was $48.55 per share.

Company/Index	2/28/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017
VRNS	$100.00	$74.61	$42.73	$60.91	$110.34
NASDAQ Composite	$100.00	$109.66	$115.94	$124.64	$159.84
NASDAQ Computer	$100.00	$116.57	$123.85	$139.05	$192.95

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

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2017 and 2016 and the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the consolidated statement of operations for the years ended December 31, 2014 and 2013 are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$123,610	$92,873	$71,273	$58,420	$43,488
Maintenance and services	93,754	71,583	55,937	42,928	31,128
Total revenues	217,364	164,456	127,210	101,348	74,616
Cost of revenues(1)	20,873	15,843	12,019	9,911	6,476
Gross profit	196,491	148,613	115,191	91,437	68,140
Operating costs and expenses:
Research and development(1)	47,369	36,660	31,792	28,086	20,973
Sales and marketing(1)	135,896	107,825	86,367	68,787	44,131
General and administrative(1)	26,823	19,822	16,106	11,872	8,881
Total operating expenses	210,088	164,307	134,265	108,745	73,985
Operating loss	(13,597)	(15,694)	(19,074)	(17,308)	(5,845)
Financial income (expenses), net	2,362	(885)	(1,523)	(1,714)	(1,274)
Loss before income taxes	(11,235)	(16,579)	(20,597)	(19,022)	(7,119)
Income taxes	(2,459)	(1,131)	(686)	(376)	(356)
Net loss	$(13,694)	$(17,710)	$(21,283)	$(19,398)	$(7,475)
Net loss per share of common stock, basic and diluted(2)	$(0.50)	$(0.67)	$(0.84)	$(0.91)	$(1.93)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	27,467,440	26,406,312	25,198,546	21,242,313	3,880,761

(1)       Includes non-cash stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$1,078	$699	$419	$192	$39
Research and development	5,209	3,052	1,954	1,198	551
Sales and marketing	8,542	6,104	3,041	2,478	841
General and administrative	5,006	3,083	2,380	796	357
Total	$19,835	$12,938	$7,794	$4,664	$1,788

(2)	Basic and diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. For additional information, see Note 2.s to our consolidated financial statements included elsewhere in this Annual Report.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$136,557	$113,808	$106,344	$111,695	$13,977
Working capital	102,304	83,074	85,086	99,316	3,376
Total assets	232,152	181,838	165,144	156,847	47,254
Deferred revenues, current and long-term	80,925	62,040	48,771	37,217	28,700
Warrants to purchase convertible preferred stock	—	—	—	—	2,866
Convertible preferred stock	—	—	—	—	43,775
Total stockholders’ equity (deficiency)	101,578	82,739	83,587	95,026	(43,008)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because over a decade ago, we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed the vast movement of information from analog to digital mediums combined with increasing information dependence would change both the global economy and the risk profiles of corporations and government. Since then our focus has been on using innovation to address the cyber-implications of this movement, creating software that provides new ways to track and protect data wherever it is stored.

Our software allows enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built a single integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, allows enterprises to protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our product efficiently sustains a secure state with automation and addresses additional important use cases including governance, compliance, classification and threat analytics. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

We started operations in 2005 with a vision to make enterprise data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers. In 2006, we introduced DataPrivilege as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the IDU Classification Framework (later renamed the Data Classification Engine) for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange in 2010, enabling our customers to exercise control over the information transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory.

In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In 2013, we introduced DatAlert to monitor and alert on sensitive data and file activity. In 2014, we introduced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. In 2015, we enhanced our DatAdvantage, DataPrivilege and Data Classification Engine offerings; with DatAdvantage support for the following Microsoft Office 365 data stores: Exchange Online, SharePoint Online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; and with Data Classification Engine for UNIX, SharePoint Online and OneDrive. In 2016, we enhanced our DatAdvantage offerings with additional Office 365 support; DatAnswers support for SharePoint Online and OneDrive; and introduced a new web UI for DatAlert for comprehensive security management and threat detection. In that year we also added additional user behavior analytics driven threat models to DatAlert to significantly enhance our detection of insider threats, including potential disgruntled employees, rogue administrators, hijacked accounts and malware, such as ransomware. We also established a behavioral research laboratory where a dedicated team of security experts and data scientists from Varonis continually research the latest threats and emerging security vulnerabilities and introduce new behavior-based threat models to DatAlert.

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We have continued to update our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets, unusual activity from personal devices and more. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the GDPR and expanded our offerings that can help enterprises meet compliance and regulation requirements. Finally, in early 2018, we introduced Varonis Edge to extend our proactive security approach to the perimeter enabling customers to spot signs of attack at the perimeter with telemetry from DNS, VPN and Web Proxies.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, and, as of December 31, 2017, approximately 52% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the years ended December 31, 2017, 2016 and 2015 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of December 31, 2017, we had approximately 6,250 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, consumer and retail, education, media and entertainment and technology sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time. The average spending per customer for each of the years ended December 31, 2017, 2016 and 2015 was approximately $83,000, $65,000 and $59,000, respectively.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the year ended December 31, 2017, approximately 62% of our revenues were derived from the United States, while Europe, the Middle East and Africa accounted for approximately 32% of our revenues and Rest of World (“ROW”) accounted for approximately 6% of our revenues. Growth in the US was strong, increasing 28% and 34%, respectively, for the three months and year ended December 31, 2017 as compared to the comparable periods in the prior year. In EMEA, growth for the three months and year ended December 31, 2017 was 52% and 34%, respectively, as compared to the comparable periods in the prior year. We expect both continued sales growth in the United States and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, Data Classification Engine, DataPrivilege and Data Transport Engine. As of December 31, 2017, 2016 and 2015, 93.6%, 92.8% and 92.5% of our customers, respectively, had purchased DatAdvantage; 41.2%, 35.2% and 30.5% of our customers, respectively, had purchased Data Classification Engine; 15.1%, 16.0% and 17.2% of our customers, respectively, had purchased DataPrivilege and 6.3%, 5.5% and 4.5% of our customers, respectively, had purchased Data Transport Engine. As of December 31, 2017, 2016 and 2015, 41.1%, 44.7% and 47.4% of our customers, respectively, made standalone purchases of DatAdvantage, and less than 0.4% of our customers made standalone purchases of DataPrivilege. As of December 31, 2017, our customers made no standalone purchases of Data Classification Engine or Data Transport Engine. Licenses sales accounted for 56.9%, 56.5% and 56.0% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the years ended December 31, 2017, 2016 and 2015, our revenues were $217.4 million, $164.5 million and $127.2 million, respectively, representing year-over-year growth of 32% and 29%. For the years ended December 31, 2017, 2016 and 2015, we had operating losses of $13.6 million, $15.7 million and $19.1 million and net losses of $13.7 million, $17.7 million and $21.3 million, respectively.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

License Revenues. License revenues reflect the revenues recognized from sales of software licenses to new customers and sales of additional licenses to existing customers who can purchase additional users for existing licenses or purchase new licenses. Substantially all of our license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery, assuming all revenue recognition criteria are satisfied. Customers may also purchase term license agreements, under which we recognize the license fee ratably, on a straight-line basis, over the term of the underlying maintenance contract, which is typically up to one year. We are focused on acquiring new customers and increasing revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new and existing customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the years ended December 31, 2017, 2016 and 2015 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of total revenues)
Revenues:
Licenses	56.9%	56.5%	56.0%
Maintenance and services	43.1%	43.5%	44.0%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of December 31, 2017, we had approximately 6,250 customers across a broad array of company sizes and industries located in over 75 countries.

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

Because of our history of U.S. and Israel net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards, in those jurisdictions; however, we have recorded a deferred tax asset of $0.2 million as of December 31, 2017 for other foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

On December 22, 2017, the TCJA was signed into law making significant changes to the Code. These changes include, but are not limited to:

•	A corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017;

•	The transition of U.S international taxation from a worldwide tax system to a territorial system;

•	A one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 (“Deemed Repatriation Transition Tax”);

•	Taxation of global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations; and

•	Taxation of base erosion and anti-abuse (“BEAT”) payments made by U.S. corporations to foreign related parties. The BEAT tax applies only to corporation with average gross domestic sales of $500 million over three successive years.

We have calculated our best estimate of the impact of the TCJA in our year end income tax provision in accordance with our understanding of the TCJA and guidance available as of the date of this filing. As a result:

•	While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the TCJA may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the IRS, and actions we may take. We are continuing to gather additional information to determine the final impact of the TCJA.

•	Due to the aggregated accumulated deficits of our foreign subsidiaries, we should not be subject to any transition tax under this provision of the TCJA.

•	Because of the complexity of the new GILTI tax rules, we have not yet completed our analysis of the GILTI tax rules and are not yet able to reasonably estimate the effect of this provision of the TCJA or make an accounting policy election for the ASC 740 treatment of the GILTI tax.

We should not be subject to BEAT during 2018 due to the gross domestic sales threshold.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31
	2017	2016	2015
	(in thousands)
Statement of Operations Data:
Revenues:
Licenses	$123,610	$92,873	$71,273
Maintenance and services	93,754	71,583	55,937
Total revenues	217,364	164,456	127,210
Cost of revenues	20,873	15,843	12,019
Gross profit	196,491	148,613	115,191
Operating costs and expenses:
Research and development	47,369	36,660	31,792
Sales and marketing	135,896	107,825	86,367
General and administrative	26,823	19,822	16,106
Total operating expenses	210,088	164,307	134,265
Operating loss	(13,597)	(15,694)	(19,074)
Financial income (expenses), net	2,362	(885)	(1,523)
Loss before income taxes, net	(11,235)	(16,579)	(20,597)
Income taxes	(2,459)	(1,131)	(686)
Net loss	$(13,694)	$(17,710)	$(21,283)

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	56.9%	56.5%	56.0%
Maintenance and services	43.1	43.5	44.0
Total revenues	100.0	100.0	100.0
Cost of revenues	9.6	9.6	9.4
Gross profit	90.4	90.4	90.6
Operating costs and expenses:
Research and development	21.8	22.3	25.0
Sales and marketing	62.6	65.6	67.9
General and administrative	12.3	12.1	12.7
Total operating expenses	96.7	100.0	105.6
Operating loss	(6.3)	(9.6)	(15.0)
Financial income (expenses), net	1.1	(0.5)	(1.2)
Loss before income taxes, net	(5.2)	(10.1)	(16.2)
Income taxes	(1.1)	(0.7)	(0.5)
Net loss	(6.3)%	(10.8)%	(16.7)%

Comparison of Years Ended December 31, 2017 and 2016

Revenues

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Revenues:
Licenses	$123,610	$92,873	33.1%
Maintenance and services	93,754	71,583	31.0%
Total revenues	$217,364	$164,456	32.2%

	Year Ended December 31,
	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	56.9%	56.5%
Maintenance and services	43.1%	43.5%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to existing customers, larger aggregate sales to 987 new customers in 2017 compared to the aggregate sales to 1,098 new customers in 2016 and sales of new products. As of December 31, 2017 and 2016, we had approximately 6,250 and approximately 5,350 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2017 and 2016, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2017, 54% was attributable to revenues from new customers, and 46% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2016, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. As of December 31, 2017 and 2016, 52% and 48% of our customers, respectively, had purchased two or more product families.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Cost of revenues	$20,873	$15,843	31.7%

	Year Ended December 31,
	2017	2016
	(as a percentage of total revenues)
Total gross margin	90.4%	90.4%

The increase in cost of revenues was primarily related to an increase of $3.7 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our greater revenues and high renewal rate and a $0.9 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$47,369	$36,660	29.2%
Sales and marketing	135,896	107,825	26.0%
General and administrative	26,823	19,822	35.3%
Total operating expenses	$210,088	$164,307	27.9%

	Year Ended December 31,
	2017	201
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	21.8%	22.3%
Sales and marketing	62.6%	65.6%
General and administrative	12.3%	12.1%
Total operating expenses	96.7%	100.0%

The increase in research and development expenses was primarily related to an increase of $8.7 million in salaries and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The remainder of the increase was attributable to a $1.6 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $23.4 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $3.3 million increase in facilities and allocated overhead costs and a $0.6 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $5.0 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business and an increase of $1.6 million of other expenses predominately relating to IT.

Financial Income (Expenses), Net

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Financial income (expenses), net	$2,362	$(885)	366.9%

Financial income (expense), net for the year ended December 31, 2017 was primarily comprised of foreign currency gains compared to foreign currency losses for the year ended December 31, 2016.

Income Taxes

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Income taxes	$(2,459)	$(1,131)	(117.4)%

Income taxes for the years ended December 31, 2017 and 2016 were comprised primarily of foreign income taxes and state taxes.

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

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to 1,098 new customers in 2016 compared to 1,065 new customers in 2015, sales to existing customers and sales of new products. As of December 31, 2016 and 2015, we had approximately 5,350 and approximately 4,350 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2016 and 2015, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2016, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2015, 63% was attributable to revenues from new customers, and 37% was attributable to revenues from existing customers. As of December 31, 2016 and 2015, 48% and 45% of our customers, respectively, had purchased two or more product families.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Cost of revenues	$15,843	$12,019	31.8%

	Year Ended December 31,
	201	2015
	(as a percentage of total revenues)
Total gross margin	90.4%	90.6%

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

The increase in research and development expenses was primarily related to an increase of $4.7 million in salaries and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $19.6 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $1.3 million increase in marketing related expenses.

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

For the years ended December 31, 2016 and 2015, financial expenses, net were primarily comprised of foreign exchange losses.

Income Taxes

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Income taxes	$(1,131)	$(686)	(64.9)%

Income taxes for the years ended December 31, 2016 and 2015 were comprised primarily of foreign income taxes and state taxes.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2017. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Revenues:
Licenses	$46,626	$29,409	$28,420	$19,155	$34,696	$22,591	$21,742	$13,844
Maintenance and services	26,583	24,192	21,754	21,225	19,713	18,346	16,899	16,626
Total revenues	73,209	53,601	50,174	40,380	54,409	40,937	38,641	30,470
Cost of revenues (1)	5,887	5,436	4,878	4,672	4,510	4,116	3,721	3,496
Gross profit	67,322	48,165	45,296	35,708	49,899	36,821	34,920	26,974
Operating costs and expenses:
Research and development (1)	13,559	11,903	11,498	10,409	9,627	9,290	8,905	8,837
Sales and marketing (1)	39,723	32,802	32,560	30,811	30,212	26,410	26,840	24,364
General and administrative (1)	8,017	6,711	6,582	5,513	5,449	5,051	4,760	4,562
Total operating expenses	61,299	51,416	50,640	46,733	45,288	40,751	40,505	37,763
Operating income (loss)	6,023	(3,251)	(5,344)	(11,025)	4,611	(3,930)	(5,585)	(10,789)
Financial income (expenses), net	321	622	950	469	(739)	(187)	(605)	645
Income (loss) before income taxes	6,344	(2,629)	(4,394)	(10,556)	3,872	(4,117)	(6,190)	(10,144)
Provision for income taxes	(810)	(685)	(641)	(323)	(350)	(272)	(303)	(206)
Net income (loss)	$5,534	$(3,314)	$(5,035)	$(10,879)	$3,522	$(4,389)	$(6,493)	$(10,350)

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(as a percentage of total revenues)
Revenues:
Licenses	63.7%	54.9%	56.6%	47.4%	63.8%	55.2%	56.3%	45.4%
Maintenance and services	36.3	45.1	43.4	52.6	36.2	44.8	43.7	54.6
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	8.0	10.1	9.7	11.6	8.3	10.1	9.6	11.5
Gross profit	92.0	89.9	90.3	88.4	91.7	89.9	90.4	88.5
Operating costs and expenses:
Research and development	18.5	22.2	22.9	25.8	17.7	22.7	23.1	29.0
Sales and marketing	54.3	61.2	64.9	76.2	55.5	64.5	69.5	79.9
General and administrative	11.0	12.6	13.1	13.7	10.0	12.3	12.3	15.0
Total operating expenses	83.8	96.0	100.9	115.7	83.2	99.5	104.9	123.9
Operating income (loss)	8.2	(6.1)	(10.6)	(27.3)	8.5	(9.6)	(14.5)	(35.4)
Financial income (expenses), net	0.5	1.2	1.9	1.2	(1.4)	(0.5)	(1.5)	2.1
Income (loss) before income taxes	8.7	(4.9)	(8.7)	(26.1)	7.1	(10.1)	(16.0)	(33.3)
Provision for income taxes	(1.1)	(1.3)	(1.3)	(0.8)	(0.6)	(0.6)	(0.8)	(0.7)
Net income (loss)	7.6%	(6.2)%	(10.0)%	(26.9)%	6.5%	(10.7)%	(16.8)%	(34.0)%

(1)	Includes non-cash stock-based compensation expense and payroll tax expense related to stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Cost of revenues	$295	$283	$273	$227	$195	$186	$172	$146
Research and development	1,404	1,374	1,301	1,130	789	805	793	665
Sales and marketing	2,265	1,856	2,362	2,059	1,688	1,613	1,628	1,175
General and administrative	1,426	1,269	1,323	988	811	854	780	638
Total non-cash stock-based compensation expense related to employees and consultants	$5,390	$4,782	$5,259	$4,404	$3,483	$3,458	$3,373	$2,624

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(in thousands)
Cost of revenues	$21	$25	$12	$33	$2	$2	$9	$13
Research and development	12	27	13	15	9	9	2	8
Sales and marketing	243	213	166	319	15	40	60	63
General and administrative	8	8	8	35	2	3	8	14
Total payroll tax expense related to stock-based compensation	$284	$273	$199	$402	$28	$54	$79	$98

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

Total operating costs and expenses increased in each quarter as compared with the same quarter in the prior year, primarily due to the addition of personnel in connection with the expansion of our business. Furthermore, our commission expense has historically been the greatest towards the end of the year due to increased commissions earned on customer orders entered at year end.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$16,351	$7,347	$(2,729)
Net cash used in investing activities	(20,001)	(12,324)	(26,522)
Net cash provided by financing activities	12,083	4,072	2,055
Increase (decrease) in cash, cash equivalents and restricted cash	$8,433	$(905)	$(27,196)

On December 31, 2017, our cash and cash equivalents and short-term investments of $136.6 million were held for working capital purposes and were invested primarily in short-term investments. We intend to increase our investment in capital expenditures in 2018 to support the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For 2017, cash inflows from our operating activities were $16.4 million, compared to cash inflows of $7.3 million for the prior year. Our $13.7 million net loss included non-cash charges of $23.1 million driven primarily by increased headcount of our sales force and R&D personnel. Net loss was further offset by changes in our working capital, including an $18.9 million increase in deferred revenues and a $14.5 million increase in accrued expenses and other short term liabilities which were partially offset by a $21.7 million increase in accounts receivable. This increase in working capital was impacted by the increased sales for the year ended December 31, 2017 and consistent with the seasonal pattern discussed above. Other changes in our working capital included an increase of $3.3 million in prepaid expenses and other current assets, a decrease of $0.7 million in accounts payable due to timing of payments and a decrease of $0.7 million in other long term liabilities. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2017 was 77 and 72 days, respectively.

For 2016, cash inflows from our operating activities were $7.3 million, compared to cash outflows of $2.7 million for the prior year. Our $17.7 million net loss included non-cash charges of $15.1 million driven primarily by increased headcount of our sales force and R&D personnel. Net loss was further offset by changes in our working capital, including a $13.3 million increase in deferred revenues and a $5.3 million increase in accrued expenses and other short term liabilities which were partially offset by a $6.4 million increase in accounts receivable. This increase in working capital was impacted by the increased sales for the year ended December 31, 2016 and consistent with the seasonal pattern discussed above. Other changes in our working capital included a decrease of $1.3 million in accounts payable due to timing of payments and a decrease of $1.0 million in prepaid expenses and other current assets. Our DSO for the three months and year ended December 31, 2016 was 74 days.

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

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sales and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2017, net cash used in investing activities of $20.0 million was attributable to an increase of $14.7 million in short-term investments and capital expenditures of $5.3 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2016, net cash used in investing activities of $12.3 million was attributable to an increase of $8.5 million in short-term investments and capital expenditures of $3.8 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2015, net cash used in investing activities of $26.5 million was primarily attributable to an increase of $22.0 million in short-term investments and capital expenditures of $4.5 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

Financing Activities

In 2017, 2016 and 2015, net cash provided by financing activities of $12.1 million, $4.1 million and $2.1 million, respectively, was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of December 31, 2017, that rate amounted to 4.35%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2017, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2017 for the upcoming years were as follows:

			Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
					(in thousands)
Operating lease obligations	$6,418	$5,561	$4,335	$4,561	$4,587	$21,063	$46,525

We have obligations related to unrecognized tax benefit liabilities totaling $3.4 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

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

We recognize revenues from the sale of term license arrangements, ratably, on a straight-line basis, over the term of the underlying contract and is typically up to one year.

We recognize revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year.

Revenues from professional services consist mostly of time and material services and, accordingly, are generally recognized as the services are performed or when the service term has expired.

Professional services bundled with licensed software and other software related elements are not essential to the functionality of the other elements of the arrangement. Revenues allocable to the services are recognized as the services are performed or when the service term has expired, using VSOE for such services.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services.

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2017, 2016 and 2015, there were no returns from this reseller.

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

We recognize compensation expenses for the value of our equity awards granted based on the straight-line method over the requisite service period of each of the awards. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We have decided to adopt this standard effective January 1, 2018 using the full retrospective method which will require each prior reporting period presented to be recast in future issuances of our financial statements. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including our assessment of the impact.

The most significant impact of the new standard relates to the way we account for term agreements and commission expense. Specifically, under the current revenue standard, we recognize both the term license and maintenance revenues ratably over the contract period whereas under the new revenue standard we would recognize term license revenues upfront and the associated maintenance revenues over the contract period. We have also considered the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs” under the new standard. Under ASC 340-40, we may be required to capitalize and amortize certain incremental costs of obtaining a contract such as the maintenance portion of sales commissions over the life of the license. Under our current accounting policy, we do not capitalize sales commission costs but rather recognize these costs when the purchase order is received.

Adoption of the standard will result in a reduction of revenues of $2.0 million for the year ended December 31, 2017 and recognition of additional revenues of $1.4 million for the year ended December 31, 2016, primarily due to the net change in term license revenue recognition. In addition, adoption of the standard will result in an increase in prepaid expenses and other current assets and a decrease in deferred revenues of $9.9 and $0.1 million, respectively, as of December 31, 2017, driven by the capitalization of sales commission costs and the upfront recognition of license revenues from term licenses. The cumulative impact to our accumulated deficit as of January 1, 2016 is a reduction of $5.6 million.

Adoption of the standard related to revenue recognition had no impact to cash from or used in operating, financing or investing activities on our consolidated statements of cash flows.

Select recast financial statement information, which reflects the preliminary effect of the adoption of this standard, is set forth below.

	Year ended December 31, 2017
	As Reported	Adjustments	Recast for Adoption of ASC 606
Total revenues	$217,364	$(1,974)	$215,390
Operating loss	$(13,597)	$178	$(13,419)
Income taxes	$(2,459)	$(328)	$(2,787)
Net loss	$(13,694)	$(151)	$(13,845)

	Year ended December 31, 2016
	As Reported	Adjustments	Recast for Adoption of ASC 606
Total revenues	$164,456	$1,407	$165,863
Operating loss	$(15,694)	$3,699	$(11,995)
Income taxes	$(1,131)	$(182)	$(1,313)
Net loss	$(17,710)	$3,517	$(14,193)

	December 31, 2017 Balance Sheet Data
	As Reported	Adjustments	Recast for Adoption of ASC 606
Assets
Current assets:
Prepaid expenses and other current assets	$7,130	$9,865	$16,995
Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses and other short term liabilities	$42,453	$1,014	$43,467
Deferred revenues	$73,891	$(227)	$73,664
Long-term liabilities:
Deferred revenues	$7,034	$130	$7,164

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. We are currently evaluating whether to early adopt this standard and the potential effect on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. We have decided to adopt this standard effective December 31, 2017 using the retrospective transition method, as required by the new standard. The adoption of this standard has an immaterial impact on our consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$56,689	$48,315	$49,241
Long term restricted cash included in other assets	547	488	467
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$57,236	$48,803	$49,708

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either (i) accounting for deferred taxes related to GILTI inclusions, or (ii) to treat any taxes on GILTI inclusions as period cost, are both acceptable methods subject to an accounting policy election. In accordance with SEC Staff Accounting Bulletin No. 118, and as we are not yet able to reasonably estimate the effect of the GILTI tax, as described in note 9 to our consolidated financial statements, we have not yet adopted an accounting policy with respect to the GILTI tax.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold financial instruments for trading purposes.

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

Foreign Currency Exchange Risk

Approximately 30% of our revenues for the years ended December 31, 2017 and 2016 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $136.6 million as of December 31, 2017. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of December 31, 2017, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Item 8.	Financial Statements and Supplementary Data

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2007.

Tel-Aviv, Israel

February 13, 2018

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. and its subsidiaries (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO Criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 and the related consolidated statements of operations, statements of comprehensive loss, Changes in Stockholders’ Equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2007.

Tel-Aviv, Israel

February 13, 2018

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$56,689	$48,315
Short-term investments	79,868	65,493
Trade receivables (net of allowance for doubtful accounts of $ 433 and $ 372 at December 31, 2017 and at December 31, 2016, respectively)	75,596	53,861
Prepaid expenses and other current assets	7,130	3,650
Total current assets	219,283	171,319
Long-term assets:
Other assets	973	609
Property and equipment, net	11,896	9,910
Total long-term assets	12,869	10,519
Total assets	$232,152	$181,838

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2017	2016
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$635	$1,288
Accrued expenses and other short term liabilities	42,453	28,479
Deferred revenues	73,891	58,478
Total current liabilities	116,979	88,245

Long-term liabilities:
Deferred revenues	7,034	3,562
Other liabilities	6,561	7,292
Total long-term liabilities	13,595	10,854

Stockholders’ equity:
Share capital
Common stock of $ 0.001 par value—Authorized: 200,000,000 shares at December 31, 2017 and 2016; Issued and outstanding: 28,146,162 shares at December 31, 2017 and 26,821,762 shares at December 31, 2016	28	27
Accumulated other comprehensive income (loss)	136	(479)
Additional paid-in capital	223,868	189,335
Accumulated deficit	(122,454)	(106,144)
Total stockholders’ equity	101,578	82,739
Total liabilities and stockholders’ equity	$232,152	$181,838

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2017	2016	2015
Revenues:
Licenses	$123,610	$92,873	$71,273
Maintenance and services	93,754	71,583	55,937
Total revenues	217,364	164,456	127,210
Cost of revenues	20,873	15,843	12,019
Gross profit	196,491	148,613	115,191

Operating costs and expenses:
Research and development	47,369	36,660	31,792
Sales and marketing	135,896	107,825	86,367
General and administrative	26,823	19,822	16,106
Total operating expenses	210,088	164,307	134,265
Operating loss	(13,597)	(15,694)	(19,074)
Financial income (expenses), net	2,362	(885)	(1,523)
Loss before income taxes	(11,235)	(16,579)	(20,597)
Income taxes	(2,459)	(1,131)	(686)
Net loss	$(13,694)	$(17,710)	$(21,283)
Net loss per share of common stock, basic and diluted	$(0.50)	$(0.67)	$(0.84)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	27,467,440	26,406,312	25,198,546

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	2017	2016	2015
Net loss	$(13,694)	$(17,710)	$(21,283)
Other comprehensive income (loss):
Unrealized losses on short-term investments	(27)	-	-
Unrealized gains (losses) on derivative instruments	642	(148)	(5)
Total other comprehensive income (loss)	615	(148)	(5)
Comprehensive loss	$(13,079)	$(17,858)	$(21,288)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2015	24,685,604	25	162,478	(326)	(67,151)	95,026
Stock-based compensation expense	—	—	7,794	—	—	7,794
Exercise of stock options	1,350,162	1	2,054	—	—	2,055
Exercise of restricted stock units	33,388	*)	—	—	—	—
Unrealized loss on derivative instruments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(21,283)	(21,283)
Balance as of December 31, 2015	26,069,154	26	172,326	(331)	(88,434)	83,587
Stock-based compensation expense	—	—	12,938	—	—	12,938

Common stock issued under employee stock plans, net	752,608	1	4,071	—	—	4,072
Unrealized loss on derivative instruments	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(17,710)	(17,710)
Balance as of December 31, 2016	26,821,762	$27	$189,335	$(479)	$(106,144)	$82,739

Effect of adoption of ASU 2016-09	—	—	2,616	—	(2,616)	—
Stock-based compensation expense	—	—	19,835	—	—	19,835
Common stock issued under employee stock plans, net	1,324,400	1	12,082	—	—	12,083
Unrealized gain on derivative instruments	—	—	—	642	—	642
Unrealized gains and losses on available for sale securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(13,694)	(13,694)
Balance as of December 31, 2017	28,146,162	$28	$223,868	$136	$(122,454)	$101,578

___________________

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(13,694)	$(17,710)	$(21,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,328	2,180	1,615
Stock-based compensation	19,835	12,938	7,794
Capital gain from disposal of fixed assets	(20)	(2)	(4)
Changes in assets and liabilities:
Trade receivables	(21,735)	(6,425)	(9,567)
Prepaid expenses and other current assets	(3,317)	(1,028)	796
Trade payables	(653)	(1,324)	(91)
Accrued expenses and other short term liabilities	14,453	5,302	6,270
Deferred revenues	18,885	13,269	11,554
Other long term liabilities	(731)	147	187
Net cash provided by (used in) operating activities	16,351	7,347	(2,729)

Cash flows from investing activities:
Increase in short-term investments	(14,402)	(8,390)	(22,001)
Decrease (increase) in long-term deposits	(305)	(111)	11
Proceeds from sale of property and equipment	20	2	4
Purchase of property and equipment	(5,314)	(3,825)	(4,536)
Net cash used in investing activities	(20,001)	(12,324)	(26,522)

Cash flows from financing activities:
Proceeds from employee stock plans, net	12,083	4,072	2,055
Net cash provided by financing activities	12,083	4,072	2,055
Increase (decrease) in cash, cash equivalents and restricted cash	8,433	(905)	(27,196)
Cash, cash equivalents and restricted cash at beginning of period	48,803	49,708	76,904
Cash, cash equivalents and restricted cash at end of period	$57,236	$48,803	$49,708

Supplemental disclosures of non-cash flow information
Deferred rent fixed asset additions	$-	$583	$1,355

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$469	$246	$354

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

VSI has seven wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited (“VIRE”) incorporated under the laws of Ireland on November 11, 2016; and Varonis Systems (Australia) Pty Ltd (“VAUS”) incorporated under the laws of Victoria, Australia on February 28, 2017.

The Company’s software products and services allow enterprises to manage, analyze and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property.  Through its products DatAdvantage (including DatAlert, the Automation Engine and Varonis Edge), DataPrivilege, Data Classification Engine (including GDPR Patterns), Data Transport Engine, DatAnswers and DatAnywhere, the software platform allows enterprises to protect sensitive data from insider threats and cyberattacks, and realize the value of their enterprise data in ways that are not resource-intensive and easy to implement.

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF, VSC, VIRE and VAUS resell the Company’s products and services mainly in the UK, Germany, France and rest of Europe, Canada, Ireland and Australia, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

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

Most of the revenues and costs of VSI are denominated in United States dollars (“dollars”). Some of the subsidiaries’ revenues and costs are primarily incurred in Euros, the Pound Sterling, Canadian dollars, Australian dollars and NIS; however, the Company’s management believes that the dollar is the primary currency of the economic environment in which VSI and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

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

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries, VSL, VSUK, VSG, VSF, VSC, VIRE and VAUS. All intercompany transactions and balances have been eliminated upon consolidation.

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

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term investments. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Cash equivalents and short-term investments are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the consolidated statement of operations. Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$49,819		$-	$-	$49,819
Money market funds	6,870		-	-	6,870
Total	$56,689		$-	$-	$56,689

Short-term investments
US Treasury securities	$39,758	$	*)	$(27)	$39,731
Term bank deposits	40,137		-	-	40,137
Total	$79,895		$-	$(27)	$79,868

*) Represents an amount lower than $1.

All the US Treasury securities in short-term investments have a stated effective maturity of less than 12 months as of December 31, 2017.

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$42,175	$-	$-	$42,175
Money market funds	6,140	-	-	6,140
Total	$48,315	$-	$-	$48,315

Short-term investments
Term bank deposits	$65,493	-	-	$65,493
Total	$65,493	$-	$-	$65,493

The gross unrealized loss related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the year ended December 31, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bear interest at rates ranging from 0.60% - 1.35% and 0.55%-1.11%, per annum, as of December 31, 2017 and 2016, respectively. Deposits in NIS bear interest at rates of 0.03% and 0.15% per annum as of December 31, 2017 and 2016, respectively. Short-term investments are presented at cost which approximates market value due to their short maturities.

e.	Restricted Cash:

Restricted cash is primarily invested in certificates of deposit and is used mostly as security for the Company’s lease commitments.

The Company had no short-term restricted cash as of December 31, 2017 and 2016, respectively. The Company had long-term restricted cash in the amount of $547 and $488 as of December 31, 2017 and 2016, respectively.

f.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

	%
Computer equipment		33
Office furniture and equipment	14	-	15
Leasehold improvements		Over the shorter of the expected lease term or estimated useful life

g.	Impairment of Long-Lived Assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2017, 2016 and 2015, no impairment losses have been recorded.

h.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

i.	Revenue Recognition:

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

The Company recognizes revenues from the sale of term license arrangements, ratably, on a straight-line basis, over the term of the underlying contract, and is typically up to one year.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year.

Revenues from professional services consist mostly of time and material services and, accordingly, are generally recognized as the services are performed or when the service term has expired.

Professional services bundled with licensed software and other software related elements are not essential to the functionality of the other elements of the arrangement. Revenues allocable to the services are recognized as the services are performed or when the service term has expired, using VSOE for such services.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2017, 2016 and 2015, there were no returns from this reseller.

j.	Cost of Revenues:

Cost of revenues consists of the cost of maintenance and services, resulting from costs associated with support, and professional services.

k.	Accounting for Stock-Based Compensation:

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

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards.

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

The fair value of options granted to employees and non-employee directors is estimated at the date of grant using the following weighted average assumptions:

For the year ended December 31, 2017, there were no stock options granted. For the years ended December 31, 2016 and 2015, dividend yield was 0%, expected volatility was 62.1% and 65.0%, respectively, risk-free interest was 1.42% and 1.94% - 2.00%, respectively, and expected life was 6.25.

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

The non-cash compensation expenses related to employees and consultants for the years ended December 31, 2017, 2016 and 2015 amounted to $19,835, $12,938 and $7,794, respectively.

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

l.	Research and Development Costs:

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

m.	Income Taxes:

The Company accounts for income taxes in accordance with ASC No. 740, using the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

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

n.	Derivative Instruments:

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecast to be incurred in currencies other than the U.S. dollar. A majority of the Company’s revenues and operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the NIS.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of December 31, 2017		Liabilities as of December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships—included in other current assets and accrued expenses and other short term liabilities	$1,746	$163	$46,116	$(479)

For the years ended December 31, 2017 and 2016, the consolidated statements of operations reflect a gain of approximately $2,649 and $332, respectively, related to the effective portion of foreign currency forward contracts. There was no ineffective portion for the years ended December 31, 2017 and 2016.

o.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables.

The Company’s cash, cash equivalents and short-term investments are invested in major banks mainly in the United States but also in the United Kingdom, France, Germany, Israel, Canada, Ireland and Australia. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution.

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

p.	Retirement and Severance Pay:

VSI makes available to its employees a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (“the Code”). Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. VSI matches 100% of each participant’s contributions up to a maximum of 3% of the participant’s total pay and 50% of each participant’s contributions on contributions between 3% and 5% of the participant’s total pay. Each participant may contribute up to 80% of total remuneration up to the Internal Revenue Service’s annual contribution limit. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of income.

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

Total Company expenses related to retirement and severance pay amounted to $4,801, $3,775 and $3,085 for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of severance payable included in other liabilities as of December 31, 2017 and 2016 is $1,781 and $1,664, respectively.

q.	Fair Value of Financial Instruments:

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

The carrying amounts of cash and cash equivalents, trade receivables, short-term investments and trade payables approximate their fair value due to the short-term maturity of such instruments.

r.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

s.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2017 and 2016, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

t.	Reclassification:

Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.

u.	Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company has decided to adopt this standard effective January 1, 2018 using the full retrospective method which will require each prior reporting period presented to be recast in future issuances of the Company’s financial statements. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including the assessment of the impact.

The most significant impact of the new standard relates to the way the Company accounts for term agreements and commission expense. Specifically, under the current revenue standard, the Company recognizes both the term license and maintenance revenues ratably over the contract period whereas under the new revenue standard it would recognize term license revenues upfront and the associated maintenance revenues over the contract period. The Company has also considered the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs” under the new standard. Under ASC 340-40, it may be required to capitalize and amortize certain incremental costs of obtaining a contract such as the maintenance portion of sales commissions over the life of the license. Under the Company’s current accounting policy, it does not capitalize sales commission costs but rather recognizes these costs when the purchase order is received.

Adoption of the standard will result in a reduction of revenues of $1,974 for the year ended December 31, 2017 and recognition of additional revenues of $1,407 for the year ended December 31, 2016, primarily due to the net change in term license revenue recognition. In addition, adoption of the standard will result in an increase in prepaid expenses and other current assets and a decrease in deferred revenues of $9,865 and $97, respectively, as of December 31, 2017, driven by the capitalization of sales commission costs and the upfront recognition of license revenues from term licenses. The cumulative impact to the Company’s accumulated deficit as of January 1, 2016 is a reduction of $5,583.

Adoption of the standard related to revenue recognition had no impact to cash from or used in operating, financing or investing activities on the Company’s consolidated statements of cash flows.

Select recast financial statement information, which reflects the preliminary effect of the adoption of this standard, is set forth below.

	Year ended December 31, 2017
	As Reported	Adjustments	Recast for Adoption of ASC 606
Total revenues	$217,364	$(1,974)	$215,390
Operating loss	$(13,597)	$178	$(13,419)
Income taxes	$(2,459)	$(328)	$(2,787)
Net loss	$(13,694)	$(151)	$(13,845)

	Year ended December 31, 2016
	As Reported	Adjustments	Recast for Adoption of ASC 606
Total revenues	$164,456	$1,407	$165,863
Operating loss	$(15,694)	$3,699	$(11,995)
Income taxes	$(1,131)	$(182)	$(1,313)
Net loss	$(17,710)	$3,517	$(14,193)

	December 31, 2017 Balance Sheet Data
	As Reported	Adjustments	Recast for Adoption of ASC 606
Assets
Current assets:
Prepaid expenses and other current assets	$7,130	$9,865	$16,995

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses and other short term liabilities	$42,453	$1,014	$43,467
Deferred revenues	$73,891	$(227)	$73,664

Long-term liabilities:
Deferred revenues	$7,034	$130	$7,164

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company has decided to adopt this standard effective December 31, 2017 using the retrospective transition method, as required by the new standard. The adoption of this standard has an immaterial impact on the Company’s consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31. 2017	December 31. 2016	December 31. 2015
Cash and cash equivalents	$56,689	$48,315	$49,241
Long term restricted cash included in other assets	547	488	467
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$57,236	$48,803	$49,708

In January 2018, the FASB released guidance on the accounting for tax on the GILTI provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either (i) accounting for deferred taxes related to GILTI inclusions, or (ii) to treat any taxes on GILTI inclusions as period cost, are both acceptable methods subject to an accounting policy election. In accordance with SEC Staff Accounting Bulletin No. 118, and as the Company is not yet able to reasonably estimate the effect of the GILTI tax, as described in note 9 of the consolidated financial statements, the Company has not yet adopted an accounting policy with respect to the GILTI tax.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2017	2016
Prepaid expenses	$6,044	$2,871
Government institutions & other receivables	542	369
Deferred charges	-	256
Foreign currency forward contracts derivatives	163	-
Short-term deposits	374	122
Other	7	32
	$7,130	$3,650

NOTE 4:- PROPERTY AND EQUIPMENT, NET

	December 31,
	2017	2016
Cost:
Computer equipment	$8,473	$7,800
Office furniture and equipment	2,263	2,094
Leasehold improvements	9,163	7,459
	19,899	17,353
Accumulated depreciation	8,003	7,443
Property and equipment, net	$11,896	$9,910

Depreciation expenses for the years ended December 31, 2017, 2016 and 2015 were $3,328, $2,180 and $1,615, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT TERM LIABILITIES

	December 31,
	2017	2016
Employees	$17,748	$12,306
Accrued expenses	9,507	6,777
Government authorities and other	14,006	8,293
Foreign exchange forward contract derivatives	-	479
Other short term liabilities	1,192	624
	$42,453	$28,479

NOTE 6:- COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2018-2026. The lease agreements of VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2018-2020.

Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2017 for the upcoming years were as follows:

Payments Due By Period
2018	$6,418
2019	5,561
2020	4,335
2021	4,561
2022	4,587
Thereafter	21,063
$46,525

Total rent expenses for the years ended December 31, 2017, 2016 and 2015 were $4,075, $3,258 and $4,296, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of December 31, 2017 was $732.

For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date of possession of the property to the end of the initial lease term. The Company records any differences between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate. Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date of possession of the property through the end of the initial lease term. The Company records the unamortized portion of tenant allowances as a part of deferred rent, in current liabilities or other long-term liabilities, as appropriate. As of December 31, 2017 and 2016, deferred rent included $941 and $624, respectively, in current liabilities in the Company’s consolidated balance sheets, and deferred rent included $4,780 and $5,377, respectively, in long-term liabilities in the Company’s consolidated balance sheets.

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of December 31, 2017, that rate amounted to 4.35%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2017, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 7:- FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2017 and 2016 by level within the fair value hierarchy (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	6,870	–	–	6,870	6,140	–	–	6,140
Short-term investments:
US Treasury securities	39,731	–	–	39,731	–	–	–	–
Term bank deposits	40,137	–	–	40,137	65,493	–	–	65,493
Other current assets:
Forward foreign exchange contracts	–	163	–	163	–	–	–	–
Financial liabilities:
Forward foreign exchange contracts	–	–	–	–	–	(479)	–	(479)
Total financial assets (liabilities)	$86,738	$163	$–	$86,901	$71,633	$(479)	$–	$71,154

NOTE  8:- STOCKHOLDERS’ EQUITY

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2017	2016	2017	2016
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	28,146,162	26,821,762

b.	Common stock rights:

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and will be increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. On January 1, 2018, 2017 and 2016, the share reserve under the 2013 Plan was automatically increased by 1,125,846, 1,072,870 and 1,042,766 shares, respectively. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the year ended December 31, 2017 is as follows:

	Year ended December 31, 2017
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	2,388,348	$15.243	$30,025	5.861
Granted	-	$-
Exercised	(832,270)	$13.031
Forfeited	(99,793)	$19.930
Options outstanding at the end of the period	1,456,285	$16.172	$47,152	4.906
Vested and expected to vest	1,456,285	$16.172	$47,152	4.906
Options exercisable at the end of the period	1,262,206	$15.052	$42,282	4.595

A summary of employees’ stock options activities during the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31, 2016
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	2,782,560	$14.026	$21,337	6.246
Granted	135,000	$16.870
Exercised	(445,535)	$5.901
Forfeited	(83,677)	$27.126
Options outstanding at the end of the period	2,388,348	$15.243	$30,025	5.861
Vested and expected to vest	2,331,800	$15.074	$29,689	5.806
Options exercisable at the end of the period	1,752,416	$12.583	$26,473	5.119

	Year ended December 31, 2015
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	4,080,611	$9.697	$95,855	6.092
Granted	191,200	$28.253
Exercised	(1,334,351)	$1.521
Forfeited	(154,900)	$25.265
Options outstanding at the end of the period	2,782,560	$14.026	$21,337	6.246
Vested and expected to vest	2,677,503	$13.623	$21,284	6.156
Options exercisable at the end of the period	1,794,249	$8.841	$20,496	5.035

There were no options granted in 2017. The weighted average grant date fair values of options granted during the year ended December 31, 2016 and 2015 were $16.870 and $28.637, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $22,382, $9,418 and $27,885, respectively. As of December 31, 2017 and 2016, there was $2,208 and $3,380, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 0.887 and 1.774 years, respectively.

The options outstanding as of December 31, 2017 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2017	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$1.039	-	1.576	401,476	1.383	$1.295	401,476	1.383	$1.295
$6.230	-	8.800	55,929	3.908	$7.125	55,929	3.908	$7.125
$12.470	-	16.870	228,001	5.820	$13.435	200,917	5.508	$12.972
$19.510	-	21.660	374,257	6.606	$21.207	284,671	6.567	$21.201
$22.010	-	24.230	170,815	6.193	$22.292	144,967	6.182	$22.342
	$29.880		117,829	7.145	$29.880	74,758	7.145	$29.880
	$39.860		107,978	6.225	$39.860	99,488	6.225	$39.860
			1,456,285	4.906	$16.172	1,262,206	4.595	$15.052

The options outstanding as of December 31, 2016 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2016	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$0.901	-	1.576	710,562	2.482	$1.317	710,562	2.482	$1.317
$6.230	-	8.800	89,373	4.963	$6.953	89,373	4.963	$6.953
$12.470	-	16.870	442,507	7.078	$13.812	279,863	6.163	$12.470
$19.510	-	21.660	546,959	7.622	$21.205	307,302	7.558	$21.200
$22.010	-	24.230	295,513	7.299	$22.278	191,891	7.289	$22.316
	$29.880		154,200	8.145	$29.880	70,684	8.145	$29.880
	$39.860		149,234	7.225	$39.860	102,741	7.225	$39.860
			2,388,348	5.861	$15.243	1,752,416	5.119	$12.583

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of December 31, 2017 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,188	$21.140	4,083	August 2023
March 2014	7,953	$39.860	7,163	March 2024
May 2014	6,075	$22.010	5,317	May 2024
November 2014	7,107	$21.660	4,897	November 2024
May 2015	2,000	$19.510	1,292	May 2025
February 2016	2,500	$16.870	1,145	February 2026
	31,323		25,397

 The Company’s outstanding options granted to consultants for services as of December 31, 2016 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
February 2013	1,500	$12.470	1,344	February 2023
August 2013	4,188	$21.140	3,104	August 2023
October 2013	750	$24.230	547	October 2023
March 2014	13,100	$39.860	8,187	March 2024
May 2014	6,850	$22.010	3,704	May 2024
November 2014	10,246	$21.660	4,364	November 2024
May 2015	5,250	$19.510	1,750	May 2025
February 2016	2,500	$16.870	—	February 2026
	44,384		23,000

e.	Restricted stock units:

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2017:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2017	1,399,127	$19.96
Granted	1,295,653	$31.58
Vested	(407,458)	$21.89
Forfeited	(269,201)	$22.75
Unvested as of December 31, 2017	2,018,121	$27.32

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2016:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2016	643,506	$23.38
Granted	1,038,044	$19.67
Vested	(199,074)	$22.82
Forfeited	(83,349)	$20.21
Unvested as of December 31, 2016	1,399,127	$19.96

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016, and will increase each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. On January 1, 2018, 2017 and 2016, the share reserve under the ESPP was automatically increased by 188,813, 158,695 and 21,383 shares, respectively. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Cost of revenues	$1,078	$699	$419
Research and development	5,209	3,052	1,954
Sales and marketing	8,542	6,104	3,041
General and administrative	5,006	3,083	2,380
Total	$19,835	$12,938	$7,794

NOTE 9:- INCOME TAXES

a.	Tax Reform:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the Code. The changes include, but are not limited to:

•	A corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 (“Rate Reduction”);
•	The transition of U.S international taxation from a worldwide tax system to a territorial system by providing a 100 percent deduction to an eligible U.S. shareholder on foreign sourced dividends received from a foreign subsidiary (“100% Dividend Received Deduction”);
•	A one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017; and
•	Taxation of GILTI earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.

The Company has not completed its accounting for the income tax effects of the TCJA. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the TCJA, pursuant to SEC Staff Accounting Bulletin No. 118.

The Company has calculated its best estimate of the impact of the TCJA for its year end income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing. As a result:

Rate Reduction

The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the TCJA makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation.

The Company estimates that after it utilizes its $23,992 net operating losses carryforwards for Federal income tax purposes, available as of December 31, 2017, the Rate Reduction is expected to positively impact the Company’s future US after tax earnings. However, the ultimate impact is subject to the effect of other complex provisions in the TCJA, including the GILTI tax, which the Company is currently reviewing, and it is possible that any impact of GILTI tax could significantly reduce the benefit of the Rate Reduction. Due to the uncertain practical and technical application of many of these provisions, it is currently not possible to reliably estimate whether GILTI will apply and if so, how it would impact the Company.

Deemed Repatriation Transition Tax

The Deemed Repatriation Transition Tax is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Due to the aggregate accumulated deficits of our foreign subsidiaries, the Company will not be subject to any transition tax under this provision of the TCJA.

100% Dividend Received Deduction and Indefinite Reinvestment Assertion

Effective for tax years beginning after December 31, 2017, the TCJA provides a 100% dividend received deduction, subject to a one-year holding period, to a U.S. corporate shareholder for the foreign source portion of dividends received from a “specified 10-percent owned foreign corporation.”

Prior to enactment of the TCJA, the Company had asserted indefinite reinvestment of the earnings of its foreign subsidiaries. Under the TCJA, however, these earnings are no longer subject to U.S. tax as a result of the transition tax. Nevertheless, a distribution of the earnings from our foreign subsidiaries may still be subject to withholding taxes imposed by the local country from which the earnings would be distributed. Because the Company did not have sufficient information as of year-end to evaluate how the TCJA would impact the Company’s existing position that its foreign earnings are permanently reinvested, the Company has not included a provisional amount for this item in its financial statements for fiscal year 2017. The Company will record amounts as needed for this item beginning in the first reporting period within the measurement period in which the Company obtains the necessary information and is able to analyze and use to prepare a reasonable estimate.

GILTI Tax

The TCJA creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder, over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes.

Whether the Company is expected to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or business, The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the TCJA or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

b.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2017, the Company had net operating loss carry-forward for federal, state and foreign tax purposes of approximately $23,992, $10,646 and $534, respectively. If not utilized, these carryforwards will expire starting in 2028, 2020 and indefinitely for federal, state and foreign tax purposes, respectively. In addition, as of December 31, 2017, the Company had federal research credit, retention credit and foreign tax credit carryforwards of approximately $1,412, $24 and $195, respectively. If not utilized, the federal tax carryforwards will begin to expire in 2033, 2032 and 2026, respectively. The Company also has credits in Israel totaling approximately $344. These credits have no expiration date. Utilization of U.S. net operating losses and credits may be subject to substantial annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization and, in the event the Company undergoes a change of ownership, utilization of the carryforwards could be restricted.

c.	Loss before taxes on income is comprised as follows:

	Year ended December 31,
	2017	2016	2015
Domestic	$(18,234)	$(16,898)	$(20,098)
Foreign	6,999	319	(499)
	$(11,235)	$(16,579)	$(20,597)

d.	Taxes on income (loss) are comprised as follows:

	Year ended December 31,
	2017	2016	2015
Current:
Domestic:
Federal	$(92)	$92	$—
State	191	109	85
Foreign	2,516	930	601
Total current income tax	$2,615	$1,131	$686

Deferred:
Foreign	$(156)	$—	$—
Total deferred income tax	$(156)	$—	$—
Income tax expense	$2,459	$1,131	$686

e.	Deferred income taxes:

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

	December 31,
	2017	2016
Carry forward losses and credits	$7,407	$6,294
Deferred revenues	14,226	16,774
Accrued payroll, commissions, vacation	1,105	2,078
Allowance for doubtful accounts	633	43
Accrued severance pay	239	372
Other	2,668	2,939
Net deferred tax assets before valuation allowance	26,278	28,500
Valuation allowance	(26,122)	(28,500)
Net deferred tax assets	$156	$—

Valuation allowance decreased by $2,378 during 2017, which included the impact of the Company’s adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statements of cash flows.  Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method.  The adoption resulted in an increase to deferred tax assets of $7,849 and a decrease to retained earnings of the same amount with an offsetting entry to valuation allowance which was also recorded to retained earnings. As a result, the adoption of this standard did not have an impact on our consolidated balance sheet, results of operations, cash flows or statement of stockholders’ equity. Without the valuation allowance, the Company’s deferred tax assets would have increased by $7,849.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended December 31,
	2017	2016	2015
Loss before taxes, as reported in the consolidated statements of operations	$(11,235)	$(16,579)	$(20,597)
Statutory tax rate	34%	34%	34%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(3,820)	$(5,637)	$(7,003)
Income tax at rate other than the U.S. statutory tax rate	(934)	68	333
Tax advances and non-deductible expenses including equity based compensation expenses	3,123	4,298	1,061
Operating losses and other temporary differences for which valuation allowance was provided	(10,203)	3,001	6,558
Research and Development Tax Credit	1,126	(1,182)	-
State tax	(563)	(536)	(477)
Impact of rate change	12,121	(360)	(82)
Change in tax reserve for uncertain tax positions	1,576	1,209	320
Other individually immaterial income tax items	33	270	(24)
Actual tax expense	$2,459	$1,131	$686

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2016 and 2015 are as follows:

Gross unrecognized tax benefits as of January 1, 2016	$897
Increase/decrease in tax position for current year	992
Increase/decrease in tax position for prior years	217
Gross unrecognized tax benefits as of December 31, 2016	$2,106
Increase/decrease in tax position for current year	1,752
Increase/decrease in tax position for prior years	(176)
Gross unrecognized tax benefits as of December 31, 2017	$3,682

There was $3,682 of unrecognized income tax benefits that, if recognized, approximately $3,400 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $172 as of December 31, 2017.

h.	Foreign taxation:

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

2. Undistributed earnings of foreign subsidiaries:

As of December 31, 2017, approximately $3,401 of undistributed earnings from non-U.S. operations held by the Company’s foreign subsidiaries and the Beneficiary Enterprise of VSL are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

i.	Tax assessments:

The Company has not been audited by the Internal Revenue Service but are under current audit in various states for tax years 2013 through 2016. As of December 31, 2016, our federal returns for the years ended 2012 through the current period and most state returns for the years ended 2009 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

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

VSG in Germany, VSC in Canada, VIRE in Ireland and VAUS in Australia do not have final tax assessments since their respective inceptions.

NOTE 10:- FINANCIAL EXPENSES, NET

	Year ended December 31,
	2017	2016	2015
Financial income:
Interest on bank deposits, net	$747	$520	$330
Foreign currency transactions gains, net	1,773	—	—
Other	27	—	—
	2,547	520	330

Financial expenses:
Bank charges	185	149	95
Foreign currency transactions losses, net	—	1,224	1,711
Other	—	32	47
	(185)	(1,405)	(1,853)
	$2,362	$(885)	$(1,523)

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

	Year ended December 31,
	2017	2016	2015
Revenues based on customer’s location:
United States	$134,438	$100,281	$73,343
EMEA (*)	70,128	52,410	44,994
Rest of the World	12,798	11,765	8,873
Total revenues	$217,364	$164,456	$127,210

(*)	Sales to customers in France accounted for $22,762, $17,129 and $13,570 for the years ended December 31, 2017, 2016 and 2015, respectively.

During the years ended December 31, 2017, 2016 and 2015, there were no sales to a single customer exceeding 10% of the Company’s revenues.

	December 31,
	2017	2016
Long-lived assets by geographic region:
United States	$7,072	$7,664
Israel	2,944	1,827
France	1,426	207
Other	454	212
	$11,896	$9,910

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, or disagreements with our accountants on matters of accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global and an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	2015 Employee Stock Purchase Plan

10.6(9)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.8(11)†	Employment Agreement by and between the Company and Guy Melamed, dated as of February 7, 2017

10.9(12)†	Amendment to Employment Agreement by and between the Company and Guy Melamed, dated as of February 8, 2018

10.10(13)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.11(14)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.12(15)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.13(16)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.14(17)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________________________________

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.

**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(13)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(15)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(16)	Filed as Exhibit 10.12 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

February 13, 2018	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

February 13, 2018	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Yakov Faitelson and Guy Melamed, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, severally, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 13, 2018
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Ohad Korkus	Chief Technology Officer and	February 13, 2018
Ohad Korkus	Director

/s/ Guy Melamed	Chief Financial Officer (Principal	February 13, 2018
Guy Melamed	Financial Officer) and Principal Accounting Officer

/s/ Kevin Comolli	Director	February 13, 2018
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 13, 2018
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 13, 2018
Gili Iohan

/s/ Thomas F. Mendoza	Director	February 13, 2018
Thomas F. Mendoza

/s/ Ofer Segev	Director	February 13, 2018
Ofer Segev

/s/ Rona Segev-Gal	Director	February 13, 2018
Rona Segev-Gal

/s/ Fred Van Den Bosch	Director	February 13, 2018
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Third Amended and Restated Investors’ Rights Agreement, dated as of February 24, 2011, by and among the Company and certain holders of the Company’s capital stock named therein

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	2015 Employee Stock Purchase Plan

10.6(9)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(10)†	Employment Agreement by and between the Company and Ohad Korkus, dated as of February 10, 2014

10.8(11)†	Employment Agreement by and between the Company and Guy Melamed, dated as of February 7, 2017

10.9(12)†	Amendment to Employment Agreement by and between the Company and Guy Melamed, dated as of February 8, 2018

10.10(13)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.11(14)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.12(15)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.13(16)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.14(17)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________________________________

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment for portions of this exhibit has been granted by the Securities and Exchange Commission.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-191840) (the “IPO Registration Statement”) with the SEC on October 22, 2013 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.9 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(13)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(15)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(16)	Filed as Exhibit 10.12 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.