Form 10-Q
period 2018-03-31
VARONIS SYSTEMS INC
filed 2018-05-01
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At April 27, 2018, there were 28,752,821 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)	(as adjusted, see note 1)
Assets
Current assets:
Cash and cash equivalents	$70,778	$56,689
Short-term investments	82,892	79,868
Trade receivables (net of allowance for doubtful accounts of $433 at March 31, 2018 and December 31, 2017)	32,468	75,596
Prepaid expenses and other current assets	18,933	14,346
Total current assets	205,071	226,499

Long-term assets:
Other assets	7,674	7,243
Property and equipment, net	12,180	11,896
Total long-term assets	19,854	19,139
Total assets	$224,925	$245,638

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$483	$635
Accrued expenses and other short term liabilities	36,190	42,453
Deferred revenues	68,481	73,493
Total current liabilities	105,154	116,581

Long-term liabilities:
Deferred revenues	6,247	6,608
Other liabilities	8,045	7,807
Total long-term liabilities	14,292	14,415

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2018 and December 31, 2017; Issued and outstanding: 28,748,631 shares at March 31, 2018 and 28,146,162 shares at December 31, 2017	29	28
Accumulated other comprehensive income (loss)	(1,973)	136
Additional paid-in capital	231,860	223,868
Accumulated deficit	(124,437)	(109,390)
Total stockholders’ equity	105,479	114,642
Total liabilities and stockholders’ equity	$224,925	$245,638

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
		(as adjusted, see note 1)
Revenues:
Licenses	$25,074	$18,092
Maintenance and services	28,454	21,501
Total revenues	53,528	39,593

Cost of revenues	6,442	4,693

Gross profit	47,086	34,900

Operating costs and expenses:
Research and development	15,542	10,409
Sales and marketing	39,972	30,914
General and administrative	7,069	5,509
Total operating expenses	62,583	46,832

Operating loss	(15,497)	(11,932)
Financial income, net	978	469

Loss before income taxes	(14,519)	(11,463)
Income taxes	(527)	(200)

Net loss	$(15,046)	$(11,663)

Net loss per share of common stock, basic and diluted	$(0.53)	$(0.43)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	28,362,479	26,951,205

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2018	2017
		(as adjusted, see note 1)
Net loss	$(15,046)	$(11,663)

Other comprehensive income (loss):
Unrealized loss on short-term investments	(8)	-
Unrealized income (loss) on derivative instruments	(2,101)	2,124

Total other comprehensive income (loss)	(2,109)	2,124

Comprehensive loss	$(17,155)	$(9,539)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
		(as adjusted, see note 1)
Cash flows from operating activities:
Net loss	$(15,046)	$(11,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	797	622
Stock-based compensation	6,927	4,404
Amortization of deferred commissions	3,325	3,027

Changes in assets and liabilities:
Trade receivables	43,128	26,395
Prepaid expenses and other current assets	(5,806)	(2,497)
Deferred commissions	(2,434)	(2,906)
Other long term assets	41	-
Trade payables	(152)	294
Accrued expenses and other short term liabilities	(8,200)	(6,421)
Deferred revenues	(5,373)	(2,417)
Other long term liabilities	237	(541)

Net cash provided by operating activities	17,444	8,297

Cash flows from investing activities:
Increase in short-term investments	(3,033)	(4,757)
Increase in long-term deposits	(308)	(140)
Purchase of property and equipment	(1,081)	(1,498)

Net cash used in investing activities	(4,422)	(6,395)

Cash flows from financing activities:
Proceeds from employee stock plans, net	1,066	882
Net cash provided by financing activities	1,066	882
Increase in cash, cash equivalents and restricted cash	14,088	2,784
Cash, cash equivalents and restricted cash at beginning of period	57,236	48,803
Cash, cash equivalents and restricted cash at end of period	$71,324	$51,587

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$102	$20

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a. Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has eight wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited incorporated under the laws of Ireland on November 11, 2016; Varonis Systems (Australia) Pty Ltd (“VSA”) incorporated under the laws of Victoria, Australia on February 28, 2017; and Varonis Systems (Netherlands) B.V. incorporated under the laws of the Netherlands on March 13, 2018.

The Company’s software products and services allow enterprises to manage, analyze and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property.  Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), Data Classification Engine (including GDPR Patterns), DataPrivilege, Data Transport Engine and DatAnswers, the software platform allows enterprises to protect sensitive data from insider threats and cyberattacks and realize the value of their enterprise data in ways that are not resource-intensive and easy to implement.

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2017 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017 filed with the SEC on February 13, 2018 (the “2017 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2017 included in the 2017 Form 10-K, except as follows:

Effective as of January 1, 2018, the Company adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 606”) on a full retrospective basis which requires the Company to restate its historical financial information for fiscal year 2017 and to be consistent with the new standard in 2018. The Company implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. ASU 606 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The most significant impacts of the standard to the Company relate to the timing of revenue recognition for arrangements involving term licenses and sales commissions. Under ASU 606, the Company is required to recognize term license revenues upon the transfer of the license and the associated maintenance revenues over the contract period, as opposed to the Company’s prior practice of recognizing both the term license and maintenance revenues ratably over the contract period. In addition, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which the Company has determined to be approximately four years. Previously, the Company did not capitalize sales commission costs but rather recognized these costs when they were incurred.

Adoption of the standard results in a reduction of revenues of $1,974 for the year ended December 31, 2017 primarily due to the net change in term license revenue recognition. As of December 31, 2017, the adoption of the standard results in an increase in deferred commission of $13,486, a decrease in short-term deferred revenues of $398, a decrease in long-term deferred revenues of $426 and an increase of $1,246 in deferred tax liabilities. This is a result of the capitalization of sales commission costs and the upfront recognition of license revenues from term licenses. The cumulative impact to the Company’s accumulated deficit as of December 31, 2017 is a reduction of $13,064.

Adoption of the standard related to revenue recognition had no impact to cash from or used in operating, financing or investing activities on the Company’s consolidated statements of cash flows.

The Company adjusted its consolidated financial statements from amounts previously reported due to the adoption of ASU 606. Select consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows, which reflect the adoption of the new standard are as follows:

	Three Month Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
License revenues	$19,155	$(1,063)	$18,092
Maintenance and service revenues	21,225	276	21,501
Total revenues	40,380	(787)	39,593
Cost of revenues	4,672	21	4,693
Gross profit	35,708	(808)	34,900
Operating costs and expenses:
Research and development	10,409	-	10,409
Sales and marketing	30,811	103	30,914
General and administrative	5,513	(4)	5,509
Total operating expenses	46,733	99	46,832
Operating loss	(11,025)	(907)	(11,932)
Financial income, net	469	-	469
Loss before income taxes	(10,556)	(907)	(11,463)
Income taxes	(323)	123	(200)
Net loss	$(10,879)	$(784)	$(11,663)

	December 31, 2017 Balance Sheet Data
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Prepaid expenses and other current assets	$7,130	$7,216	$14,346
Long-term assets:
Other assets	$973	$6,270	$7,243

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenues	$73,891	$(398)	$73,493
Long-term liabilities:
Deferred revenues	$7,034	$(426)	$6,608
Other liabilities	$6,561	$1,246	$7,807
Stockholders’ equity:
Accumulated deficit	$(122,454)	$13,064	$(109,390)

	Statement of Cash Flows Three Month Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(10,879)	$(784)	$(11,663)
Amortization of deferred commissions	$-	$3,027	$3,027
Deferred commissions	$-	$(2,906)	$(2,906)
Deferred revenues	$(3,203)	$786	$(2,417)
Other long term liabilities	$(418)	$(123)	$(541)
Net cash provided by operating activities	$8,297	$-	$8,297

c.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees and term license fees which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both deployment and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company’s assistance. The Company sells its products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 90 calendar days of the date the Company issues an invoice.

The Company recognizes revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers”. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

Software license revenues are recognized at the point of time when the software license has been delivered.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term.

Revenues from professional services consists mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or when the service term has expired.

In contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of total consideration of the contract. For maintenance and support, the Company determines the standalone selling price based on the price at which the Company separately sells a renewal contract. The Company determines the standalone selling price for sales of licenses using the residual approach. For professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells those services.

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $27,952 for the three months ended March 31, 2018.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2017 and for the three months ended March 31, 2018, there were no returns from this reseller.

The Company pays commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized. The Company is required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which the Company has determined to be approximately four years. Amortization expenses related to these costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

For information regarding disaggregated revenues, please refer to note 5.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of March 31, 2018 (unaudited)		Assets as of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value

Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other short term liabilities	$44,348	$(2,029)	$1,746	$163

For the three months ended March 31, 2018 and 2017, the unaudited consolidated statements of operations reflect a gain of approximately $48 and $265, respectively, related to the effective portion of foreign currency forward contracts. Any ineffective portion of foreign currency forward contracts is recognized in financial income (expense), net in the unaudited consolidated statement of operations. No material ineffective hedges were recognized in other income (expenses) for the three months ended March 31, 2018 and 2017.

e.	Cash, Cash Equivalents and Short-Term Investments:

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

	As of March 31, 2018 (unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$61,749	$-	$-	$61,749
Money market funds	9,029	-	-	9,029
Total	$70,778	$-	$-	$70,778

Short-term investments
US Treasury securities	$37,751	$-	$(34)	$37,717
Term bank deposits	45,175	-	-	45,175
Total	$82,926	$-	$(34)	$82,892

All the US Treasury securities in short-term investments have a stated effective maturity of less than 12 months as of March 31, 2018.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains			Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$49,819		$-		$-	$49,819
Money market funds	6,870		-		-	6,870
Total	$56,689		$-		$-	$56,689

Short-term investments
US Treasury securities	$39,758		*	)	(27)	$39,731
Term bank deposits	40,137		-		-	40,137
Total	$79,895	$	*	)	$(27)	$79,868

*) Represents an amount lower than $1

The gross unrealized loss related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2018, the Company did not consider any of its investments to be other-than-temporarily impaired.

f. Restricted Cash:

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The Company adopted this standard effective December 31, 2017 using the retrospective transition method, as required by the new standard. The adoption of this standard had an immaterial impact on the Company’s consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$70,778	$51,070
Long term restricted cash included in other assets	546	517
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$71,324	$51,587

g. Recently Issued Accounting Pronouncements:

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect of the guidance on its consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (“TCJA”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either (i) accounting for deferred taxes related to GILTI inclusions, or (ii) treating any taxes on GILTI inclusions as period cost, are both acceptable methods subject to an accounting policy election. In accordance with SEC Staff Accounting Bulletin No. 118, and as the Company is not yet able to reasonably estimate the effect of the GILTI tax, as described in note 9 of the Company’s 2017 consolidated financial statements included in the 2017 Form 10-K, the Company has not yet adopted an accounting policy with respect to the GILTI tax.

NOTE 2:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2018.

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands):

	As of March 31, 2018 (unaudited)				As of December 31, 2017
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	9,029	–	–	9,029	6,870	–	–	6,870
Short-term investments:
US Treasury securities	37,717	–	–	37,717	39,731	–	–	39,731
Term bank deposits	45,175	–	–	45,175	40,137	–	–	40,137
Other current assets:
Forward foreign exchange contracts	–	–	–	–	–	163	–	163
Financial liabilities:
Forward foreign exchange contracts	–	(2,029)	–	(2,029)	–	–	–	–
Total financial assets (liabilities)	$91,921	$(2,029)	$–	$89,892	$86,738	$163	$–	$86,901

NOTE 3:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2018 - 2026. The lease agreement of VSL includes extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2018 – 2021.

Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2018 for the upcoming years were as follows:

(unaudited)

2018	$4,733
2019	5,455
2020	4,669
2021	5,025
2022	5,064
Thereafter	21,960

$46,906

Total rent expenses for the three months ended March 31, 2018 and 2017 were $980 and $883, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of March 31, 2018 was $532.

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

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of March 31, 2018, that rate amounted to 4.60%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2018, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

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

A summary of employees’ stock options activities during the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2018	1,456,285	$16.172	$47,152	4.906
Granted	-	$-
Exercised	(203,474)	$17.596
Forfeited	(1,234)	$22.070

Options outstanding as of March 31, 2018	1,251,577	$15.935	$55,777	4.622

Options exercisable at the end of the period	1,122,468	$15.151	$50,903	4.367

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the three months ended March 31, 2018 was $7,824.

b. The options outstanding as of March 31, 2018 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of March 31, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$1.039	-	1.576	361,725	1.090	$1.275	361,725	1.090	$1.275
$6.230	-	8.800	28,656	3.776	$7.174	28,656	3.776	$7.174
$12.470	-	16.870	204,001	5.534	$13.387	180,041	5.220	$12.923
$19.510	-	21.660	328,024	6.375	$21.205	266,979	6.341	$21.201
$22.010	-	24.230	148,740	6.047	$22.297	138,475	6.042	$22.318
	$29.880		92,028	6.899	$29.880	58,189	6.899	$29.880
	$39.860		88,403	5.978	$39.860	88,403	5.978	$39.860

			1,251,577	4.622	$15.935	1,122,468	4.367	$15.151

c.         Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of March 31, 2018 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,188	$21.140	4,188	August 2023
March 2014	7,844	$39.860	7,844	March 2024
May 2014	5,991	$22.010	5,690	May 2024
November 2014	7,032	$21.660	5,428	November 2024
May 2015	1,312	$19.510	730	May 2025
February 2016	2,250	$16.870	1,050	February 2026

	30,117		26,430

d.       Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2018 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2018	2,018,121	$27.32
Granted	1,061,150	$51.95
Vested	(408,615)	$24.91
Forfeited	(19,900)	$32.66
Unvested balance – March 31, 2018	2,650,756	$37.51

e. As of March 31, 2018, there was $1,366 and $93,961 of total unrecognized compensation cost related to unvested employee stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 0.785 years and 3.127 years for stock options and restricted stock units, respectively.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(in thousands)

Cost of revenues	$362	$227
Research and development	2,105	1,130
Sales and marketing	3,101	2,059
General and administrative	1,359	988

Total	$6,927	$4,404

Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. There were 3,932,450 and 4,339,384 potentially dilutive shares from the conversion of outstanding RSUs and stock options that were not included in the calculation of diluted net loss per share as of March 31, 2018 and 2017, respectively.

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

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(as adjusted)
	(in thousands)

Revenues based on customer’s location:
North America	$31,620	$25,437
EMEA (*)	20,347	12,695
Rest of World	1,561	1,461

Total revenues	$53,528	$39,593

(*)       Sales to customers in the UK accounted for $5,694 and $4,077 of the Company’s revenues for the three months ended March 31, 2018 and 2017, respectively. Sales to customers in France accounted for $6,754 of the Company’s revenues for the three months ended March 31, 2018. Sales to customers in France did not exceed 10% of total revenues for the three months ended March 31, 2017.

	March 31, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$7,096	$7,072
Israel	3,166	2,944
France	1,357	1,426
Other	561	454

	$12,180	$11,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

We started operations in 2005 with a vision to make enterprise data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products to our customers. In 2006, we introduced DataPrivilege as our self-service web portal for business users. In 2008, we enhanced our DatAdvantage offering with DatAdvantage for UNIX/Linux. In 2009, we introduced the Data Classification Engine (formally called the IDU Classification Framework) for sensitive data classification and DatAdvantage for SharePoint. We further enhanced our DatAdvantage offering by releasing DatAdvantage for Exchange in 2010, enabling our customers to exercise control over the information transferred through corporate e-mails. In 2011, we introduced DatAdvantage for Directory Services for increased visibility into Active Directory.

In 2012, we released the Data Transport Engine for intelligent data migration and archiving and DatAnywhere for secure hybrid cloud collaboration. In 2013, we introduced DatAlert to monitor and alert on sensitive data and file activity. In 2014, we introduced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees, greatly improving their productivity. In 2015, we enhanced our DatAdvantage, DataPrivilege and Data Classification Engine offerings; with DatAdvantage support for the following Microsoft Office 365 data stores: Exchange Online, SharePoint Online, OneDrive and Active Directory hosted in Azure; with DataPrivilege for SharePoint; and with Data Classification Engine for UNIX, SharePoint Online and OneDrive. In 2016, we enhanced our DatAdvantage offerings with additional Office 365 support; DatAnswers support for SharePoint Online and OneDrive; and introduced a new web user interface, or UI, for DatAlert for comprehensive security management and threat detection. In that year we also added additional user behavior analytics driven threat models to DatAlert to significantly enhance our detection of insider threats, including potential disgruntled employees, rogue administrators, hijacked accounts and malware, such as ransomware. We also established a behavioral research laboratory where a dedicated team of security experts and data scientists from Varonis continually research the latest threats and emerging security vulnerabilities and introduce new behavior-based threat models to DatAlert.

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

In 2018, we introduced Varonis Edge, which analyzes perimeter devices like DNS, VPN and Web Proxy to detect attacks like malware, APT intrusion and data exfiltration. Varonis Edge enables enterprises to correlate events and alerts to track potential data leaks and spot vulnerabilities at the point of entry. We also made enhancements to DatAlert adding GDPR threat models to enable customers to more easily monitor and track when suspicious activity occurs on GDPR data, including maps and geolocation to the DatAlert web UI to help track cyberattacks to a specific location.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), Data Classification Engine (including GDPR Patterns), DataPrivilege, Data Transport Engine and DatAnswers. As of February 1, 2018, in order to focus our resources on our data security portfolio, we no longer sell DatAnywhere to new customers, and we do not expect renewals or sales of the product to our existing customers. In addition, beginning in 2018, DatAlert and Varonis Edge became a new product family. The attach rates and customer counts as of March 31, 2018 and 2017 reflect these changes. As of March 31, 2018 and 2017, approximately 70% and 66% of our customers purchased products in two or more product families, respectively, one of which was DatAdvantage for each of these customers. As of March 31, 2018 and 2017, approximately 37% and 31% of our customers purchased products in three or more product families, respectively, one of which was DatAdvantage for each of these customers. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the three months ended March 31, 2018 and 2017, was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of March 31, 2018, we had approximately 6,000 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, consumer and retail, education, media and entertainment and technology sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three months ended March 31, 2018, approximately 59% of our revenues were derived from North America, while Europe, the Middle East and Africa accounted for approximately 38% of our revenues and Rest of World (“ROW”) accounted for approximately 3% of our revenues. Growth in North America was strong, increasing 24% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. In EMEA, growth was particularly strong for the three months ended March 31, 2018 rising 60% as compared to the three months ended March 31, 2017. We expect both continued sales growth in North America and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. As of March 31, 2018 and 2017, 99.6% of our customers purchased DatAdvantage; 48.1% and 42.4% of our customers, respectively, purchased DatAlert; 45.2% and 39.0% of our customers, respectively, purchased Data Classification Engine; 16.0% and 16.9% of our customers, respectively, purchased DataPrivilege and 6.9% and 6.1% of our customers, respectively, purchased Data Transport Engine. As of March 31, 2018 and 2017, 29.4% and 33.5% of our customers, respectively, made standalone purchases of DatAdvantage, and less than 0.4% of our customers made standalone purchases of DataPrivilege. No other product family can be sold on a standalone basis. Licenses sales accounted for 46.8% and 45.7% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended March 31, 2018 and 2017, our revenues were $53.5 million and $39.6 million, respectively, representing year-over-year growth of 35%. For the three months ended March 31, 2018 and 2017, we had operating losses of $15.5 million and $11.9 million and net losses of $15.0 million and $11.7 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new and existing customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the three months ended March 31, 2018 and 2017 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	46.8%	45.7%
Maintenance and services	53.2	54.3
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of March 31, 2018, we had approximately 6,000 customers across a broad array of company sizes and industries located in over 75 countries.

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

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred. We expect that our research and development expenses will continue to increase as a percentage of revenues throughout 2018 and in absolute dollars as we increase our research and development headcount to further strengthen our technology platform and invest in the development of both existing and new products.

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

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a deferred tax asset of $0.2 million as of March 31, 2018 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“TCJA”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). These changes include, but are not limited to:

•	A corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017;

•	The transition of U.S international taxation from a worldwide tax system to a territorial system;

•	A one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017;

•	Taxation of GILTI earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations; and

•	Taxation of base erosion and anti-abuse (“BEAT”) payments made by U.S. corporations to foreign related parties. The BEAT tax applies only to corporations with average gross domestic sales of $500 million over three successive years.

We have calculated our best estimate of the impact of the TCJA in accordance with our understanding of the TCJA and guidance available as of the date of this filing. As a result:

•	While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the TCJA may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the U.S. Internal Revenue Service (“IRS”) and actions we may take. We are continuing to gather additional information to determine the final impact of the TCJA.

•	Due to the aggregated accumulated deficits of our foreign subsidiaries, we should not be subject to any transition tax under this provision of the TCJA.

•	Because of the complexity of the new GILTI tax rules and expected yet to be issued guidance from the IRS, we have not yet completed our analysis of the GILTI tax rules and are not yet able to reasonably estimate the effect of this provision of the TCJA or make an accounting policy election for the ASC 740 treatment of the GILTI tax.

We should not be subject to BEAT during 2018 due to the gross domestic sales threshold.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2018 and 2017 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2018	2017
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$25,074	$18,092
Maintenance and services	28,454	21,501
Total revenues	53,528	39,593
Cost of revenues	6,442	4,693
Gross profit	47,086	34,900
Operating costs and expenses:
Research and development	15,542	10,409
Sales and marketing	39,972	30,914
General and administrative	7,069	5,509
Total operating expenses	62,583	46,832
Operating loss	(15,497)	(11,932)
Financial income, net	978	469
Loss before income taxes	(14,519)	(11,463)
Income taxes	(527)	(200)
Net loss	$(15,046)	$(11,663)

	Three Months Ended March 31,
	2018	2017
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	46.8%	45.7%
Maintenance and services	53.2	54.3
Total revenues	100.0	100.0
Cost of revenues	12.0	11.9
Gross profit	88.0	88.1

Operating costs and expenses:
Research and development	29.1	26.3
Sales and marketing	74.7	78.0
General and administrative	13.2	13.9
Total operating expenses	117.0	118.2

Operating loss	(29.0)	(30.1)
Financial income, net	1.9	1.1
Loss before income taxes	(27.1)	(29.0)
Income taxes	(1.0)	(0.5)
Net loss	(28.1)%	(29.5)%

Revenues

	Three Months Ended March 31,
	2018	2017	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$25,074	$18,092	38.6%
Maintenance and services	28,454	21,501	32.3%
Total revenues	$53,528	$39,593	35.2%

	Three Months Ended March 31,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	46.8%	45.7%
Maintenance and services	53.2%	54.3%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in international markets, as well as in the domestic market. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 183 new customers in the three months ended March 31, 2018 compared to the aggregate sales from 184 new customers in the three months ended March 31, 2017. As of March 31, 2018 and 2017, we had approximately 6,000 and approximately 5,150 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended March 31, 2018 and 2017, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2018, 51% was attributable to revenues from new customers, and 49% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2017, 54% was attributable to revenues from new customers, and 46% was attributable to revenues from existing customers. As of March 31, 2018 and 2017, 70% and 66%, respectively, of our customers purchased two or more product families. As of March 31, 2018 and 2017, 37% and 31%, respectively, of our customers purchased three or more product families.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2018	2017	% Change
	(unaudited) (in thousands)
Cost of revenues	$6,442	$4,693	37.3%

	Three Months Ended March 31,
	2018	2017
	(as a percentage of total revenues)
Total gross margin	88.0%	88.1%

The increase in cost of revenues was primarily related to an increase of $1.6 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Three Months Ended March 31,
	2018	2017	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$15,542	$10,409	49.3%
Sales and marketing	39,972	30,914	29.3%
General and administrative	7,069	5,509	28.3%
Total operating expenses	$62,583	$46,832	33.6%

	Three Months Ended March 31,
	2018	2017
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	29.1%	26.3%
Sales and marketing	74.7%	78.0%
General and administrative	13.2%	13.9%
Total operating expenses	117.0%	118.2%

The increase in research and development expenses was primarily related to an increase of $4.0 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $1.0 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $7.6 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $1.0 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $1.0 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business and a $0.5 million increase in professional fees.

Financial Income, Net

	Three Months Ended March 31,
	2018	2017	% Change
	(unaudited)
	(in thousands)
Financial income, net	$978	$469	108.5%

Financial income, net for the three months ended March 31, 2018 and 2017 was primarily due to foreign currency gains.

Income Taxes

	Three Months Ended March 31,
	2018	2017	% Change
	(unaudited)
	(in thousands)
Income taxes	$(527)	$(200)	(163.5)%

Income taxes for the three months ended March 31, 2018 and 2017 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$17,444	$8,297
Net cash used in investing activities	(4,422)	(6,395)
Net cash provided by financing activities	1,066	882
Increase in cash, cash equivalents and restricted cash	$14,088	$2,784

On March 31, 2018, our cash and cash equivalents and short-term investments of $153.7 million were held for working capital purposes and were invested primarily in short-term investments. We intend to increase our investment in capital expenditures in 2018 to support the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the three months ended March 31, 2018, cash inflows from our operating activities were $17.4 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last four weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the three months ended March 31, 2018, sources of cash inflows were from changes in our working capital, including a $43.1 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months ended March 31, 2018 was 62. Additional sources of cash inflows were from a $0.2 million increase in other long term liabilities. This was partially offset by our net loss excluding non-cash charges of $4.0 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $8.2 million decrease in accrued expenses and other liabilities, a $8.2 million increase in prepaid expenses and other current assets (including deferred commissions) and a $5.4 million decrease in deferred revenues.

For the three months ended March 31, 2017, cash inflows from our operating activities were $8.3 million. For the three months ended March 31, 2017, the decrease in account receivable provided a $26.4 million source of cash. Our DSO for the three months ended March 31, 2017 was 66 days. For the three months ended March 31, 2017, the $0.3 million increase in trade payables provided an additional source of cash inflows. This was partially offset by our net loss excluding non-cash charges of $3.6 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $6.4 million decrease in accrued expenses and other short term liabilities, a $5.4 million increase in prepaid expenses and other current assets (including deferred commissions), a $2.4 million decrease in deferred revenues and a $0.5 million decrease in other long term liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, maturities and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2018, net cash used in investing activities of $4.4 million was primarily attributable to a $3.3 million increase in short-term and long-term investments and $1.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the three months ended March 31, 2017, net cash used in investing activities of $6.4 million was primarily attributable to a $4.8 million increase in short-term deposits and $1.5 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the three months ended March 31, 2018 and 2017, net cash provided by financing activities of $1.1 million and $0.9 million, respectively, was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of March 31, 2018, that rate amounted to 4.60%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2018, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2018 for the upcoming years were as follows:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$4,733	$5,455	$4,669	$5,025	$5,064	$21,960	$46,906

We have obligations related to unrecognized tax benefit liabilities totaling $3.7 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU 606, there have been no other changes to our critical accounting policies and estimates described in the 2017 Form 10-K that have had a material impact on our consolidated financial statements and related notes. These changes are more fully described in note 1 to our consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. We are currently evaluating whether to early adopt this standard and the potential effect of the guidance on our consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the GILTI provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either (i) accounting for deferred taxes related to GILTI inclusions, or (ii) treating any taxes on GILTI inclusions as period cost, are both acceptable methods subject to an accounting policy election. In accordance with SEC Staff Accounting Bulletin No. 118, and as we are not yet able to reasonably estimate the effect of the GILTI tax, as described in note 9 of our 2017 consolidated financial statements included in the 2017 Form 10-K, we have not yet adopted an accounting policy with respect to the GILTI tax.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended March 31, 2018 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

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

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $153.7 million as of March 31, 2018. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits, money market funds and US Treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of March 31, 2018, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective as of January 1, 2018, we adopted ASU 606 on a full retrospective basis which requires us to restate our historical financial information for fiscal year 2017 and to be consistent with the new standard in 2018. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. These changes are more fully described in note 1 to our consolidated financial statements.

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

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly engineers. Any of our employees may terminate their employment at any time and competition for highly skilled engineering personnel is frequently intense, especially in Israel, where we have a substantial presence and need for qualified engineers. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. If we are unable to attract or retain qualified engineers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

If we fail to manage our rapid growth effectively, our business and results of operations will be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $74.6 million in 2013 to $215.4 million in 2017. Our number of employees and independent contractors increased from 573 as of December 31, 2013 to 1,318 as of March 31, 2018. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

Our future success will depend in large part on our ability to, among other things:

•	maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;
•	hire, integrate, train and retain skilled talent, including members of our sales force and engineers;
•	develop new products and services and bring products and services in beta to market;
•	renew maintenance and support agreements with, and sell additional products to, existing customers;
•	increase market awareness of our products and enhance our brand; and
•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

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

We have incurred net losses in each year since our inception, including a net loss of $15.0 million for the three months ended March 31, 2018 and net losses of $13.8 million and $14.2 million in each of the years ended December 31, 2017 and 2016, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in information technology services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and terrorist attacks on the United States, Europe, Asia Pacific or elsewhere, could cause a decrease in corporate spending on enterprise software in general.

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2017 and for the three months ended March 31, 2018, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2017 and for the three months ended March 31, 2018, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and term licenses, if applicable, when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2016 and 2017 and for the three months ended March 31, 2018 was over 90%.

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

In 2017 and for the three months ended March 31, 2018, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Breaches in our security, cyberattacks or other cyber-risks could expose us to significant liability and cause our business and reputation to suffer.

Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks as a result of third party action, employee error or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. We are continuously working to improve our information technology systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cyber security world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.

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

As of April 20, 2018, we had 53 issued patents in the United States and 44 pending U.S. patent applications. We also had 20 patents issued and 73 applications pending for examination in non-U.S. jurisdictions, and seven pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Interruptions or performance problems, including associated with our website or support website or any caused by cyberattacks, may adversely affect our business.

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including technical failures, cyberattacks, natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2017, and for the three months ended March 31, 2018, approximately 65% and 59%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•	sales and customer service challenges associated with operating in different countries;
•	increased management travel, infrastructure and legal compliance costs associated with having multiple international operations;
•	difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;
•	variations in economic or political conditions between each country or region;
•	economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;
•	uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships under the administration of U.S. President Donald J. Trump;
•	uncertainty around how Brexit will impact the United Kingdom’s access to the European Union Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;
•	reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and
•	compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. For example, due to the recent appreciation of the NIS against the U.S. Dollar, we expect our operating expenses, mainly those related to research and development, to be negatively impacted by this foreign currency movement compared to 2017. For each of the quarters in 2018, we expect this negative impact to be approximately 300 basis points to our operating margin. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short term as the United Kingdom negotiates its exit from the European Union which is scheduled to occur by the end of March 2019. Brexit and the withdrawal of the United Kingdom from the European Union, as well as other member countries public discussions about the possibility of withdrawing from the European Union, may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

Our cyber-security products may falsely detect threats that do not actually exist. For example, our DatAlert product may enrich metadata collected by our products with information from external sources and third-party data providers. If the information from these data providers is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may affect the perceived reliability of our products and solutions and may therefore adversely impact market acceptance of our products. As definitions and instantiations of personal identifiers and other sensitive content change, automated classification technologies may falsely identify or fail to identify data as sensitive. If our products and solutions fail to detect exposures or restrict access to important systems, files or applications based on falsely identifying legitimate use as an attack or otherwise unauthorized, then our customers’ businesses could be adversely affected. Any such false identification of use and subsequent restriction could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

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

Our ability to utilize our net operating loss carryforwards (“NOLs”) and other tax attributes could be limited if we undergo an “ownership change” within the meaning of Section 382 of the Code. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. If an ownership change occurred as a result of the sale of future equity issuances, we may not be able to fully realize the benefits of these NOLs. Also, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification (“ASC 740-10-25”). In addition, ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.

The adoption of the recent tax reform and the enactment of additional legislation changing the United States taxation of international business activities could materially impact our financial position and results of operations.

On December 22, 2017, President Trump signed into law the TCJA that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and restricts the use of net operating loss carryforwards arising after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our net operating losses. We continue to examine the impact this tax reform legislation may have on our business. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. The impact of the TCJA on holders of our securities is uncertain. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $68.25 through April 27, 2019. On April 27, 2019, the closing price of our common stock was $64.30. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of March 31, 2018, we had options and restricted stock units (“RSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.9 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Item 6.	Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1	Employment Agreement by and between Varonis Systems Ltd. and David Bass, dated as of February 8, 2018

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

May 1, 2018	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

May 1, 2018	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1	Employment Agreement by and between Varonis Systems Ltd. and David Bass, dated as of February 8, 2018

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

(*)	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.

