Form 10-Q
period 2018-06-30
VARONIS SYSTEMS INC
filed 2018-07-31
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At July 27, 2018, there were 29,220,303 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)	(as adjusted, see note 1)
Assets
Current assets:
Cash and cash equivalents	$73,636	$56,689
Short-term investments	85,045	79,868
Trade receivables (net of allowance for doubtful accounts of $395 and $433 at June 30, 2018 and December 31, 2017, respectively)	41,393	75,596
Prepaid expenses and other current assets	16,927	14,346
Total current assets	217,001	226,499

Long-term assets:
Other assets	7,724	7,243
Property and equipment, net	12,342	11,896
Total long-term assets	20,066	19,139
Total assets	$237,067	$245,638

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$1,899	$635
Accrued expenses and other short term liabilities	45,493	42,453
Deferred revenues	71,663	73,493
Total current liabilities	119,055	116,581

Long-term liabilities:
Deferred revenues	6,274	6,608
Other liabilities	7,933	7,807
Total long-term liabilities	14,207	14,415

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2018 and December 31, 2017; Issued and outstanding: 29,218,030 shares at June 30, 2018 and 28,146,162 shares at December 31, 2017	29	28
Accumulated other comprehensive income (loss)	(2,838)	136
Additional paid-in capital	243,733	223,868
Accumulated deficit	(137,119)	(109,390)
Total stockholders’ equity	103,805	114,642
Total liabilities and stockholders’ equity	$237,067	$245,638

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted, see note 1)		(as adjusted, see note 1)
Revenues:
Licenses	$33,460	$27,310	$58,534	$45,402
Maintenance and services	28,730	22,121	57,184	43,622
Total revenues	62,190	49,431	115,718	89,024

Cost of revenues	6,440	4,881	12,882	9,574

Gross profit	55,750	44,550	102,836	79,450

Operating costs and expenses:
Research and development	17,717	11,498	33,259	21,907
Sales and marketing	41,349	32,580	81,321	63,494
General and administrative	7,989	6,579	15,058	12,088
Total operating expenses	67,055	50,657	129,638	97,489

Operating loss	(11,305)	(6,107)	(26,802)	(18,039)
Financial income (expenses), net	(811)	950	167	1,419

Loss before income taxes	(12,116)	(5,157)	(26,635)	(16,620)
Income taxes	(567)	(580)	(1,094)	(780)

Net loss	$(12,683)	$(5,737)	$(27,729)	$(17,400)

Net loss per share of common stock, basic and diluted	$(0.44)	$(0.21)	$(0.97)	$(0.64)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	28,920,314	27,321,837	28,643,542	27,137,930

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted, see note 1)		(as adjusted, see note 1)
Net loss	$(12,683)	$(5,737)	$(27,729)	$(17,400)

Other comprehensive income (loss):
Unrealized income (loss) on short-term investments, net of tax	19	(10)	11	(10)
Unrealized income (loss) on derivative instruments, net of tax	(884)	493	(2,985)	2,617

Total other comprehensive income (loss)	(865)	483	(2,974)	2,607

Comprehensive loss	$(13,548)	$(5,254)	$(30,703)	$(14,793)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
		(as adjusted, see note 1)
Cash flows from operating activities:
Net loss	$(27,729)	$(17,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,626	1,284
Stock-based compensation	15,775	9,663
Amortization of deferred commissions	6,441	6,041
Capital gain from disposal of fixed assets	(2)	(2)

Changes in assets and liabilities:
Trade receivables	34,203	12,548
Prepaid expenses and other current assets	(3,566)	(1,783)
Deferred commissions	(5,824)	(5,902)
Other long term assets	16	—
Trade payables	1,264	60
Accrued expenses and other short term liabilities	217	2,769
Deferred revenues	(2,164)	838
Other long term liabilities	126	(732)

Net cash provided by operating activities	20,383	7,384

Cash flows from investing activities:
Increase in short-term investments	(5,166)	(2,556)
Increase in long-term deposits	(318)	(160)
Proceeds from sale of property and equipment	2	2
Purchase of property and equipment	(2,072)	(2,534)

Net cash used in investing activities	(7,554)	(5,248)

Cash flows from financing activities:
Proceeds from employee stock plans, net	4,091	3,137
Net cash provided by financing activities	4,091	3,137
Increase in cash, cash equivalents and restricted cash	16,920	5,273
Cash, cash equivalents and restricted cash at beginning of period	57,236	48,803
Cash, cash equivalents and restricted cash at end of period	$74,156	$54,076

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$486	$140

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-     GENERAL

a. Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has nine wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited incorporated under the laws of Ireland on November 11, 2016; Varonis Systems (Australia) Pty Ltd (“VSA”) incorporated under the laws of Victoria, Australia on February 28, 2017; Varonis Systems (Netherlands) B.V. ("VNL") incorporated under the laws of the Netherlands on March 13, 2018; and Varonis U.S. Public Sector LLC incorporated under the laws of the State of Delaware on May 14, 2018.

The Company’s software products and services allow enterprises to manage, analyze and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property.  Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), Data Classification Engine (including GDPR Patterns and Data Classification Labels), DataPrivilege, Data Transport Engine and DatAnswers, the software platform enables enterprises to protect sensitive data from insider threats and cyberattacks and realize the value of their enterprise data in ways that are not resource-intensive and easy to implement.

VSI markets and sells products and services mainly in the United States. VSUK, VSG, VSF, VSC, VSA and VNL resell the Company’s products and services mainly in the UK, Germany, France, Canada, Australia and Netherlands and Belgium, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

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

Effective as of January 1, 2018, the Company adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) on a full retrospective basis which requires the Company to restate its historical financial information for fiscal year 2017 and to be consistent with the new standard in 2018. The Company implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. Topic 606 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The most significant impacts of the standard to the Company relate to the timing of revenue recognition for arrangements involving term licenses and sales commissions. Under Topic 606, the Company is required to recognize term license revenues upon the transfer of the license and the associated maintenance revenues over the contract period, as opposed to the Company’s prior practice of recognizing both the term license and maintenance revenues ratably over the contract period. In addition, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as certain sales commission costs, over the remaining contractual term or over an expected period of benefit, which the Company has determined to be approximately four years. Previously, the Company did not capitalize sales commission costs but rather recognized these costs when they were incurred.

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

The Company adjusted its consolidated financial statements from amounts previously reported due to the adoption of Topic 606. Select consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows, which reflect the adoption of the new standard are as follows:

	Three Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted
Revenues:
License revenues	$28,420	$(1,110)	$27,310
Maintenance and service revenues	21,754	367	22,121
Total revenues	50,174	(743)	49,431
Cost of revenues	4,878	3	4,881
Gross profit	45,296	(746)	44,550
Operating costs and expenses:
Research and development	11,498	—	11,498
Sales and marketing	32,560	20	32,580
General and administrative	6,582	(3)	6,579
Total operating expenses	50,640	17	50,657
Operating loss	(5,344)	(763)	(6,107)
Financial income, net	950	—	950
Loss before income taxes	(4,394)	(763)	(5,157)
Income taxes	(641)	61	(580)
Net loss	$(5,035)	$(702)	$(5,737)

	Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted
Revenues:
License revenues	$47,575	$(2,173)	$45,402
Maintenance and service revenues	42,979	643	43,622
Total revenues	90,554	(1,530)	89,024
Cost of revenues	9,550	24	9,574
Gross profit	81,004	(1,554)	79,450
Operating costs and expenses:
Research and development	21,907	—	21,907
Sales and marketing	63,371	123	63,494
General and administrative	12,095	(7)	12,088
Total operating expenses	97,373	116	97,489
Operating loss	(16,369)	(1,670)	(18,039)
Financial income, net	1,419	—	1,419
Loss before income taxes	(14,950)	(1,670)	(16,620)
Income taxes	(964)	184	(780)
Net loss	$(15,914)	$(1,486)	$(17,400)

	December 31, 2017 Balance Sheet Data
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Prepaid expenses and other current assets	$7,130	$7,216	$14,346
Long-term assets:
Other assets	$973	$6,270	$7,243

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenues	$73,891	$(398)	$73,493
Long-term liabilities:
Deferred revenues	$7,034	$(426)	$6,608
Other liabilities	$6,561	$1,246	$7,807
Stockholders’ equity:
Accumulated deficit	$(122,454)	$13,064	$(109,390)

	Statement of Cash Flows Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(15,914)	$(1,486)	$(17,400)
Amortization of deferred commissions	$—	$6,041	$6,041
Deferred commissions	$—	$(5,902)	$(5,902)
Deferred revenues	$(694)	$1,532	$838
Other long term liabilities	$(547)	$(185)	$(732)
Net cash provided by operating activities	$7,384	$—	$7,384

c.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees and term license fees which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both deployment and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company’s assistance. The Company sells its products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the date the Company issues an invoice.

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

Revenues from professional services consists mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or once the service term has expired.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $47,811 for the six months ended June 30, 2018.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2017 and for the six months ended June 30, 2018, there were no returns from this reseller.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of June 30, 2018 (unaudited)		Assets as of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other short term liabilities	$35,290	$(2,913)	$1,746	$163

For the three and six months ended June 30, 2018, the unaudited consolidated statements of operations reflect a loss of approximately $948 and $900, respectively, related to the effective portion of foreign currency forward contracts. For the three and six months ended June 30, 2017, the unaudited consolidated statements of operations reflect a gain of approximately $653 and $918, respectively, related to the effective portion of foreign currency forward contracts. Any ineffective portion of foreign currency forward contracts is recognized in financial income (expense), net in the consolidated statement of operations. No material ineffective hedges were recognized in other income (expenses) for the three and six months ended June 30, 2018 and 2017.

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

	As of June 30, 2018
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Cash	$66,535	$—	$—	$66,535
Money market funds	7,101	—	—	7,101
Total	$73,636	$—	$—	$73,636

Short-term investments
US Treasury securities	$39,835	$1	$(16)	$39,820
Term bank deposits	45,225	—	—	45,225
Total	$85,060	$1	$(16)	$85,045

All the US Treasury securities in short-term investments have a stated effective maturity of less than 12 months as of June 30, 2018.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$49,819	$—	$—	$49,819
Money market funds	6,870	—	—	6,870
Total	$56,689	$—	$—	$56,689

Short-term investments
US Treasury securities	$39,758	$*)	$(27)	$39,731
Term bank deposits	40,137	—	—	40,137
Total	$79,895	$*)	$(27)	$79,868

*) Represents an amount lower than $1

The gross unrealized loss related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2018, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$73,636	$53,539
Long term restricted cash included in other assets	520	537
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$74,156	$54,076

g.	Recently Issued Accounting Pronouncements:

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company is currently evaluating the potential effect of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements and expects to adopt this standard effective January 1, 2019.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for the interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating whether to early adopt this standard and the potential effect on its consolidated financial statements.

NOTE 2:-     FAIR VALUE MEASRUEMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended June 30, 2018.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands):

	As of June 30, 2018 (unaudited)				As of December 31, 2017
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	7,101	—	—	7,101	6,870	—	—	6,870
Short-term investments:
US Treasury securities	39,820	—	—	39,820	39,731	—	—	39,731
Term bank deposits	45,225	—	—	45,225	40,137	—	—	40,137
Other current assets:
Forward foreign exchange contracts	—	—	—	—	—	163	—	163
Financial liabilities:
Forward foreign exchange contracts	—	(2,913)	—	(2,913)	—	—	—	—
Total financial assets (liabilities)	$92,146	$(2,913)	$—	$89,233	$86,738	$163	$—	$86,901

NOTE 3:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2018 - 2029. The lease agreement of VSL includes extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2018 – 2021.

Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2018 for the upcoming years were as follows:

(unaudited)

2018	$3,699
2019	7,466
2020	9,069
2021	9,372
2022	9,443
Thereafter	49,547

$88,596

Total rent expenses for the six months ended June 30, 2018 and 2017 were $2,641 and $1,814, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of June 30, 2018 was $333.

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

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of June 30, 2018, that rate amounted to 4.85%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2018, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

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

A summary of employees’ stock options activities during the six months ended June 30, 2018 is as follows:

	Six Months Ended June 30, 2018 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2018	1,456,285	$16.172	$47,152	4.906
Granted	—	$—
Exercised	(611,220)	$12.970
Forfeited	(1,234)	$22.070

Options outstanding as of June 30, 2018	843,831	$18.483	$47,269	5.073

Options exercisable at the end of the period	765,242	$18.041	$43,205	4.897

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the six months ended June 30, 2018 was $34,458.

b. The options outstanding as of June 30, 2018 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of June 30, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of June 30, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$1.256	—	1.576	136,060	1.035	$1.286	136,060	1.035	$1.286
$6.230	—	8.800	19,156	3.513	$7.608	19,156	3.513	$7.608
$12.470	—	16.870	170,613	5.397	$13.833	149,779	5.084	$13.289
$19.510	—	21.660	271,325	6.126	$21.207	238,181	6.095	$21.201
$22.010	—	24.230	105,467	5.779	$22.402	105,467	5.779	$22.402
	$29.880		77,695	6.649	$29.880	53,084	6.649	$29.880
	$39.860		63,515	5.729	$39.860	63,515	5.729	$39.860

			843,831	5.073	$18.483	765,242	4.897	$18.088

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of June 30, 2018 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,188	$21.140	4,188	August 2023
March 2014	7,300	$39.860	7,300	March 2024
May 2014	5,000	$22.010	5,000	May 2024
November 2014	6,768	$21.660	5,765	November 2024
May 2015	1,200	$19.510	742	May 2025
February 2016	2,180	$16.870	1,137	February 2026

	28,136		25,632

d.	Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2018 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2018	2,018,121	$27.32
Granted	1,131,424	$52.97
Vested	(484,615)	$25.11
Forfeited	(73,252)	$34.91
Unvested balance – June 30, 2018	2,591,678	$38.72

e. As of June 30, 2018, there was $806 and $89,155 of total unrecognized compensation cost related to unvested employee stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 0.664 years and 2.919 years for stock options and restricted stock units, respectively.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited) (in thousands)		(unaudited) (in thousands)

Cost of revenues	$468	$273	$830	$500
Research and development	2,978	1,301	5,083	2,431
Sales and marketing	3,648	2,362	6,749	4,421
General and administrative	1,754	1,323	3,113	2,311

Total	$8,848	$5,259	$15,775	$9,663

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. There were 3,463,645 and 3,972,728 potentially dilutive shares from the conversion of outstanding RSUs and stock options that were not included in the calculation of diluted net loss per share as of June 30, 2018 and 2017, respectively.

NOTE 5:–    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
North America	$38,441	$34,428	$70,061	$59,865
EMEA (*)	21,481	13,406	41,828	26,101
Rest of World	2,268	1,597	3,829	3,058

Total revenues	$62,190	$49,431	$115,718	$89,024

(*)       Sales to customers in France accounted for $6,504 and $5,071 of the Company’s revenues for the three months ended June 30, 2018 and 2017, respectively. Sales to customers in the UK accounted for $7,111 of the Company’s revenues for the three months ended June 30, 2018 and did not exceed 10% of total revenues for the three months ended June 30, 2017. Sales to customers in France and the UK accounted for $13,259 and $12,805, respectively, of the Company’s revenues for the six months ended June 30, 2018 and did not exceed 10% of total revenues for the six months ended June 30, 2017.

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$7,097	$7,072
Israel	3,386	2,944
France	1,328	1,426
Other	531	454

	$12,342	$11,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We have continued to update our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets, unusual activity from personal devices and more. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the EU General Data Protection Regulation (GDPR) and expanded our offerings that can help enterprises meet compliance and regulation requirements.

In 2018, we introduced Varonis Edge, which analyzes perimeter devices like DNS, VPN and Web Proxies to detect attacks like malware, APT intrusion and data exfiltration. Varonis Edge enables enterprises to correlate events and alerts to track potential data leaks and spot vulnerabilities at the point of entry. We also made enhancements to DatAlert adding GDPR threat models to enable customers to more easily monitor and track when suspicious activity occurs on GDPR data, and added maps and geolocation to the DatAlert web UI to help track cyberattacks to a specific location. We added automated classification categories to Data Classification Engine, to help automatically identify and classify regulated data like GDPR, PCI, PHI and PII. In 2018, we also introduced Data Classification Labels which is part of the Data Classification Engine product family. Data Classification Labels integrates with Microsoft Information Protection (MIP) to enable customers to better classify, track and secure files across enterprise data stores.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), Data Classification Engine (including GDPR Patterns and Data Classification Labels), DataPrivilege, Data Transport Engine and DatAnswers. As of February 1, 2018, in order to focus our resources on our data security portfolio, we stopped selling DatAnywhere to new customers, and we do not expect renewals or sales of the product to our existing customers. In addition, beginning in 2018, DatAlert and Varonis Edge became a new product family. The attach rates and customer counts as of June 30, 2018 and 2017 reflect these changes. As of June 30, 2018 and 2017, approximately 71% and 67% of our customers purchased products in two or more product families, respectively, one of which was DatAdvantage for each of these customers. As of June 30, 2018 and 2017, approximately 38% and 32% of our customers purchased products in three or more product families, respectively, one of which was DatAdvantage for each of these customers. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the three months ended June 30, 2018 and 2017, was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of June 30, 2018, we had approximately 6,200 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, consumer and retail, education, media and entertainment and technology sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and six months ended June 30, 2018, approximately 62% and 61%, respectively, of our revenues were derived from North America, while Europe, the Middle East and Africa accounted for approximately 34% and 36%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 4% and 3%, respectively, of our revenues. Growth in North America was 12% and 17% for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. In EMEA, growth was particularly strong for the three and six months ended June 30, 2018 rising 60% as compared to the three and six months ended June 30, 2017. We expect both continued sales growth in North America and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. As of June 30, 2018 and 2017, 100.0% and 99.6% of our customers, respectively, purchased DatAdvantage; 48.8% and 44.2% of our customers, respectively, purchased DatAlert; 46.6% and 40.3% of our customers, respectively, purchased Data Classification Engine; 15.8% and 16.5% of our customers, respectively, purchased DataPrivilege; and 7.2% and 6.2% of our customers, respectively, purchased Data Transport Engine. As of June 30, 2018 and 2017, 28.7% and 32.5% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. Licenses sales accounted for 53.8% and 55.2% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 50.6% and 51.0% of our total revenues for the six months ended June 30, 2018 and 2017, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended June 30, 2018 and 2017, our revenues were $62.2 million and $49.4 million, respectively, representing year-over-year growth of 26%. For the six months ended June 30, 2018 and 2017, our revenues were $115.7 million and $89.0 million, respectively, representing year-over-year growth of 30%. For the three months ended June 30, 2018 and 2017, we had operating losses of $11.3 million and $6.1 million and net losses of $12.7 million and $5.7 million, respectively. For the six months ended June 30, 2018 and 2017, we had operating losses of $26.8 million and $18.0 million and net losses of $27.7 million and $17.4 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new and existing customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the six months ended June 30, 2018 and 2017 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Six Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	50.6%	51.0%
Maintenance and services	49.4	49.0
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of June 30, 2018, we had approximately 6,200 customers across a broad array of company sizes and industries located in over 75 countries.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and interest income received on our cash, cash equivalents and short-term investments. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. The United Kingdom’s decision to exit the European Union (“Brexit”), as well as other member countries public discussions about the possibility of also withdrawing, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a deferred tax asset of approximately $11,000 as of June 30, 2018 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

On December 22, 2017, the TCJA was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). These changes include, but are not limited to:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2018 and 2017 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2018	2017
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$33,460	$27,310
Maintenance and services	28,730	22,121
Total revenues	62,190	49,431
Cost of revenues	6,440	4,881
Gross profit	55,750	44,550
Operating costs and expenses:
Research and development	17,717	11,498
Sales and marketing	41,349	32,580
General and administrative	7,989	6,579
Total operating expenses	67,055	50,657
Operating loss	(11,305)	(6,107)
Financial income (expenses), net	(811)	950
Loss before income taxes	(12,116)	(5,157)
Income taxes	(567)	(580)
Net loss	$(12,683)	$(5,737)

	Three Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	53.8%	55.2%
Maintenance and services	46.2	44.8
Total revenues	100.0	100.0
Cost of revenues	10.4	9.9
Gross profit	89.6	90.1

Operating costs and expenses:
Research and development	28.5	23.3
Sales and marketing	66.5	65.9
General and administrative	12.8	13.3
Total operating expenses	107.8	102.5

Operating loss	(18.2)	(12.4)
Financial income (expenses), net	(1.3)	2.0
Loss before income taxes	(19.5)	(10.4)
Income taxes	(0.9)	(1.2)
Net loss	(20.4)%	(11.6)%

Revenues

	Three Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$33,460	$27,310	22.5%
Maintenance and services	28,730	22,121	29.9%
Total revenues	$62,190	$49,431	25.8%

	Three Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	53.8%	55.2%
Maintenance and services	46.2%	44.8%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in international markets, as well as in the domestic market. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 227 new customers in the three months ended June 30, 2018 compared to the aggregate sales from 242 new customers in the three months ended June 30, 2017. As of June 30, 2018 and 2017, we had approximately 6,200 and approximately 5,350 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended June 30, 2018 and 2017, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2018, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2017, 56% was attributable to revenues from new customers, and 44% was attributable to revenues from existing customers. As of June 30, 2018 and 2017, 71% and 67% of our customers, respectively, purchased two or more product families. As of June 30, 2018 and 2017, 38% and 32% of our customers, respectively, purchased three or more product families.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Cost of revenues	$6,440	$4,881	31.9%

	Three Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Total gross margin	89.6%	90.1%

The increase in cost of revenues was primarily related to an increase of $1.5 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Three Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$17,717	$11,498	54.1%
Sales and marketing	41,349	32,580	26.9%
General and administrative	7,989	6,579	21.4%
Total operating expenses	$67,055	$50,657	32.4%

	Three Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	28.5%	23.3%
Sales and marketing	66.5%	65.9%
General and administrative	12.8%	13.3%
Total operating expenses	107.8%	102.5%

The increase in research and development expenses was primarily related to an increase of $5.5 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.8 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $7.1 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $1.1 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $1.2 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business.

Financial Income (Expenses), Net

	Three Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$(811)	$950	(185.4)%

Financial income (expenses), net for the three months ended June 30, 2018 was primarily due to foreign currency losses compared to foreign currency gains for the three months ended June 30, 2017.

Income Taxes

	Three Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Income taxes	$(567)	$(580)	2.2%

Income taxes for the three months ended June 30, 2018 and 2017 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2018 and 2017

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2018 and 2017 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2018	2017
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$58,534	$45,402
Maintenance and services	57,184	43,622
Total revenues	115,718	89,024
Cost of revenues	12,882	9,574
Gross profit	102,836	79,450
Operating costs and expenses:
Research and development	33,259	21,907
Sales and marketing	81,321	63,494
General and administrative	15,058	12,088
Total operating expenses	129,638	97,489
Operating loss	(26,802)	(18,039)
Financial income, net	167	1,419
Loss before income taxes	(26,635)	(16,620)
Income taxes	(1,094)	(780)
Net loss	$(27,729)	$(17,400)

	Six Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	50.6%	51.0%
Maintenance and services	49.4%	49.0%
Total revenues	100.0%	100.0%
Cost of revenues	11.1%	10.8%
Gross profit	88.9%	89.2%

Operating costs and expenses:
Research and development	28.8%	24.6%
Sales and marketing	70.3%	71.3%
General and administrative	13.0%	13.6%
Total operating expenses	112.1%	109.5%

Operating loss	(23.2)%	(20.3)%
Financial income, net	0.2%	1.6%
Loss before income taxes	(23.0)%	(18.7)%
Income taxes	(1.0)%	(0.8)%
Net loss	(24.0)%	(19.5)%

Revenues

	Six Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$58,534	$45,402	28.9%
Maintenance and services	57,184	43,622	31.1%
Total revenues	$115,718	$89,024	30.0%

	Six Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	50.6%	51.0%
Maintenance and services	49.4%	49.0%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in international markets, as well as in the domestic market. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 410 new customers in the six months ended June 30, 2018 compared to the aggregate sales from 426 new customers in the six months ended June 30, 2017. As of June 30, 2018 and 2017, we had approximately 6,200 and approximately 5,350 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the six months ended June 30, 2018 and 2017, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2018 and 2017, 55% was attributable to revenues from new customers, and 45% was attributable to revenues from existing customers. As of June 30, 2018 and 2017, 71% and 67% of our customers, respectively, purchased two or more product families. As of June 30, 2018 and 2017, 38% and 32% of our customers, respectively, purchased three or more product families.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Cost of revenues	$12,882	$9,574	34.6%

	Six Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Total gross margin	88.9%	89.2%

The increase in cost of revenues was primarily related to an increase of $3.1 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Six Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$33,259	$21,907	51.8%
Sales and marketing	81,321	63,494	28.1%
General and administrative	15,058	12,088	24.6%
Total operating expenses	$129,638	$97,489	33.0%

	Six Months Ended June 30,
	2018	2017
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	28.8%	24.6%
Sales and marketing	70.3%	71.3%
General and administrative	13.0%	13.6%
Total operating expenses	112.1%	109.5%

The increase in research and development expenses was primarily related to an increase of $9.5 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $1.8 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $14.7 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $2.1 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $2.0 million in salaries and stock based compensation expense due to increased headcount to support the overall growth of our business and a $1.1 million increase in professional fees.

Financial Income, Net

	Six Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Financial income, net	$167	$1,419	(88.2)%

Financial income, net for the six months ended June 30, 2018 was primarily due to interest income. Financial income, net for the six months ended June 30, 2017 was primarily due to foreign currency gains.

Income Taxes

	Six Months Ended June 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Income taxes	$(1,094)	$(780)	(40.3)%

Income taxes for the six months ended June 30, 2018 and 2017 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2018	2017
	(unaudited) (in thousands)
Net cash provided by operating activities	$20,383	$7,384
Net cash used in investing activities	(7,554)	(5,248)
Net cash provided by financing activities	4,091	3,137
Increase in cash, cash equivalents and restricted cash	$16,920	$5,273

On June 30, 2018, our cash and cash equivalents and short-term investments of $158.7 million were held for working capital purposes and were invested primarily in short-term investments. We intend to increase our investment in capital expenditures in 2018 to support the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the six months ended June 30, 2018, cash inflows from our operating activities were $20.4 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last four weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is a negative sequential revenue growth in the first quarter which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the six months ended June 30, 2018, sources of cash inflows were from changes in our working capital, including a $34.2 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2018 was 58 and 60, respectively. Additional sources of cash inflows were from a $1.3 million increase in trade payables. This was partially offset by our net loss excluding non-cash charges of $3.9 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $9.4 million increase in prepaid expenses and other current assets (including deferred commissions) and a $2.2 million decrease in deferred revenues.

For the six months ended June 30, 2017, cash inflows from our operating activities were $7.4 million. For the six months ended June 30, 2017, the resulting decrease in account receivable provided a $12.5 million source of cash. Our DSO for the three and six months ended June 30, 2017 was 71 and 69 days, respectively. For the six months ended June 30, 2017, the $2.8 million increase in accrued expenses and other liabilities and a $0.8 million increase in deferred revenues provided an additional source of operating cash. This was partially offset by our net loss excluding non-cash charges of $0.4 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $7.7 million increase in prepaid expenses and other current assets (including deferred commissions) and a $0.7 million decrease in other long term liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, maturities and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2018, net cash used in investing activities of $7.6 million was primarily attributable to a $5.5 million increase in short-term and long-term investments and $2.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the six months ended June 30, 2017, net cash used in investing activities of $5.3 million was primarily attributable to a $2.8 million increase in short-term deposits and $2.5 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the six months ended June 30, 2018 and 2017, net cash provided by financing activities of $4.1 million and $3.1 million, respectively, was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of June 30, 2018, that rate amounted to 4.85%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until August 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2018, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2018 for the upcoming years were as follows:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$3,699	$7,466	$9,069	$9,372	$9,443	$49,547	$88,596

We have obligations related to unrecognized tax benefit liabilities totaling $3.2 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting Topic 606, there have been no other changes to our critical accounting policies and estimates described in the 2017 Form 10-K that have had a material impact on our consolidated financial statements and related notes. These changes are more fully described in note 1 to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. We are currently evaluating the potential effect of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. We are currently evaluating the potential effect of the guidance on our consolidated financial statements and expect to adopt this standard effective January 1, 2019.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”.  These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for the interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating whether to early adopt this standard and the potential effect on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended June 30, 2018 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $158.7 million as of June 30, 2018. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits, money market funds and US Treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of June 30, 2018, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective as of January 1, 2018, we adopted Topic 606 on a full retrospective basis which requires us to restate our historical financial information for fiscal year 2017 and to be consistent with the new standard in 2018. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. These changes are more fully described in note 1 to our consolidated financial statements.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $74.6 million in 2013 to $215.4 million in 2017. Our number of employees and independent contractors increased from 573 as of December 31, 2013 to 1,364 as of June 30, 2018. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We have incurred net losses in each year since our inception, including a net loss of $27.7 million for the six months ended June 30, 2018 and net losses of $13.8 million and $14.2 million in each of the years ended December 31, 2017 and 2016, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2017 and for the six months ended June 30, 2018, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2017 and for the six months ended June 30, 2018, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and term licenses, if applicable, when the contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2016 and 2017 and for the six months ended June 30, 2018 was over 90%.

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

In 2017 and for the six months ended June 30, 2018, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Breaches in our security, cyberattacks or other cyber-risks could expose us to significant liability and cause our business and reputation to suffer.

Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks as a result of third party action, employee error or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. We are continuously working to improve our information technology systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.

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

As of July 23, 2018, we had 56 issued patents in the United States and 41 pending U.S. patent applications. We also had 22 patents issued and 73 applications pending for examination in non-U.S. jurisdictions, and six pending PCT, patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Moreover, industries in which we operate, such as data security, cybersecurity, data retention and data governance are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products or performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. If we are unable to protect our intellectual property rights and ensure that we are not violating the intellectual property rights of others, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

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

Although our current software products do not transmit our customers’ data to us, we collect and utilize demographic and other information, including personally identifiable information, from and about users (such as customers, potential customers and others) as they interact with us over the internet and otherwise provide us with information whether via our website or blog or through email or other means. Users may provide personal information to us in many contexts, including through our direct telephonic support service, blog alert sign-up, product purchase, survey registration, or when accessing our online support portals or using other community or social networking features. Because we may collect and utilize this information, we are subject to laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the GDPR adopted in the EU and which became enforceable on May 25, 2018.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2017, and for the six months ended June 30, 2018, approximately 65% and 61%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. For example, due to the appreciation of the NIS against the U.S. Dollar in 2017 and upon closing hedging rates for the full 2018 year, we expect our operating expenses, mainly those related to research and development, to be negatively impacted by this foreign currency movement compared to 2017. For each of the quarters in 2018, we expect this negative impact to be approximately 300 basis points to our operating margin. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short term as the United Kingdom negotiates its exit from the European Union which is scheduled to occur by the end of March 2019. Brexit and the withdrawal of the United Kingdom from the European Union, as well as other member countries public discussions about the possibility of withdrawing from the European Union, may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

Our cybersecurity products may falsely detect threats that do not actually exist. For example, our DatAlert product may enrich metadata collected by our products with information from external sources and third-party data providers. If the information from these data providers is inaccurate, the potential for false positives increases. These false positives, while typical in the industry, may affect the perceived reliability of our products and solutions and may therefore adversely impact market acceptance of our products. As definitions and instantiations of personal identifiers and other sensitive content change, automated classification technologies may falsely identify or fail to identify data as sensitive. If our products and solutions fail to detect exposures or restrict access to important systems, files or applications based on falsely identifying legitimate use as an attack or otherwise unauthorized, then our customers’ businesses could be adversely affected. Any such false identification of use and subsequent restriction could result in negative publicity, loss of customers and sales, increased costs to remedy any problem and costly litigation.

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

The adoption of the recent tax reform and the enactment of additional legislation changes could materially impact our financial position and results of operations.

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

The Organization for Economic Cooperation and Development (“OECD”) introduced the base erosion and profit shifting project in 2013, which sets out a plan to address international taxation principles in a globalized, digitized business world (“BEPS Plan”). In November 2015, the G20 adopted the OECD’s published guidance on domestic legislation and administrative changes to address the BEPS Plan action points. During 2018, as part of the BEPS Plan, more than 80 countries have been implementing the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS (“MLI”). The MLI significantly changes the bilateral tax treaties signed by any country that chose to sign the MLI. Further, as a result of participating countries adopting the international tax policies set under the BEPS Plan, changes have been and continue to be made to numerous international tax principles and local tax regimes. Due to the expansion of our international business activities, those modifications may increase our worldwide effective tax rate and adversely affect our financial position.
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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $83.10 through July 27, 2018. On July 27, 2018, the closing price of our common stock was $75.85. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of June 30, 2018, we had options and restricted stock units (“RSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.5 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Item 5.	Other Information

(a)    Based on the vote of our stockholders at our 2018 Annual Meeting of Stockholders to approve the non-binding advisory resolution that every year is the preferred frequency with which we hold a non-binding advisory stockholder vote regarding compensation for our named executive officers, our Board of Directors has decided that it will include an advisory stockholder vote on the compensation of our named executive officers in our proxy materials every year until the next advisory vote on the frequency of stockholder votes on executive compensation.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

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

VARONIS SYSTEMS, INC.

July 31, 2018	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

July 31, 2018	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

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