Form 10-Q
period 2018-09-30
VARONIS SYSTEMS INC
filed 2018-10-30
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 26, 2018, there were 29,464,713 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)	(as adjusted, see note 1)
Assets
Current assets:
Cash and cash equivalents	$67,868	$56,689
Short-term investments	90,214	79,868
Trade receivables (net of allowance for doubtful accounts of $459 and $433 at September 30, 2018 and December 31, 2017, respectively)	52,938	75,596
Prepaid expenses and other current assets	14,665	14,346
Total current assets	225,685	226,499

Long-term assets:
Other assets	7,601	7,243
Property and equipment, net	12,593	11,896
Total long-term assets	20,194	19,139
Total assets	$245,879	$245,638

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$3,145	$635
Accrued expenses and other short term liabilities	46,104	42,453
Deferred revenues	72,544	73,493
Total current liabilities	121,793	116,581

Long-term liabilities:
Deferred revenues	6,374	6,608
Other liabilities	7,651	7,807
Total long-term liabilities	14,025	14,415

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2018 and December 31, 2017; Issued and outstanding: 29,424,275 shares at September 30, 2018 and 28,146,162 shares at December 31, 2017	29	28
Accumulated other comprehensive income (loss)	(1,742)	136
Additional paid-in capital	256,210	223,868
Accumulated deficit	(144,436)	(109,390)
Total stockholders’ equity	110,061	114,642
Total liabilities and stockholders’ equity	$245,879	$245,638
 The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted, see note 1)		(as adjusted, see note 1)
Revenues:
Licenses	$35,804	$29,000	$94,338	$74,402
Maintenance and services	31,248	24,365	88,432	67,987
Total revenues	67,052	53,365	182,770	142,389

Cost of revenues	7,052	5,423	19,934	14,997

Gross profit	60,000	47,942	162,836	127,392

Operating costs and expenses:
Research and development	17,267	11,903	50,526	33,810
Sales and marketing	40,792	32,458	122,113	95,952
General and administrative	8,774	6,708	23,832	18,796
Total operating expenses	66,833	51,069	196,471	148,558

Operating loss	(6,833)	(3,127)	(33,635)	(21,166)
Financial income, net	99	622	266	2,041

Loss before income taxes	(6,734)	(2,505)	(33,369)	(19,125)
Income taxes	(583)	(759)	(1,677)	(1,539)

Net loss	$(7,317)	$(3,264)	$(35,046)	$(20,664)

Net loss per share of common stock, basic and diluted	$(0.25)	$(0.12)	$(1.21)	$(0.76)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	29,281,701	27,595,461	28,859,156	27,292,216

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted, see note 1)		(as adjusted, see note 1)
Net loss	$(7,317)	$(3,264)	$(35,046)	$(20,664)

Other comprehensive income (loss):
Unrealized income (loss) on short-term investments, net of tax	6	9	33	(3)
Gains on short-term investments reclassified into earnings, net of tax	(4)	(2)	(20)	—
	2	7	13	(3)

Unrealized income (loss) on derivative instruments, net of tax	(100)	(352)	(3,985)	3,183
Losses (gains) on derivative instruments reclassified into earnings, net of tax	1,194	(774)	2,094	(1,692)
	1,094	(1,126)	(1,891)	1,491
Total other comprehensive income (loss)	1,096	(1,119)	(1,878)	1,488

Comprehensive loss	$(6,221)	$(4,383)	$(36,924)	$(19,176)

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
		(as adjusted, see note 1)
Cash flows from operating activities:
Net loss	$(35,046)	$(20,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,480	1,970
Stock-based compensation	24,174	14,445
Amortization of deferred commissions	9,718	9,292
Capital gain from disposal of fixed assets	(27)	(14)

Changes in assets and liabilities:
Trade receivables	22,658	9,181
Prepaid expenses and other current assets	(927)	(838)
Deferred commissions	(9,864)	(9,511)
Other long term assets	5	—
Trade payables	2,510	78
Accrued expenses and other short term liabilities	1,922	4,167
Deferred revenues	(1,183)	3,161
Other long term liabilities	(155)	(421)

Net cash provided by operating activities	16,265	10,846

Cash flows from investing activities:
Increase in short-term investments	(10,333)	(9,473)
Increase in long-term deposits	(319)	(209)
Proceeds from sale of property and equipment	27	14
Purchase of property and equipment	(3,177)	(3,572)

Net cash used in investing activities	(13,802)	(13,240)

Cash flows from financing activities:
Proceeds from employee stock plans, net	8,169	7,600
Net cash provided by financing activities	8,169	7,600
Increase in cash, cash equivalents and restricted cash	10,632	5,206
Cash, cash equivalents and restricted cash at beginning of period	57,236	48,803
Cash, cash equivalents and restricted cash at end of period	$67,868	$54,009

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$561	$278

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-     GENERAL

a. Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has nine wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited incorporated under the laws of Ireland on November 11, 2016; Varonis Systems (Australia) Pty Ltd (“VSA”) incorporated under the laws of Victoria, Australia on February 28, 2017; Varonis Systems (Netherlands) B.V. ("VNL") incorporated under the laws of the Netherlands on March 13, 2018; and Varonis U.S. Public Sector LLC ("VPS") incorporated under the laws of the State of Delaware on May 14, 2018.

The Company’s software products and services allow enterprises to manage, analyze and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property.  Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), Data Classification Engine (including GDPR Patterns and Data Classification Labels), DataPrivilege, Data Transport Engine and DatAnswers, the software platform enables enterprises to protect sensitive data from insider threats and cyberattacks and realize the value of their enterprise data in ways that are easy to implement and not resource-intensive.

VSI and VPS market and sell products and services mainly in the United States. VSUK, VSG, VSF, VSC, VSA and VNL resell the Company’s products and services mainly in the UK, Germany, France, Canada, Australia and the Netherlands and Belgium, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

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

Adoption of the standard results in a reduction of revenues of $1,974 for the year ended December 31, 2017 primarily due to the net change in term license revenue recognition. As of December 31, 2017, the adoption of the standard results in an increase in deferred commission of $13,486, a decrease in short-term deferred revenues of $398, a decrease in long-term deferred revenues of $426 and an increase of $1,246 in deferred tax liabilities. This is the result of the capitalization of sales commission costs and the upfront recognition of license revenues from term licenses. The cumulative impact to the Company’s accumulated deficit as of December 31, 2017 is a reduction of $13,064.

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

The Company adjusted its consolidated financial statements from amounts previously reported due to the adoption of Topic 606. Select consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows, which reflect the adoption of the new standard are as follows:

	Three Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
Revenues:
License revenues	$29,409	$(409)	$29,000
Maintenance and service revenues	24,192	173	24,365
Total revenues	53,601	(236)	53,365
Cost of revenues	5,436	(13)	5,423
Gross profit	48,165	(223)	47,942
Operating costs and expenses:
Research and development	11,903	—	11,903
Sales and marketing	32,802	(344)	32,458
General and administrative	6,711	(3)	6,708
Total operating expenses	51,416	(347)	51,069
Operating loss	(3,251)	124	(3,127)
Financial income, net	622	—	622
Loss before income taxes	(2,629)	124	(2,505)
Income taxes	(685)	(74)	(759)
Net loss	$(3,314)	$50	$(3,264)

	Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
Revenues:
License revenues	$76,984	$(2,582)	$74,402
Maintenance and service revenues	67,171	816	67,987
Total revenues	144,155	(1,766)	142,389
Cost of revenues	14,986	11	14,997
Gross profit	129,169	(1,777)	127,392
Operating costs and expenses:
Research and development	33,810	—	33,810
Sales and marketing	96,173	(221)	95,952
General and administrative	18,806	(10)	18,796
Total operating expenses	148,789	(231)	148,558
Operating loss	(19,620)	(1,546)	(21,166)
Financial income, net	2,041	—	2,041
Loss before income taxes	(17,579)	(1,546)	(19,125)
Income taxes	(1,649)	110	(1,539)
Net loss	$(19,228)	$(1,436)	$(20,664)

	December 31, 2017 Balance Sheet Data
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Prepaid expenses and other current assets	$7,130	$7,216	$14,346
Long-term assets:
Other assets	$973	$6,270	$7,243

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenues	$73,891	$(398)	$73,493
Long-term liabilities:
Deferred revenues	$7,034	$(426)	$6,608
Other liabilities	$6,561	$1,246	$7,807
Stockholders’ equity:
Accumulated deficit	$(122,454)	$13,064	$(109,390)

	Statement of Cash Flows Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(19,228)	$(1,436)	$(20,664)
Amortization of deferred commissions	$—	$9,292	$9,292
Deferred commissions	$—	$(9,511)	$(9,511)
Deferred revenues	$1,390	$1,771	$3,161
Other long term liabilities	$(305)	$(116)	$(421)
Net cash provided by operating activities	$10,846	$—	$10,846

c.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees and term license fees which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both deployment and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company’s assistance. The Company sells its products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the period.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $62,687 for the nine months ended September 30, 2018.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2017 and for the nine months ended September 30, 2018, there were no returns from this reseller.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. The Company does not enter into derivative financial instruments for trading purposes. In addition, the Company enters into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in British Pound and Euro for short term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of September 30, 2018 (unaudited)		Assets as of December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in other current assets and accrued expenses and other short term liabilities	$34,805	$(1,819)	$1,746	$163
Foreign exchange forward contract derivatives for monetary items included in other current assets	$15,385	$35	$—	$—

For the three and nine months ended September 30, 2018, the unaudited consolidated statements of operations reflect a loss of approximately $1,194 and $2,094, respectively, related to the effective portion of the cash flow hedges. For the three and nine months ended September 30, 2017, the unaudited consolidated statements of operations reflect a gain of approximately $774 and $1,692, respectively, related to the effective portion of the cash flow hedges. Any ineffective portion of the cash flow hedges is recognized in financial income, net in the consolidated statement of operations. No material ineffective hedges were recognized in financial income, net for the three and nine months ended September 30, 2018 and 2017.

For the three and nine months ended September 30, 2018, the unaudited consolidated statements of operations reflect a loss of approximately 199 in financial income, net, related to the Fair Value Hedging Program. The Company did not enter into any transactions related to the Fair Value Hedging Program for the three and nine months ended September 30, 2017.

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

	As of September 30, 2018
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Cash	$65,584	$—	$—	$65,584
Money market funds	2,284	—	—	2,284
Total	$67,868	$—	$—	$67,868

Short-term investments
US Treasury securities	$39,864	$—	$(13)	$39,851
Term bank deposits	50,363	—	—	50,363
Total	$90,227	$—	$(13)	$90,214

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Cash	$49,819	$—	$—	$49,819
Money market funds	6,870	—	—	6,870
Total	$56,689	$—	$—	$56,689

Short-term investments
US Treasury securities	$39,758	$*)	$(27)	$39,731
Term bank deposits	40,137	—	—	40,137
Total	$79,895	$*)	$(27)	$79,868

*) Represents an amount lower than $1

All the US Treasury securities in short-term investments have a stated effective maturity of less than 12 months as of September 30, 2018 and December 31, 2017.

The gross unrealized loss related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2018, the Company did not consider any of its investments to be other-than-temporarily impaired.

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

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$67,868	$53,478
Long term restricted cash included in other assets	—	531
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$67,868	$54,009

g.	Recently Issued Accounting Pronouncements:

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for the interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company expects to adopt this standard effective January 1, 2019.

NOTE 2:-     FAIR VALUE MEASRUEMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2018.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands):

	As of September 30, 2018 (unaudited)				As of December 31, 2017
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	2,284	—	—	2,284	6,870	—	—	6,870
Short-term investments:
US Treasury securities	39,851	—	—	39,851	39,731	—	—	39,731
Term bank deposits	50,363	—	—	50,363	40,137	—	—	40,137
Other current assets:
Forward foreign exchange contracts	—	35	—	35	—	163	—	163
Financial liabilities:
Forward foreign exchange contracts	—	(1,819)	—	(1,819)	—	—	—	—
Total financial assets (liabilities)	$92,498	$(1,784)	$—	$90,714	$86,738	$163	$—	$86,901

NOTE 3:-    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

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

Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2018 for the upcoming years were as follows:

(unaudited)

2018	$1,996
2019	7,566
2020	9,087
2021	9,390
2022	9,461
Thereafter	49,666

$87,166

Total rent expenses for the nine months ended September 30, 2018 and 2017 were $4,011 and $2,903, respectively. The total minimum rent to be received in the future under the non-cancelable sublease as of September 30, 2018 was $133.

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

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of September 30, 2018, that rate amounted to 5.10%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2018, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

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

A summary of employees’ stock options activities during the nine months ended September 30, 2018 is as follows:

	Nine Months Ended September 30, 2018 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2018	1,456,285	$16.172	$47,152	4.906
Granted	—	$—
Exercised	(689,227)	$13.843
Forfeited	(1,471)	$21.972

Options outstanding as of September 30, 2018	765,587	$18.257	$42,102	4.800

Options exercisable at the end of the period	722,216	$18.054	$39,900	4.682

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the nine months ended September 30, 2018 was $38,639.

b. The options outstanding as of September 30, 2018 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of September 30, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$1.256	—	1.576	130,625	0.914	$1.282	130,625	0.914	$1.282
$6.230	—	8.800	12,356	3.259	$8.039	12,356	3.259	$8.039
$12.470	—	16.870	157,613	5.201	$13.936	139,903	4.924	$13.463
$19.510	—	21.660	240,699	5.825	$21.190	230,416	5.806	$21.191
$22.010	—	24.230	98,380	5.427	$22.404	98,380	5.427	$22.404
	$29.880		75,936	6.397	$29.880	60,558	6.397	$29.880
	$39.860		49,978	5.477	$39.860	49,978	5.477	$39.860

			765,587	4.800	$18.257	722,216	4.682	$18.054

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of September 30, 2018 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,000	$21.140	4,000	August 2023
March 2014	5,550	$39.860	5,550	March 2024
May 2014	3,700	$22.010	3,700	May 2024
November 2014	6,693	$21.660	6,296	November 2024
May 2015	1,137	$19.510	805	May 2025
February 2016	2,138	$16.870	1,250	February 2026

	24,718		23,101

d.	Restricted stock units:

A summary of restricted stock units for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2018 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2018	2,018,121	$27.32
Granted	1,220,624	$53.56
Vested	(553,671)	$26.28
Forfeited	(121,351)	$37.04
Unvested balance – September 30, 2018	2,563,723	$38.81

e. As of September 30, 2018, there was $397 and $84,994 of total unrecognized compensation cost related to unvested employee stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of approximately 0.587 years and 2.682 years for stock options and restricted stock units, respectively.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited) (in thousands)		(unaudited) (in thousands)

Cost of revenues	$470	$283	$1,300	$783
Research and development	2,097	1,374	7,180	3,805
Sales and marketing	3,600	1,856	10,349	6,277
General and administrative	2,232	1,269	5,345	3,580

Total	$8,399	$4,782	$24,174	$14,445

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. There were 3,354,028 and 3,775,137 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(as adjusted)	(unaudited)	(as adjusted)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
North America	$44,890	$35,307	$114,951	$95,172
EMEA (*)	19,778	16,449	61,606	42,550
Rest of World	2,384	1,609	6,213	4,667

Total revenues	$67,052	$53,365	$182,770	$142,389

(*)       Sales to customers in France accounted for $19,813 of the Company’s revenues for the nine months ended September 30, 2018 and did not exceed 10% of total revenues for the nine months ended September 30, 2017. Sales to customers in the UK accounted for $18,708 of the Company’s revenues for the nine months ended September 30, 2018 and did not exceed 10% of total revenues for the nine months ended September 30, 2017.

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$7,163	$7,072
Israel	3,514	2,944
France	1,306	1,426
Other	610	454

	$12,593	$11,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because over a decade ago, we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed the vast movement of information from analog to digital mediums combined with increasing information dependence would change both the global economy and the risk profiles of corporations and government. Since then our focus has been on using innovation to address the cyber-implications of this movement, creating software that provides new ways to monitor and protect data wherever it is stored.

Our software allows enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built a single integrated platform to simplify and streamline security and data management.

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

In 2018, we introduced Varonis Edge, which analyzes perimeter devices like DNS, VPN and Web Proxies to detect attacks like malware, APT intrusion and data exfiltration. Varonis Edge enables enterprises to correlate events and alerts to track potential data leaks and spot vulnerabilities at the point of entry. We also made enhancements to DatAlert adding GDPR threat models to enable customers to more easily monitor and track when suspicious activity occurs on GDPR data and added maps and geolocation to the DatAlert web UI to help trace cyberattacks to a specific location. We added automated classification categories to Data Classification Engine, to help automatically identify and classify regulated data like GDPR, PCI, PHI and PII. In 2018, we also introduced Data Classification Labels which is part of the Data Classification Engine product family. Data Classification Labels integrates with Microsoft Information Protection (MIP) to enable customers to better classify, track and secure files across enterprise data stores. We optimized DatAnswers to address the ongoing prevalence of data privacy laws, assisting customers to better meet compliance regulations like right-to-be-forgotten and data subject access requests.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), Data Classification Engine (including GDPR Patterns and Data Classification Labels), DataPrivilege, Data Transport Engine and DatAnswers. As of February 1, 2018, in order to focus our resources on our data security portfolio, we stopped selling DatAnywhere to new customers, and we do not expect renewals or sales of the product to our existing customers. In addition, beginning in 2018, DatAlert and Varonis Edge became a new product family. The attach rates and customer counts as of September 30, 2018 and 2017 reflect these changes. As of September 30, 2018 and 2017, approximately 72% and 68% of our customers purchased products in two or more product families, respectively, one of which was DatAdvantage for each of these customers. As of September 30, 2018 and 2017, approximately 39% and 34% of our customers purchased products in three or more product families, respectively, one of which was DatAdvantage for each of these customers. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the three months ended September 30, 2018 and 2017, was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of September 30, 2018, we had approximately 6,350 customers, spanning leading firms in the financial services, healthcare, public, industrial, insurance, energy and utilities, consumer and retail, education, media and entertainment and technology sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

We believe there is a significant long term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three and nine months ended September 30, 2018, approximately 67% and 63%, respectively, of our revenues were derived from North America, while Europe, the Middle East and Africa ("EMEA") accounted for approximately 29% and 34%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 4% and 3%, respectively, of our revenues. Growth in North America was 27% and 21% for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. Growth in EMEA was 20% and 45% for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. We expect both continued sales growth in North America and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. As of September 30, 2018 and 2017, 100.0% and 99.6% of our customers, respectively, purchased DatAdvantage; 49.5% and 45.6% of our customers, respectively, purchased DatAlert; 47.6% and 41.6% of our customers, respectively, purchased Data Classification Engine; 15.6% and 16.3% of our customers, respectively, purchased DataPrivilege; and 7.4% and 6.4% of our customers, respectively, purchased Data Transport Engine. As of September 30, 2018 and 2017, 28.0% and 31.6% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. Licenses sales accounted for 53.4% and 54.3% of our total revenues for the three months ended September 30, 2018 and 2017, respectively, and 51.6% and 52.3% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the three months ended September 30, 2018 and 2017, our revenues were $67.1 million and $53.4 million, respectively, representing year-over-year growth of 26%. For the nine months ended September 30, 2018 and 2017, our revenues were $182.8 million and $142.4 million, respectively, representing year-over-year growth of 28%. For the three months ended September 30, 2018 and 2017, we had operating losses of $6.8 million and $3.1 million and net losses of $7.3 million and $3.3 million, respectively. For the nine months ended September 30, 2018 and 2017, we had operating losses of $33.6 million and $21.2 million and net losses of $35.0 million and $20.7 million, respectively.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new and existing customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the nine months ended September 30, 2018 and 2017 has been over 90%. We also offer professional services focused on both deployment and training our customers to fully leverage the use of our products. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Nine Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	51.6%	52.3%
Maintenance and services	48.4	47.7
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of September 30, 2018, we had approximately 6,350 customers across a broad array of company sizes and industries located in over 75 countries.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and interest income received on our cash, cash equivalents and short-term investments. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. The United Kingdom’s decision to withdraw, and upcoming exit, from the European Union (“Brexit”), as well as other member countries public discussions about the possibility of also withdrawing, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a deferred tax asset of approximately $17,000 as of September 30, 2018 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2018 and 2017 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2018	2017
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$35,804	$29,000
Maintenance and services	31,248	24,365
Total revenues	67,052	53,365
Cost of revenues	7,052	5,423
Gross profit	60,000	47,942
Operating costs and expenses:
Research and development	17,267	11,903
Sales and marketing	40,792	32,458
General and administrative	8,774	6,708
Total operating expenses	66,833	51,069
Operating loss	(6,833)	(3,127)
Financial income, net	99	622
Loss before income taxes	(6,734)	(2,505)
Income taxes	(583)	(759)
Net loss	$(7,317)	$(3,264)

	Three Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	53.4%	54.3%
Maintenance and services	46.6	45.7
Total revenues	100.0	100.0
Cost of revenues	10.5	10.2
Gross profit	89.5	89.8

Operating costs and expenses:
Research and development	25.8	22.3
Sales and marketing	60.8	60.8
General and administrative	13.1	12.6
Total operating expenses	99.7	95.7

Operating loss	(10.2)	(5.9)
Financial income, net	0.2	1.2
Loss before income taxes	(10.0)	(4.7)
Income taxes	(0.9)	(1.4)
Net loss	(10.9)%	(6.1)%

Revenues

	Three Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$35,804	$29,000	23.5%
Maintenance and services	31,248	24,365	28.2%
Total revenues	$67,052	$53,365	25.6%

	Three Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	53.4%	54.3%
Maintenance and services	46.6%	45.7%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 188 new customers in the three months ended September 30, 2018 compared to the aggregate sales from 208 new customers in the three months ended September 30, 2017. As of September 30, 2018 and 2017, we had approximately 6,350 and approximately 5,550 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended September 30, 2018 and 2017, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2018, 47% was attributable to revenues from new customers, and 53% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2017, 51% was attributable to revenues from new customers, and 49% was attributable to revenues from existing customers. As of September 30, 2018 and 2017, 72% and 68% of our customers, respectively, purchased two or more product families. As of September 30, 2018 and 2017, 39% and 34% of our customers, respectively, purchased three or more product families.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Cost of revenues	$7,052	$5,423	30.0%

	Three Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Total gross margin	89.5%	89.8%

The increase in cost of revenues was primarily related to an increase of $1.4 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Three Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$17,267	$11,903	45.1%
Sales and marketing	40,792	32,458	25.7%
General and administrative	8,774	6,708	30.8%
Total operating expenses	$66,833	$51,069	30.9%

	Three Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	25.8%	22.3%
Sales and marketing	60.8%	60.8%
General and administrative	13.1%	12.6%
Total operating expenses	99.7%	95.7%

The increase in research and development expenses was primarily related to an increase of $4.3 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.9 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $7.3 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $0.6 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $1.9 million in salaries and stock based compensation expense due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Three Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Financial income, net	$99	$622	(84.1)%

Financial income, net for the three months ended September 30, 2018 was primarily due to interest income. Financial income, net for the three months ended September 30, 2017 was primarily due to foreign currency gains.

Income Taxes

	Three Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Income taxes	$(583)	$(759)	23.2%

Income taxes for the three months ended September 30, 2018 and 2017 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2018 and 2017 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2018	2017
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Licenses	$94,338	$74,402
Maintenance and services	88,432	67,987
Total revenues	182,770	142,389
Cost of revenues	19,934	14,997
Gross profit	162,836	127,392
Operating costs and expenses:
Research and development	50,526	33,810
Sales and marketing	122,113	95,952
General and administrative	23,832	18,796
Total operating expenses	196,471	148,558
Operating loss	(33,635)	(21,166)
Financial income, net	266	2,041
Loss before income taxes	(33,369)	(19,125)
Income taxes	(1,677)	(1,539)
Net loss	$(35,046)	$(20,664)

	Nine Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	51.6%	52.3%
Maintenance and services	48.4	47.7
Total revenues	100.0	100.0
Cost of revenues	10.9	10.5
Gross profit	89.1	89.5

Operating costs and expenses:
Research and development	27.7	23.8
Sales and marketing	66.8	67.4
General and administrative	13.0	13.2
Total operating expenses	107.5	104.4

Operating loss	(18.4)	(14.9)
Financial income, net	0.1	1.5
Loss before income taxes	(18.3)	(13.4)
Income taxes	(0.9)	(1.1)
Net loss	(19.2)%	(14.5)%

Revenues

	Nine Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Revenues:
Licenses	$94,338	$74,402	26.8%
Maintenance and services	88,432	67,987	30.1%
Total revenues	$182,770	$142,389	28.4%

	Nine Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	51.6%	52.3%
Maintenance and services	48.4%	47.7%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from new and existing customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to existing customers as well as larger aggregate sales to 598 new customers in the nine months ended September 30, 2018 compared to the aggregate sales from 634 new customers in the nine months ended September 30, 2017. As of September 30, 2018 and 2017, we had approximately 6,350 and approximately 5,550 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the nine months ended September 30, 2018 and 2017, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2018, 52% was attributable to revenues from new customers, and 48% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2017, 53% was attributable to revenues from new customers, and 47% was attributable to revenues from existing customers. As of September 30, 2018 and 2017, 72% and 68% of our customers, respectively, purchased two or more product families. As of September 30, 2018 and 2017, 39% and 34% of our customers, respectively, purchased three or more product families.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Cost of revenues	$19,934	$14,997	32.9%

	Nine Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Total gross margin	89.1%	89.5%

The increase in cost of revenues was primarily related to an increase of $4.5 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$50,526	$33,810	49.4%
Sales and marketing	122,113	95,952	27.3%
General and administrative	23,832	18,796	26.8%
Total operating expenses	$196,471	$148,558	32.3%

	Nine Months Ended September 30,
	2018	2017
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	27.7%	23.8%
Sales and marketing	66.8%	67.4%
General and administrative	13.0%	13.2%
Total operating expenses	107.5%	104.4%

The increase in research and development expenses was primarily related to an increase of $13.8 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $2.7 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $22.0 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $2.7 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $3.9 million in salaries and stock based compensation expense due to increased headcount to support the overall growth of our business and a $1.1 million increase in professional fees.

Financial Income, Net

	Nine Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Financial income, net	$266	$2,041	(87.0)%

Financial income, net for the nine months ended September 30, 2018 was primarily due to interest income. Financial income, net for the September 30, 2017 was primarily due to foreign currency gains.

Income Taxes

	Nine Months Ended September 30,
	2018	2017	% Change
	(unaudited) (in thousands)
Income taxes	$(1,677)	$(1,539)	(9.0)%

Income taxes for the nine months ended September 30, 2018 and 2017 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2018	2017
	(unaudited) (in thousands)
Net cash provided by operating activities	$16,265	$10,846
Net cash used in investing activities	(13,802)	(13,240)
Net cash provided by financing activities	8,169	7,600
Increase in cash, cash equivalents and restricted cash	$10,632	$5,206

On September 30, 2018, our cash and cash equivalents and short-term investments of $158.1 million were held for working capital purposes and were invested primarily in short-term investments. We intend to increase our investment in capital expenditures in 2018 and 2019 to support the growth in our business and operations. We believe that our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the nine months ended September 30, 2018, cash inflows from our operating activities were $16.3 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last four weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is a negative sequential revenue growth in the first quarter which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the nine months ended September 30, 2018, sources of cash inflows were from changes in our working capital, including a $22.7 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2018 was 72 and 63, respectively. Additional sources of cash inflows were from a $2.5 million increase in trade payables, a $1.9 million increase in accrued expenses and other liabilities and $1.3 million from our net income excluding non-cash charges. This was partially offset by a $10.8 million increase in prepaid expenses and other current assets (including deferred commissions) and a $1.2 million decrease in deferred revenues.

For the nine months ended September 30, 2017, cash inflows from our operating activities were $10.8 million. For the nine months ended September 30, 2017, sources of cash inflows were from changes in our working capital, including a $9.2 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2017 was 74 and 70 days, respectively. Additional sources of cash inflows were from our net income excluding non-cash charges of $5.0 million, a $4.2 million increase in accrued expenses and other liabilities and a $3.2 million increase in deferred revenues. This was partially offset by a $10.3 million increase in prepaid expenses (including deferred commissions) and a $0.4 million decrease in other long term liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, maturities and purchases of short-term investments and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2018, net cash used in investing activities of $13.8 million was primarily attributable to a $10.6 million increase in short-term and long-term investments and $3.2 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the nine months ended September 30, 2017, net cash used in investing activities of $13.2 million was primarily attributable to a $9.5 million increase in short-term deposits and $3.6 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the nine months ended September 30, 2018 and 2017, net cash provided by financing activities of $8.2 million and $7.6 million, respectively, was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate less 0.15%; provided, however, that the annual interest rate for advances will not be less than 4.10%. As of September 30, 2018, that rate amounted to 5.10%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2018 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2018, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2018 for the upcoming years were as follows:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,996	$7,566	$9,087	$9,390	$9,461	$49,666	$87,166

We have obligations related to unrecognized tax benefit liabilities totaling $3.4 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”.  These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for the interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We expect to adopt this standard effective January 1, 2019.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended September 30, 2018 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks. We hedge a portion of our forecasted expenses denominated in NIS expected to occur within 12 months. The effect of exchange rate changes on these contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We also hedge a portion of our monetary items in the balance sheet to protect the fair value of the monetary items from foreign exchange rate fluctuations. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $158.1 million as of September 30, 2018. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash deposits, money market funds and US Treasury securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of September 30, 2018, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the potential value of their data and the risk of that data getting compromised or stolen. We must persuade them to devote a portion of their budgets to a unified platform that we offer to manage, protect, secure and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $74.6 million in 2013 to $215.4 million in 2017. Our number of employees and independent contractors increased from 573 as of December 31, 2013 to 1,386 as of September 30, 2018. During this period, we also established and expanded our operations in a number of countries outside the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

Our future success will depend in large part on our ability to, among other things:

•	maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;

•	hire, integrate, train and retain skilled talent, including members of our sales force and engineers;

•	develop new products and services and bring products and services in beta to market;

•	renew maintenance and support agreements with, and sell additional products to, existing customers;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;
increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

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

We have incurred net losses in each year since our inception, including a net loss of $35.0 million for the nine months ended September 30, 2018 and net losses of $13.8 million and $14.2 million in each of the years ended December 31, 2017 and 2016, respectively. Because the market for our software is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2017 and for the nine months ended September 30, 2018, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2017 and for the nine months ended September 30, 2018, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our maintenance and support agreements are sold on a term basis. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and term licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their maintenance and support agreements or term licenses with us after the initial terms have expired. For example, our maintenance renewal rate for each of the years ended December 31, 2016 and 2017 and for the nine months ended September 30, 2018 was over 90%.

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

In 2017 and for the nine months ended September 30, 2018, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 15, 2018, we had 61 issued patents in the United States and 36 pending U.S. patent applications. We also had 23 patents issued and 73 applications pending for examination in non-U.S. jurisdictions, and four pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Moreover, industries in which we operate, such as data security, cybersecurity, compliance, data retention and data governance are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products or performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. If we are unable to protect our intellectual property rights and ensure that we are not violating the intellectual property rights of others, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2017, and for the nine months ended September 30, 2018, approximately 65% and 63%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $83.10 through October 26, 2018. On October 26, 2018, the closing price of our common stock was $61.85. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of September 30, 2018, we had options and restricted stock units (“RSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.4 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

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

VARONIS SYSTEMS, INC.

October 30, 2018	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

October 30, 2018	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

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