Form 10-K
period 2018-12-31
VARONIS SYSTEMS INC
filed 2019-02-12
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number: 001-36324
________________________
VARONIS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
_____________________________

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

Securities registered pursuant to Section 12(g) of the Act: None
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2018 at a closing sale price of $74.50 as reported by the NASDAQ Global Select Market was approximately $2.15 billion. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 8, 2019, the registrant had 29,580,605 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

i

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2018

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

The Varonis Data Security Platform, built on patented technology, allows enterprises to protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our products efficiently sustain a secure state with automation and addresses additional use cases including data protection, governance, compliance, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, the Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

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

•	analyze the data and related metadata utilizing sophisticated algorithms, including cluster analyses and machine learning;

•	visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically execute tasks that are normally manually intensive for IT and business personnel;

•	identify and classify the data as sensitive, critical, private or regulated;

•	automate changes to directory service objects and access controls on large file systems;

•	detect suspicious account behavior and unusual file and email activity using deep analysis of metadata, machine learning and user behavior analytics;

•	generate meaningful, actionable alerts when security-related incidents are detected; and

•	enable security teams to investigate and respond to cyber threats more efficiently and conclusively.

The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases. These use cases include: discovery and classification of high-risk, sensitive data; centralized visibility into enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; data ownership identification; reporting and auditing with searchable logs; meeting security policy and compliance regulation; data migration; and intelligent archiving.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has played and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of December 31, 2018, we had approximately 6,600 customers, spanning leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, media and entertainment, technology and education sectors.

Historically, an insignificant amount of our revenues has been sold under subscription-based license arrangements which are sold on premises. In these arrangements, the customer has the right to use the software over a designated period of time. As we transition to a more subscription-based model, we expect that over the next several years revenues from subscription-based arrangements will become a more significant portion of our total revenues.

Size of Our Market Opportunity

The International Data Corporation’s Data Age 2025: The Digitization of the World from Edge to Core study estimates that the amount of data created in the world will grow from 33 Zettabytes in 2018 to 175 Zettabytes (or 175 trillion gigabytes) in 2025, representing an approximately 27% compound annual growth rate. Every enterprise will almost certainly require new technologies to protect and manage their data and centralize data management, analytics, data security and privacy.

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital enterprise data universe. We further believe that the business intelligence and functionalities delivered by our platform define a new market, and we are not aware of any third party studies that accurately define our addressable market.  The functionality of our software platform overlaps with portions of several established and growing enterprise software markets as defined by Gartner, Inc. in 2018, including security software ($23.6 billion), IT operations management ($27.2 billion), storage management ($15.0 billion), infrastructure software ($10.4 billion) and data integration ($5.4 billion). We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, estimating that our total addressable market is approximately 20% of these combined markets, or more than $16.0 billion.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure. All of our products utilize our Data Security Platform and a core single codebase, thereby streamlining our product development initiatives.

Key Benefits of Our Technology

Data Protection

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including data governance and intelligent retention, all from one core technology platform. Moreover, our platform is applicable across most major enterprise data stores (Windows, UNIX/Linux, Intranets, email systems, Office365 and Box).

Actionable Intelligence Analytics, and Automation. Our products help customers automatically lock down sensitive data and remediate security vulnerabilities, so that they are less vulnerable to internal and external threats, more compliant and consistently following a least privilege model.

Visibility and Data Monitoring Capabilities All in One Place. Our solutions focus on protecting enterprise data on-premises and in the cloud in a single view. As data storage becomes more fragmented, functioning in a hybrid space, our Data Security Platform provides customers with a single pane of glass to monitor and protect enterprise data regardless of where it is stored.

Fast Time to Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our Data Security Platform can be installed and ready for use within hours and allows customers to realize real value once used. We designed our platform to operate on commodity hardware with standard operating systems, further reducing the cost of ownership of our product.

Ease of Use. While we utilize complex data structures and algorithms in our data engine, we abstract that complexity to provide a sleek, intuitive interface. Our software is accessible through either the local client or a standard web browser and requires limited training, saving time and cost and making it accessible to a broader set of non-technical users.

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly scalable and flexible, allowing our customers to analyze vast amounts of enterprise data. Moreover, our proprietary Metadata Framework is built with a modular architecture, allowing customers to grow into the full capabilities of our solutions over time.

Threat Detection and Response

Threat Detection and Response with User, Data and System Context. Our solutions combine classification and data access governance with User and Entity Behavior Analytics (UEBA) on data stores, directory services and perimeter devices, including DNS, VPN and web proxy, for accurate detection and risk reduction. Our solutions reduce risk relating to unauthorized use and cyberattacks.

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

Compliance

Discover and Identify Regulated Data. Our solutions discover, identify and classify sensitive, critical and regulated data to help meet compliance requirements.

Monitor and Detect Security Vulnerabilities. Our solutions analyze, monitor, detect and report on potential security vulnerabilities: helping companies achieve compliance by enabling full audit trails, achieving least privilege and locking down sensitive data to only those who need it, and facilitate breach notification and security investigations.

Fulfill Data Subject Access Requests and Protect Consumer Data. Our solutions help fulfill data subject access requests. Customers can find relevant files, pinpoint who has access and enforce policies to move and quarantine regulated data.

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to protect and analyze their data. The following are key elements of our growth strategy.

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

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns will continue to drive demand for data protection, compliance and threat detection and response solutions. We intend to capitalize on this demand by targeting new customers, vertical markets and use cases for our solutions. Our solutions address the needs of customers of all sizes ranging from small and medium businesses to large multinational companies with thousands of employees and petabytes of data. Although our solutions are applicable to organizations of all sizes, we will continue our focus on targeting larger organizations who can make larger purchases with us over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth (and subsequent security concerns) continues across all data stores, and enterprises want to standardize on solutions that help them manage, protect and extract more value from their data wherever it is stored. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. We currently have six product families, and, as of December 31, 2018, approximately 73% of our customers had purchased two or more product families and approximately 40% of our customers had purchased three or more product families. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of enterprise data that our customers have. As we innovate and expand our product offering, we expect to have an even broader suite of products to offer our customers.

Grow Sales From Our Newer Licenses. During the past year, we have introduced additional licenses to existing products to support new functionalities. In 2018, we released Varonis Edge, which analyzes perimeter devices like DNS, VPN and Web Proxies to detect attacks like malware, APT intrusion and data exfiltration. Varonis Edge enables enterprises to correlate events and alerts to track potential data leaks and spot vulnerabilities at the point of entry. We also released Data Classification Labels, integrating with Microsoft Information Protection (MIP) to help enterprises better classify, track and secure files across enterprise data stores. We enhanced DatAnswers to address data privacy and compliance use cases, enabling customers to fulfill data subject access requests and protect personally identifiable information. We have enhanced our products to provide even more value to our customers including: an updated user interface for DataPrivilege, additional data store support, new geolocation support, enhanced threat detection and security monitoring and new threat models to protect sensitive and regulated data against security breaches, malware, ransomware and insider threats. We believe these new additions to our product offering can be a meaningful contributor to our growth.

Expand Our Sales Force. Continuing to expand our salesforce will be essential to achieving our customer base expansion goals. The salesforce and our approach to introducing products to the market has been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and generate a greater potential lifetime value. The ability of our sales teams to support our channel partners to efficiently identify leads, perform risk assessments and convert them to satisfied customers will continue to impact our ability to grow. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Establish Our Data Security Platform as the Industry Standard. We have worked with several of the leading providers of network attached storage, or NAS, hybrid cloud storage, including EMC, IBM, NetApp, HP, Hitachi and Nasuni in order to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to assure compatibility with their product lines. Through the use of application programming interfaces, or APIs, and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to pursue such collaborations wherever they advance our strategic goals, thereby expanding our reach and establishing our product user interface as the de facto industry standard when it comes to enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets to comply with regulations such as the European Union's ("EU") General Data Protection Regulation ("GDPR"). Revenues from Europe, the Middle East and Africa (“EMEA") accounted for approximately a third of our revenues in 2018. Europe represented the substantial majority of revenues outside the United States. Although we have experienced inconsistent quarterly growth rates over the last few years in our European market, we believe that international expansion will be a key component of our growth strategy, and we will continue to market our products and services overseas.

Our Products

We have six product families that utilize our core Metadata Framework technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture easily extends through modular functionalities giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license.

•
DatAdvantage. DatAdvantage, our flagship product, launched in 2006, builds on our Metadata Framework and captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems and Intranet servers, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant users, groups and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all data stores through a unified interface. DatAdvantage identifies where users have unneeded access based on user behavior.

•
The Automation Engine, a module introduced in 2017, helps customers accelerate the enforcement of least privilege by limiting broad access without all the manual legwork. It automatically repairs and maintains file systems, helping reduce customers’ risk profiles and decreasing their overhead and resources required to get to a least privilege model.

•
DatAlert. Introduced in 2013, DatAlert profiles users and their behaviors with respect to systems and data, detects and alerts on meaningful deviations to established baselines, and provides a web-based dashboard and investigative interface. DatAlert helps enterprises detect suspicious activity, prevents data breaches and cyberattacks, performs security forensics, visualizes risk and prioritizes investigation.

•
Varonis Edge, a module introduced in early 2018, analyzes perimeter devices like DNS, VPN and Web Proxy to detect attacks like malware, APT intrusion and exfiltration and enables enterprises to correlate events and alerts at the perimeter with alerts and events concerning data to better spot attacks at the point of entry and egress.

•
Data Classification Engine (introduced in 2009 as IDU Classification Framework). As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content, including Personally Identifiable Information, and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Data Classification Engine identifies and tags data based on criteria set in multiple metadata dimensions and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to restrict access without disrupting workflow. Data Classification Engine provides visibility into the content of data across file systems and Intranet sites and combines it with other metadata, including usage and accessibility.

•
GDPR Patterns, introduced in 2017, uses the Data Classification Engine as a foundation to identify and classify regulated data in the EU that falls under the GDPR, with hundreds of unique patterns that cover all 28 countries in the EU.

•
Data Classification Labels, introduced in 2018, integrates with Microsoft Information Protection (MIP) to protect sensitive data across customer environments regardless of where it lives or how it is shared. Data Classification Labels allows users to automatically apply classification labels and encrypt files that it has identified as sensitive.

•
DataPrivilege. DataPrivilege, launched in 2006 and designed for use by business unit personnel, provides a self-service web portal that allows users to request access to data necessary for their business functions, and owners to grant access without IT intervention. DataPrivilege enhances data protection and compliance by enabling business users to make access decisions based on queries, user requests and metadata analytics information, rather than static IT policies. DataPrivilege provides a presentation layer for business users to review accessibility, sensitivity and usage of their data assets and grant and revoke access.

•
Data Transport Engine. We introduced Data Transport Engine in 2012 to provide an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention, from day-to-day maintenance to complex data store and domain migrations and archiving. Data Transport Engine ensures that data migrations automatically synchronize source and destination data with incremental copying even if the source data is still in use, translates access permissions across data stores and domains and provides reporting capabilities for data migration status. Moreover, it also provides IT personnel the flexibility to schedule recurring migrations to automatically find and move certain types of data such as sensitive or stale data and to perform active migrations, dispositions and archiving safely and efficiently.

•
DatAnswers. DatAnswers was introduced in 2014 to provide secure, relevant and timely search functionality for enterprise data. In 2018, we enhanced DatAnswers to help meet growing demands to comply with data privacy regulations and eDiscovery requests, and to facilitate Data Subject Access Requests (DSARs). As data privacy laws are becoming more prevalent across the globe, meeting subject access requests is a primary requirement in data regulation. As companies continue to generate and store data in numerous enterprise data stores, relevant files become harder to find and manage, and compliance officers, controllers, and administrators need to identify and locate relevant content related to a data subject. DatAnswers provides elevated search for compliance and e-discovery, helping solve the growing problem of being able to fulfill subject access requests to meet data privacy laws.

Our Customers

Our customer base has grown from approximately 550 customers at December 31, 2009 to approximately 6,600 customers in 80 countries as of December 31, 2018. Our customers span numerous industries and vary greatly in size, ranging from small and medium businesses to large multinational enterprises with hundreds of thousands of employees and hundreds of terabytes of data.

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

Professional Services

While users can easily download, install and deploy our software on their own, certain enterprises use our professional service team to provide fee-based services, which include training our customers in the use of our products, providing advice on network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration of our products for the particular characteristics of the customer’s environment.

Sales and Marketing

Sales

We sell the vast majority of our products and services to a global network of hundreds of resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers globally.

In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and risk assessments. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one year renewal term and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 to 60 calendar days of the invoice date.

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We market our software as a Data Security Platform, a solution for securing and managing file systems and enterprise data and transforming that data into actionable intelligence. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our internal marketing organization is responsible for branding, content generation, demand generation, field marketing and product marketing and works with our business operations team to support channel marketing and sales support programs. We provide one on one and community education and awareness and promote the expanded use of our software. We host in-person Varonis Connect! customers events annually across sales regions, as well as free, online monthly or bi-weekly technical webinars in multiple regions. We focus our efforts on events, campaigns, tools and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as sales tools, information regarding product awards and technical certifications, training, regional seminars and conferences, webinars, podcasts and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, analyst relations, customer marketing, extensive content development available through our web site and content syndication, and our active blog, “The Inside Out Security Blog.”

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

Our research and development expense was $70.0 million, $47.4 million and $36.7 million in 2018, 2017 and 2016, respectively.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology and the related intellectual property. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 31, 2019, we had 63 issued patents and 38 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2039. We also had 26 patents issued and 70 applications pending for examination in non-U.S. jurisdictions, and three pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israeli subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products. We also license software from third parties for use in developing our products and for integration into our products, including open source software.

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

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering a single, integrated solution to address our customers’ needs regarding access, governance, security and retention with respect to their enterprise data. There can, however, be no assurance that we will remain unique in this capacity or that we will be able to compete favorably with other providers in the future.

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

Employees

As of December 31, 2018, we had 1,460 employees and independent contractors, of which 604 were in the United States, 497 were in Israel and 359 were in other countries. None of our employees is represented by an external labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our website is located at www.varonis.com, and our investor relations website is located at http://ir.varonis.com/. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC"). You may also access all of our public filings through the SEC’s website at www.sec.gov.

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

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and you should not rely on any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments into paying customers. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Although we try to minimize the potential impact of large transactions on our quarterly results of operations, the closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters, and our failure to close a large transaction in a particular quarter may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity, we will need to recruit individuals who are multilingual or who have skills particular to a certain geography, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires and increased attrition rates among new hires and existing personnel. Furthermore, based on our past experience in mature territories, it often can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

Failure to attract, recruit and retain highly qualified engineers could adversely affect our results of operations and growth prospects.

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly engineers. Any of our employees may terminate their employment at any time, we face intense competition for highly skilled engineering personnel, especially in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. If we are unable to attract or retain qualified engineers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

If we fail to manage our growth effectively, our business and results of operations will be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $74.6 million in 2013 to $270.3 million in 2018. Our number of employees and independent contractors increased from 573 as of December 31, 2013 to 1,460 as of December 31, 2018. During this period, we also established and expanded our operations in a number of countries outside the United States and in additional locations within the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

•	satisfy existing customers and attract new customers;

•	transition from perpetual licenses to a more subscription-based business model;

•	successfully introduce new products and enhancements;

•	effectively manage existing channel partnerships and expand to new ones;

•	improve our key business applications and processes to support our business needs;

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

The market is characterized by the exponential growth in enterprise data, rapid technological advances, changes in customer requirements, including customer requirements driven by changes to legal, regulatory and self-regulatory compliance mandates, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools, computer language technology and various regulations. Moreover, the technology in our products is especially complex because it needs to effectively identify and respond to a user’s data retention, security and governance needs, while minimizing the impact on database and file system performance. Our products must also successfully interoperate with products from other vendors.

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

If we fail to successfully manage the transition to a subscription-based business model, our results of operations could be negatively impacted.

We are currently transitioning to a more subscription-based business model. It is uncertain whether this transition will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue implications, including on our quarterly results of operations. If we are unable to respond to these competitive threats, our business could be harmed.

This subscription strategy may give rise to a number of risks, including the following:

•	our revenues and cash flows may fluctuate more than anticipated over the short-term as a result of this strategy;

•	if new or current customers desire only perpetual licenses our subscription sales may lag behind our expectations;

•	the shift to a subscription strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and access to data once a subscription has expired;

•
    we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings;

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), resellers and investors;

•	if our customers do not renew their subscriptions, our revenues may decline and our business may suffer;

•	our relationships with existing partners that resell perpetual license products may be damaged; and

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated.

We are dependent on the continued services and performance of our co-founder, Yakov Faitelson, the loss of whom could adversely affect our business.

Our future performance depends in large part on the continued services and continuing contributions of our co-founder, Chief Executive Officer and President, Yakov Faitelson, to successfully manage our company, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of Mr. Faitelson could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

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

Our future success will depend in large part on our ability to, among other things:

•	maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;

•	hire, integrate, train and retain skilled talent, including members of our sales force and engineers;

•	develop new products and services and bring products and services in beta to market;

•	manage the transition to a more subscription-based business model successfully;

•	renew maintenance and support agreements with, and sell additional products to, existing customers;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

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

Our future growth depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers and maintain and expand those customer relationships, our revenues will grow more slowly than expected, and our business will be harmed.

Our future growth also depends upon expanding sales of our products to existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Additionally, while almost all of our software is currently licensed and sold under perpetual license agreements, we also enter into subscription license agreements with our customers and are currently transitioning to a more subscription-based business model. Due to the differences in average annual spending per customer, applied to perpetual versus subscription license sales, shifts in the mix of subscription licenses could produce significant variation in the revenues we recognize in a given period.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $28.6 million, $13.8 million and $14.2 million in each of the years ended December 31, 2018, 2017 and 2016, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in information technology services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2018, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

We have a significant number of customers in the financial services, public sector, healthcare and industrial industries. A substantial downturn in any of these industries, or a reduction in public sector spending, may cause enterprises to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers may delay or cancel information technology projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their maintenance and support agreements or buy future products, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and subscription licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their maintenance and support agreements or subscription licenses with us after the initial terms have expired. For example, our maintenance renewal rate for each of the years ended December 31, 2018, 2017 and 2016 was over 90%. Customer satisfaction will become even more important as we shift more of our licensing to subscription license agreements.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2018, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

In 2018, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of January 31, 2019, we had 63 issued patents in the United States and 38 pending U.S. patent applications. We also had 26 patents issued and 70 applications pending for examination in non-U.S. jurisdictions, and three pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy, and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the new EU data protection regime, the GDPR became enforceable on May 25, 2018. Additionally, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability and may otherwise adversely impact our business, financial condition and operating results.

Some statutory requirements, both in the United States and abroad, include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Even though we may have contractual protections with our service providers, a security breach could impact our reputation, harm our customer confidence, hurt our sales or cause us to lose existing customers and could expose us to potential liability or require us to expend significant resources on data security and in responding to such breach.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our products particularly in certain industries and foreign countries.

Our long-term growth depends, in part, on being able to continue to expand internationally on a profitable basis, which subjects us to risks associated with conducting international operations.

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2018, approximately 62% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

•
uncertainty around how the United Kingdom’s referendum in June 2016 in which voters approved an exit from the EU, commonly referred to as “Brexit,” will impact the United Kingdom’s access to the EU Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and New Israeli Shekels ("NIS"). Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short term as the United Kingdom negotiates its exit from the EU which is currently scheduled to occur on March 29, 2019. Brexit and the withdrawal of the United Kingdom from the EU, as well as other member countries' public discussions about the possibility of withdrawing from the EU, may also create global economic uncertainty, which may impact, among other things, the demand for our products.

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

Our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for stock-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

Multiple factors may adversely affect our ability to fully utilize our net operating loss carryforwards.

A U.S. corporation's ability to utilize its federal net operating loss (“NOL”) carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the corporation undergoes an ownership change. We performed a Section 382 analysis (the “Analysis”) which concluded that our ability to utilize our NOL and tax credit carryforwards is subject to an annual limitation, as we underwent a section 382 ownership change during 2017. The Analysis further concluded that our NOL carryforwards should be available for our utilization before they expire. As of December 31, 2017, our NOL carryforwards was $22.9 million.

During 2018, we generated an additional $32.0 million of NOLs, which are not subject to the annual limitation described above. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382 of the Code that would impose an annual limitation on NOLs generated after December 31, 2017. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification (“ASC 740-10-25”). ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Our income in certain countries is subject to reduced tax rates provided we meet certain ongoing employment and capital investment commitments. Failure to meet these commitments could adversely impact our provision for income taxes.

We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Services and other tax authorities in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. While we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these continuous examinations will not have a material adverse effect on our results of operations and cash flows. Further, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

The adoption of the U.S. tax reform and the enactment of additional legislation changes could materially impact our financial position and results of operations.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses, restricts the use of net operating loss carryforwards arising after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations.

We conduct our operations in a number of jurisdictions worldwide and report our taxable income based on our business operations in those jurisdictions. Therefore, our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

The Organization for Economic Cooperation and Development (“OECD”) introduced the base erosion and profit shifting project in 2013, which sets out a plan to address international taxation principles in a globalized, digitized business world (the “BEPS Plan”). In November 2015, the G20 adopted the OECD’s published guidance on domestic legislation and administrative changes to address the BEPS Plan action points. During 2018, as part of the BEPS Plan, more than 80 countries have been implementing the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS (“MLI”). The MLI significantly changes the bilateral tax treaties signed by any country that chose to sign the MLI. Further, as a result of participating countries adopting the international tax policies set under the BEPS Plan, changes have been and continue to be made to numerous international tax principles and local tax regimes. Due to the expansion of our international business activities, those modifications may increase our worldwide effective tax rate and adversely affect our financial position.
Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems process and controls.

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

Our Israeli subsidiary benefits from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our company, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been approximately 10%. If our Israeli subsidiary does not meet the requirements for maintaining this status, for example, if the Israeli subsidiary materially changes the nature of its business or, if the level of foreign investment in our company decreases, it may no longer be eligible to enjoy this reduced tax rate. As a result, our Israeli subsidiary would be subject to Israeli corporate tax at the standard rate, which, as of January 1, 2019, was set at 23%. Even if our Israeli subsidiary continues to meet the relevant requirements, the tax benefits that the status of “Beneficiary Enterprise” provides may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that our Israeli subsidiary would pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering (“IPO”) in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $83.10 through February 8, 2019. On February 8, 2019, the closing price of our common stock was $62.74. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of December 31, 2018, we had options and restricted stock units (“RSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

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

Our corporate headquarters are located in New York City in an office consisting of approximately 46,000 square feet. This lease expires in February 2026, although we have the option to both terminate the lease in February 2023 and extend the lease for an additional five years. We also lease offices in North Carolina consisting of approximately 23,700 square feet, which is our primary U.S. customer support and inside sales center. As of January 1, 2019, we are also leasing an additional office in North Carolina, consisting of approximately 68,500 square feet which will replace the current offices in North Carolina once the construction work is completed. This lease expires in July 2030, although we have an option to extend the lease for an additional 10 years. Additionally, we currently lease an office located in Herzliya, Israel, consisting of approximately 93,000 square feet, where we employ our research and development team and a portion of our support and general and administrative teams. The lease for this office expires in December 2028, although we have the option to extend the lease for an additional five years. We also lease smaller offices in France, the United Kingdom, Ireland, Oregon, Virginia, Australia, Germany and the Netherlands (which serve as regional sales offices and some of which are customer support centers) and two additional offices in Herzliya, Israel (which house a portion of our research and development and general and administrative teams). We plan to invest in additional space as needed to accommodate our growth.

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

Stockholders

As of February 1, 2019, there were seven stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The closing price of our common stock on December 31, 2018, the last trading day of our 2018 fiscal year, was $52.90 per share.

Company/Index	2/28/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
VRNS	$100.00	$74.61	$42.73	$60.91	$110.34	$120.23
NASDAQ Composite	$100.00	$109.66	$115.94	$124.64	$159.84	$153.63
NASDAQ Computer	$100.00	$116.57	$123.85	$139.05	$192.95	$185.85

Sales of Unregistered Securities

None.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2018 and 2017 and the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2016, 2015 and 2014 and the consolidated statement of operations for the years ended December 31, 2015 and 2014 are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report. The consolidated balance sheet data as of December 31, 2017 and 2016 and the consolidated statement of operations data for the years ended December 31, 2017 and 2016 have been adjusted for ASC 606. The consolidated balance sheet data as of December 31, 2015 and 2014 and the consolidated statement of operations for the years ended December 31, 2015 and 2014 have not been adjusted for ASC 606. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
		(as adjusted)	(as adjusted)
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Licenses	$147,613	$120,341	$93,243	$71,273	$58,420
Maintenance and services	122,675	95,049	72,620	55,937	42,928
Total revenues	270,288	215,390	165,863	127,210	101,348
Cost of revenues(1)	27,683	20,714	15,737	12,019	9,911
Gross profit	242,605	194,676	150,126	115,191	91,437
Operating costs and expenses:
Research and development(1)	69,971	47,369	36,660	31,792	28,086
Sales and marketing(1)	168,309	133,925	105,639	86,367	68,787
General and administrative(1)	33,460	26,801	19,822	16,106	11,872
Total operating expenses	271,740	208,095	162,121	134,265	108,745
Operating loss	(29,135)	(13,419)	(11,995)	(19,074)	(17,308)
Financial income (expenses), net	970	2,362	(885)	(1,523)	(1,714)
Loss before income taxes	(28,165)	(11,057)	(12,880)	(20,597)	(19,022)
Income taxes	(413)	(2,787)	(1,313)	(686)	(376)
Net loss	$(28,578)	$(13,844)	$(14,193)	$(21,283)	$(19,398)
Net loss per share of common stock, basic and diluted(2)	$(0.98)	$(0.50)	$(0.54)	$(0.84)	$(0.91)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	29,020,645	27,467,440	26,406,312	25,198,546	21,242,313

(1)       Includes non-cash stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$1,757	$1,078	$699	$419	$192
Research and development	9,645	5,209	3,052	1,954	1,198
Sales and marketing	16,081	8,542	6,104	3,041	2,478
General and administrative	7,478	5,006	3,083	2,380	796
Total	$34,961	$19,835	$12,938	$7,794	$4,664

(2)
Basic and diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. For additional information, see Note 2.s to our consolidated financial statements included elsewhere in this Annual Report.

	As of December 31,
	2018	2017	2016	2015	2014
		(as adjusted)	(as adjusted)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and short-term deposits	$158,915	$136,557	$113,808	$106,344	$111,695
Working capital	112,750	109,918	91,734	85,086	99,316
Total assets	284,978	245,638	193,173	165,144	156,847
Deferred revenues, current and long-term	94,216	80,101	59,241	48,771	37,217
Total stockholders’ equity	125,370	114,642	95,955	83,587	95,026

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Varonis Data Security Platform, built on patented technology, allows enterprises to protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our products efficiently sustain a secure state with automation and addresses additional important use cases including data protection, governance, compliance, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

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

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We updated our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets, unusual activity from personal devices and more. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the GDPR and expanded our offerings that can help enterprises meet compliance and regulation requirements.

In 2018, we introduced Varonis Edge to extend our proactive security approach, enabling customers to spot signs of attack at the perimeter by analyzing telemetry from DNS, VPN and Web Proxies. We introduced Data Classification Labels, part of the Data Classification Engine family, to integrate with Microsoft Information Protection (MIP) and enable customers to better classify, track and secure files across enterprise data stores. We enhanced DatAnswers to address additional compliance requirements from new data privacy laws and standards. We added classification categories to the Data Classification Engine, to better identify and analyze regulated data like GDPR, PII, PCI and PHI. We updated the DataPrivilege UI for improved usability and added classification categories making it easier to see who can access regulated data. We updated our web UI and introduced new features to DatAlert, including new threat models to combat cyberattacks, support for more data stores and optimizations to make DatAlert faster and more intuitive for security investigations.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, and, as of December 31, 2018, approximately 73% of our customers had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of December 31, 2018, approximately 40% of our customers had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the years ended December 31, 2018, 2017 and 2016 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of December 31, 2018, we had approximately 6,600 customers, spanning leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, media and entertainment, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time. The average spending per customer for each of the years ended December 31, 2018, 2017 and 2016 was approximately $91,000, $83,000 and $65,000, respectively.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the year ended December 31, 2018, approximately 62% of our revenues were derived from North America, while EMEA accounted for approximately 35% of our revenues and Rest of World (“ROW”) accounted for approximately 3% of our revenues. Growth in North America was 18% and 20%, respectively, for the three months and year ended December 31, 2018 as compared to the comparable periods in the prior year. In EMEA, growth for the three months and year ended December 31, 2018 was 22% and 36%, respectively, as compared to the comparable periods in the prior year. We expect both continued sales growth in North America and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. License revenues consist of the revenues recognized from sales of licenses to new customers and additional licenses to existing customers and include perpetual and subscription licensing arrangements. While historically fees from subscription licenses comprised an insignificant amount of our revenues, we expect that over the next several years revenues from subscription licenses will become a more significant portion of our total revenues as we transition to a more subscription-based business model. As a result, we expect license revenues to comprise a larger proportion of our total revenues in the future, resulting in revenues that are more recurring and predictable.

Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. As of December 31, 2018, 2017 and 2016, 100.0%, 99.6% and 99.6% of our customers, respectively, had purchased DatAdvantage; 50.4%, 47.3% and 40.6% of our customers, respectively, had purchased DatAlert; 49.3%, 43.8% and 37.7% of our customers, respectively, had purchased Data Classification Engine; 15.4%, 16.0% and 17.2% of our customers, respectively, had purchased DataPrivilege; and 7.7%, 6.7% and 5.9% of our customers, respectively, had purchased Data Transport Engine. As of December 31, 2018, 2017 and 2016, 27.0%, 30.2% and 34.5% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. Licenses sales accounted for 54.6%, 55.9% and 56.2% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

We have achieved significant growth and scale in recent periods utilizing our business model. For the years ended December 31, 2018, 2017 and 2016, our revenues were $270.3 million, $215.4 million, and $165.9 million, respectively, representing year-over-year growth of 25% and 30%. For the years ended December 31, 2018, 2017 and 2016, we had operating losses of $29.1 million, $13.4 million and $12.0 million and net losses of $28.6 million, $13.8 million and $14.2 million, respectively.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

License Revenues. License revenues reflect the revenues recognized from sales of software licenses to new customers and sales of additional licenses to existing customers who can purchase additional users for existing licenses or purchase new licenses. Substantially all of our license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred. Customers may also purchase subscription license agreements which are sold on premises and provide customers with the same functionality and differ in the duration over which the customer benefits from the software. We expect revenues from subscription licenses to become a larger percentage of our total license revenues. Due to the shifts in the mix of perpetual and subscription licenses, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new customers and increasing revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new and existing customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the years ended December 31, 2018, 2017 and 2016 has been over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	54.6%	55.9%	56.2%
Maintenance and services	45.4%	44.1%	43.8%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of December 31, 2018, we had approximately 6,600 customers across a broad array of company sizes and industries located in 80 countries.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Brexit, as well as other member countries public discussions about the possibility of withdrawing from the EU, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets including loss carryforwards; however, we have recorded net deferred tax assets of $0.1 million as of December 31, 2018 for certain foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

Our Israeli subsidiary currently qualifies as a “Beneficiary Enterprise” which, upon fulfillment of certain conditions, allows it to qualify for a reduced tax rate based on the beneficiary program guidelines.

In addition, we are subject to the continuous examinations of our income tax returns by the tax authorities in each jurisdiction in which we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

On December 22, 2017, the TCJA was signed into law making significant changes to the Code. These changes include, but are not limited to:

•	A corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017;

•	A one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 (the “Deemed Repatriation Transition Tax”);

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

We have completed the analysis of the accounting treatment related to the tax effects of the TCJA in our year end income tax provision in accordance with our understanding of the TCJA and guidance available as of the date of this filing. As a result:

•	As of December 31, 2018, we have concluded our accounting related to the Deemed Repatriation Transition Tax and did not make any related measurement-period adjustments.

•	Due to the aggregated net tested loss of our foreign subsidiaries, we should not be subject to GILTI tax for 2018.

•	For 2018, we should not be subject to any tax on account of BEAT.

•	Due to the NOLs generated during 2018, we will not benefit from the reduced tax rate of 13.125% on our foreign derived intangible income.
We recognize that the Internal Revenue Service (the "IRS"), the Financial Accounting Standards Board and the SEC are continuing to publish and finalize ongoing guidance with respect to the TCJA which may modify accounting interpretations of the TCJA. As such, we will account for these impacts in the period in which any changes are enacted.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
	(in thousands)
Statement of Operations Data:
Revenues:
Licenses	$147,613	$120,341	$93,243
Maintenance and services	122,675	95,049	72,620
Total revenues	270,288	215,390	165,863
Cost of revenues	27,683	20,714	15,737
Gross profit	242,605	194,676	150,126
Operating costs and expenses:
Research and development	69,971	47,369	36,660
Sales and marketing	168,309	133,925	105,639
General and administrative	33,460	26,801	19,822
Total operating expenses	271,740	208,095	162,121
Operating loss	(29,135)	(13,419)	(11,995)
Financial income (expenses), net	970	2,362	(885)
Loss before income taxes	(28,165)	(11,057)	(12,880)
Income taxes	(413)	(2,787)	(1,313)
Net loss	$(28,578)	$(13,844)	$(14,193)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Licenses	54.6%	55.9%	56.2%
Maintenance and services	45.4	44.1	43.8
Total revenues	100.0	100.0	100.0
Cost of revenues	10.2	9.6	9.5
Gross profit	89.8	90.4	90.5
Operating costs and expenses:
Research and development	25.9	22.0	22.1
Sales and marketing	62.3	62.2	63.7
General and administrative	12.4	12.4	11.9
Total operating expenses	100.6	96.6	97.7
Operating loss	(10.8)	(6.2)	(7.2)
Financial income (expenses), net	0.4	1.1	(0.6)
Loss before income taxes	(10.4)	(5.1)	(7.8)
Income taxes	(0.2)	(1.3)	(0.8)
Net loss	(10.6)%	(6.4)%	(8.6)%

Comparison of Years Ended December 31, 2018 and 2017

Revenues

	Year Ended December 31,
	2018	2017	% Change
	(in thousands)
Revenues:
Licenses	$147,613	$120,341	22.7%
Maintenance and services	122,675	95,049	29.1%
Total revenues	$270,288	$215,390	25.5%

	Year Ended December 31,
	2018	2017
	(as a percentage of total revenues)
Revenues:
Licenses	54.6%	55.9%
Maintenance and services	45.4%	44.1%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our services and products from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to existing customers and larger aggregate sales to 873 new customers in 2018 compared to the aggregate sales to 961 new customers in 2017. As of December 31, 2018 and 2017, we had approximately 6,600 and approximately 5,850 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2018 and 2017, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2018, 50% was attributable to revenues from new customers, and 50% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2017, 54% was attributable to revenues from new customers, and 46% was attributable to revenues from existing customers. As of December 31, 2018 and 2017, 73% and 69% of our customers, respectively, had purchased two or more product families. As of December 31, 2018 and 2017, 40% and 36% of our customers, respectively, had purchased three or more product families.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2018	2017	% Change
	(in thousands)
Cost of revenues	$27,683	$20,714	33.6%

	Year Ended December 31,
	2018	2017
	(as a percentage of total revenues)
Total gross margin	89.8%	90.4%

The increase in cost of revenues was primarily related to an increase of $6.2 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our greater revenues and high renewal rate and a $0.6 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Year Ended December 31,
	2018	2017	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$69,971	$47,369	47.7%
Sales and marketing	168,309	133,925	25.7%
General and administrative	33,460	26,801	24.8%
Total operating expenses	$271,740	$208,095	30.6%

	Year Ended December 31,
	2018	2017
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	25.9%	22.0%
Sales and marketing	62.3%	62.2%
General and administrative	12.4%	12.4%
Total operating expenses	100.6%	96.6%

The increase in research and development expenses was primarily related to an increase of $18.4 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The remainder of the increase was attributable to a $4.0 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $26.1 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. The remainder of the increase was attributable to a $5.6 million increase in facilities and allocated overhead costs and a $1.0 million increase in marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $5.3 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business and an increase of $1.4 million in professional fees.

Financial Income, Net

	Year Ended December 31,
	2018	2017	% Change
	(in thousands)
Financial income, net	$970	$2,362	(58.9)%

Financial income, net for the year ended December 31, 2018 was primarily comprised of interest income partially offset by foreign currency losses compared to financial income, net for the year ended December 31, 2017 that was primarily comprised of foreign currency gains.

Income Taxes

	Year Ended December 31,
	2018	2017	% Change
	(in thousands)
Income taxes	$(413)	$(2,787)	(85.2)%

Income taxes for the years ended December 31, 2018 and 2017 were comprised primarily of foreign income taxes and state taxes.

Comparison of Years Ended December 31, 2017 and 2016

Revenues

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Revenues:
Licenses	$120,341	$93,243	29.1%
Maintenance and services	95,049	72,620	30.9%
Total revenues	$215,390	$165,863	29.9%

	Year Ended December 31,
	2017	2016
	(as a percentage of total revenues)
Revenues:
Licenses	55.9%	56.2%
Maintenance and services	44.1%	43.8%
Total revenues	100.0%	100.0%

Total revenue growth was achieved due to increased demand for our products and services from existing and new customers, mostly in the domestic market, as well as in international markets. The increase in license revenues was driven by sales to existing customers, larger aggregate sales to 961 new customers in 2017 compared to the aggregate sales to 1,024 new customers in 2016 and sales of new products. As of December 31, 2017 and 2016, we had approximately 5,850 and approximately 5,000 customers, respectively. Almost all of our license revenues was attributable to sales of perpetual licenses. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of 2017 and 2016, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2017, 54% was attributable to revenues from new customers, and 46% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2016, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. As of December 31, 2017 and 2016, 69% and 65% of our customers, respectively, had purchased two or more product families. As of December 31, 2017 and 2016, 36% and 29% of our customers, respectively, had purchased three or more product families.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Cost of revenues	$20,714	$15,737	31.6%

	Year Ended December 31,
	2017	2016
	(as a percentage of total revenues)
Total gross margin	90.4%	90.5%

The increase in cost of revenues was primarily related to an increase of $3.6 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our greater revenues and high renewal rate and a $0.9 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$47,369	$36,660	29.2%
Sales and marketing	133,925	105,639	26.8%
General and administrative	26,801	19,822	35.2%
Total operating expenses	$208,095	$162,121	28.4%

	Year Ended December 31,
	2017	2016
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	22.0%	22.1%
Sales and marketing	62.2%	63.7%
General and administrative	12.4%	11.9%
Total operating expenses	96.6%	97.7%

The increase in research and development expenses was primarily related to an increase of $8.7 million in salaries and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The remainder of the increase was attributable to a $1.6 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $23.6 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force, and commissions on increased customer orders. The remainder of the increase was attributable to a $3.3 million increase in facilities and allocated overhead costs and a $0.6 million increase in marketing related expenses.

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

Income Taxes

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Income taxes	$(2,787)	$(1,313)	(112.3)%

Income taxes for the years ended December 31, 2017 and 2016 were comprised primarily of foreign income taxes and state taxes.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2018. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Revenues:
Licenses	$53,275	$35,804	$33,460	$25,074	$45,939	$29,000	$27,310	$18,092
Maintenance and services	34,243	31,248	28,730	28,454	27,062	24,365	22,121	21,501
Total revenues	87,518	67,052	62,190	53,528	73,001	53,365	49,431	39,593
Cost of revenues (1)	7,749	7,052	6,440	6,442	5,717	5,423	4,881	4,693
Gross profit	79,769	60,000	55,750	47,086	67,284	47,942	44,550	34,900
Operating costs and expenses:
Research and development (1)	19,445	17,267	17,717	15,542	13,559	11,903	11,498	10,409
Sales and marketing (1)	46,196	40,792	41,349	39,972	37,973	32,458	32,580	30,914
General and administrative (1)	9,628	8,774	7,989	7,069	8,005	6,708	6,579	5,509
Total operating expenses	75,269	66,833	67,055	62,583	59,537	51,069	50,657	46,832
Operating income (loss)	4,500	(6,833)	(11,305)	(15,497)	7,747	(3,127)	(6,107)	(11,932)
Financial income (expenses), net	704	99	(811)	978	321	622	950	469
Income (loss) before income taxes	5,204	(6,734)	(12,116)	(14,519)	8,068	(2,505)	(5,157)	(11,463)
Benefit (provision) for income taxes	1,264	(583)	(567)	(527)	(1,248)	(759)	(580)	(200)
Net income (loss)	$6,468	$(7,317)	$(12,683)	$(15,046)	$6,820	$(3,264)	$(5,737)	$(11,663)

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
	(as a percentage of total revenues)
Revenues:
Licenses	60.9%	53.4%	53.8%	46.8%	62.9%	54.3%	55.2%	45.7%
Maintenance and services	39.1	46.6	46.2	53.2	37.1	45.7	44.8	54.3
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	8.9	10.5	10.4	12.0	7.8	10.2	9.9	11.9
Gross profit	91.1	89.5	89.6	88.0	92.2	89.8	90.1	88.1
Operating costs and expenses:
Research and development	22.2	25.8	28.5	29.1	18.6	22.3	23.3	26.3
Sales and marketing	52.8	60.8	66.5	74.7	52.0	60.8	65.9	78.0
General and administrative	11.0	13.1	12.8	13.2	11.0	12.6	13.3	13.9
Total operating expenses	86.0	99.7	107.8	117.0	81.6	95.7	102.5	118.2
Operating income (loss)	5.1	(10.2)	(18.2)	(29.0)	10.6	(5.9)	(12.4)	(30.1)
Financial income (expenses), net	0.8	0.2	(1.3)	1.9	0.5	1.2	2.0	1.1
Income (loss) before income taxes	5.9	(10.0)	(19.5)	(27.1)	11.1	(4.7)	(10.4)	(29.0)
Benefit (provision) for income taxes	1.5	(0.9)	(0.9)	(1.0)	(1.8)	(1.4)	(1.2)	(0.5)
Net income (loss)	7.4%	(10.9)%	(20.4)%	(28.1)%	9.3%	(6.1)%	(11.6)%	(29.5)%

(1)	Includes non-cash stock-based compensation expense and payroll tax expense related to stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Cost of revenues	$457	$470	$468	$362	$295	$283	$273	$227
Research and development	2,465	2,097	2,978	2,105	1,404	1,374	1,301	1,130
Sales and marketing	5,732	3,600	3,648	3,101	2,265	1,856	2,362	2,059
General and administrative	2,133	2,232	1,754	1,359	1,426	1,269	1,323	988
Total non-cash stock-based compensation expense related to employees and consultants	$10,787	$8,399	$8,848	$6,927	$5,390	$4,782	$5,259	$4,404

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Cost of revenues	$7	$11	$78	$267	$21	$25	$12	$33
Research and development	17	16	111	36	12	27	13	15
Sales and marketing	214	394	1,057	1,470	243	213	166	319
General and administrative	6	9	187	95	8	8	8	35
Total payroll tax expense related to stock-based compensation	$244	$430	$1,433	$1,868	$284	$273	$199	$402

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

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$23,545	$16,351	$7,347
Net cash used in investing activities	(40,188)	(20,001)	(12,324)
Net cash provided by financing activities	8,114	12,083	4,072
Increase (decrease) in cash, cash equivalents and restricted cash	$(8,529)	$8,433	$(905)

On December 31, 2018, our cash and cash equivalents, marketable securities and short-term deposits of $158.9 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2019 to support the growth in our business and operations mainly with leasehold improvements in our North Carolina and Israel offices. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For 2018, cash inflows from our operating activities were $23.5 million, compared to cash inflows of $16.4 million for the prior year. Our $28.6 million net loss, including non-cash charges of $52.3 million, was driven primarily by increased headcount of our sales force and research and development personnel. Net loss was further offset by changes in our working capital, including a $14.1 million increase in deferred revenues, a $9.9 million increase in accrued expenses and other short term liabilities and a $2.0 million increase in accounts payable due to timing of payments. This was partially offset by a $17.2 million increase in prepaid expenses and other current assets (including deferred commissions), an increase of $7.6 million in accounts receivable and a decrease of $1.0 million in other long term liabilities. This increase in working capital was impacted by the increased sales for the year ended December 31, 2018 and consistent with the seasonal pattern discussed above. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2018 was 74 and 66 days, respectively.

For 2017, cash inflows from our operating activities were $16.4 million, compared to cash inflows of $7.3 million for the prior year. Our $13.8 million net loss, including non-cash charges of $35.7 million, was driven primarily by increased headcount of our sales force and research and development personnel. Net loss was further offset by changes in our working capital, including an $20.9 million increase in deferred revenues and a $14.5 million increase in accrued expenses and other short term liabilities which were partially offset by a $21.7 million increase in accounts receivable. This increase in working capital was impacted by the increased sales for the year ended December 31, 2017 and consistent with the seasonal pattern discussed above. Other changes in our working capital included an increase of $18.1 million in prepaid expenses and other current assets (including deferred commissions), a decrease of $0.7 million in accounts payable due to timing of payments and a decrease of $0.4 million in other long term liabilities. Our DSO for the three months and year ended December 31, 2017 was 77 and 72 days, respectively.

For 2016, cash inflows from our operating activities were $7.3 million, compared to cash outflows of $2.7 million for the prior year. Our $14.2 million net loss, including non-cash charges of $24.6 million, was driven primarily by increased headcount of our sales force and research and development personnel. Net loss was further offset by changes in our working capital, including a $11.9 million increase in deferred revenues and a $5.3 million increase in accrued expenses and other short term liabilities which were partially offset by a decrease of $12.8 million in prepaid expenses and other current assets (including deferred commissions) and a $6.4 million increase in accounts receivable. This increase in working capital was impacted by the increased sales for the year ended December 31, 2016 and consistent with the seasonal pattern discussed above. Other changes in our working capital included a decrease of $1.3 million in accounts payable due to timing of payments. Our DSO for the three months and year ended December 31, 2016 was 76 and 74 days, respectively.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sales and purchases of short-term deposits and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2018, net cash used in investing activities of $40.2 million was attributable to an increase of $30.3 million in short-term deposits and capital expenditures of $9.6 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2017, net cash used in investing activities of $20.0 million was attributable to an increase of $14.4 million in short-term deposits and capital expenditures of $5.3 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

During 2016, net cash used in investing activities of $12.3 million was attributable to an increase of $8.4 million in short-term deposits and capital expenditures of $3.8 million to support our growth during the period including hardware, software, office equipment and leasehold improvements.

Financing Activities

In 2018, 2017 and 2016, net cash provided by financing activities of $8.1 million, $12.1 million and $4.1 million, respectively, was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA, which we have extended a number of times. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of December 31, 2018, that rate amounted to 5.55%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2018, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2018 for the upcoming years were as follows:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
					(in thousands)
Operating lease obligations	$7,174	$9,086	$8,865	$8,876	$8,690	$37,507	$80,198

We have obligations related to unrecognized tax benefit liabilities totaling $1.4 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

Revenue Recognition:

We generate revenues in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees and subscription license fees which provide customers with the same functionality and differ in the duration over which the customer benefits from the software. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services. These services focus on both operationalizing the software and training our customers to fully leverage the use of our products although customers can benefit from the software without our assistance. We sell our products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the invoice date.

We recognize revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers”. As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenues when (or as) we satisfy a performance obligation.

Software license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred.

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

We enter into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.  The license is distinct upon delivery as the customer can derive the economic benefit of the software without any professional services, updates or technical support. We allocate the transaction price to each performance obligation based on our relative standalone selling price out of the total consideration of the contract. For maintenance, we determine the standalone selling prices based on the price at which we separately sell a renewal contract. For professional services, we determine the standalone selling prices based on the price at which we separately sell those services. For software licenses, we use the residual approach to determine the standalone selling prices due to the lack of history of selling software license on a standalone basis.

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $73.2 million for the year ended December 31, 2018.

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2018, 2017 and 2016, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to Note 11 to our consolidated financial statements.

Contract Costs:

We pay sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on our technology, customer contracts and other factors, we have determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight line basis over the related contractual renewal period. Amortization expenses related to these costs are mostly included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improves guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. We adopted this standard effective January 1, 2018 using the full retrospective method which requires each prior reporting period presented to be recast in future issuances of our financial statements. In preparation for adoption of the standard, we implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including our assessment of the impact.

The most significant impact of the new standard relates to the way we account for subscription agreements and commission expense. Specifically, under the new revenue standard, we recognize subscription license revenues upfront and the associated maintenance revenues over the contract period. Subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. We have also considered the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs” under the new standard. Under ASC 340-40, we are required to capitalize and amortize certain incremental costs of obtaining a contract such as the maintenance portion of sales commissions over the life of the maintenance period.

Adoption of the standard resulted in a reduction of revenues of $2.0 million for the year ended December 31, 2017 and recognition of additional revenues of $1.4 million for the year ended December 31, 2016, primarily due to the net change in subscription license revenue recognition. In addition, as of December 31, 2017, adoption of the standard resulted in an increase in deferred commission of $13.5 million, a decrease in short-term deferred revenues of $0.4 million, a decrease in long-term deferred revenues of $0.4 million and an increase of $1.2 million in deferred tax liabilities. This is the result of the capitalization of sales commission costs and the upfront recognition of license revenues from subscription licenses. The cumulative impact to our accumulated deficit as of January 1, 2016 is a reduction of $9.7 million.

Adoption of the standard related to revenue recognition had no impact to cash from or used in operating, financing or investing activities on our consolidated statements of cash flows.

Select recast financial statement information, which reflects the preliminary effect of the adoption of this standard, is set forth below.

	Year ended December 31, 2017
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
License revenues	$123,610	$(3,269)	$120,341
Maintenance and service revenues	93,754	1,295	95,049
Total revenues	217,364	(1,974)	215,390
Cost of revenues	20,873	(159)	20,714
Gross profit	196,491	(1,815)	194,676
Operating costs and expenses:
Research and development	47,369	—	47,369
Sales and marketing	135,896	(1,971)	133,925
General and administrative	26,823	(22)	26,801
Total operating expenses	210,088	(1,993)	208,095
Operating loss	(13,597)	178	(13,419)
Financial income, net	2,362	—	2,362
Loss before income taxes	(11,235)	178	(11,057)
Income taxes	(2,459)	(328)	(2,787)
Net loss	$(13,694)	$(150)	$(13,844)

	Year ended December 31, 2016
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
License revenues	$92,873	$370	$93,243
Maintenance and service revenues	71,583	1,037	72,620
Total revenues	164,456	1,407	165,863
Cost of revenues	15,843	(106)	15,737
Gross profit	148,613	1,513	150,126
Operating costs and expenses:
Research and development	36,660	—	36,660
Sales and marketing	107,825	(2,186)	105,639
General and administrative	19,822	—	19,822
Total operating expenses	164,307	(2,186)	162,121
Operating loss	(15,694)	3,699	(11,995)
Financial expenses, net	(885)	—	(885)
Loss before income taxes	(16,579)	3,699	(12,880)
Income taxes	(1,131)	(182)	(1,313)
Net loss	$(17,710)	$3,517	$(14,193)

	December 31, 2017 Balance Sheet Data
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Prepaid expenses and other current assets	$7,130	$7,216	$14,346
Long-term assets:
Other assets	$973	$6,270	$7,243

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenues	$73,891	$(398)	$73,493
Long-term liabilities:
Deferred revenues	$7,034	$(426)	$6,608
Other liabilities	$6,561	$1,246	$7,807
Stockholders’ equity:
Accumulated deficit	$(122,454)	$13,064	$(109,390)

	Statement of Cash Flows Year Ended December 31, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(13,694)	$(150)	$(13,844)
Amortization of deferred commissions	$—	$12,591	$12,591
Deferred commissions	$—	$(14,742)	$(14,742)
Deferred revenues	$18,885	$1,975	$20,860
Other long term liabilities	$(731)	$326	$(405)
Net cash provided by operating activities	$16,351	$—	$16,351

	Statement of Cash Flows Year Ended December 31, 2016
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(17,710)	$3,517	$(14,193)
Amortization of deferred commissions	$—	$9,525	$9,525
Deferred commissions	$—	$(11,817)	$(11,817)
Deferred revenues	$13,269	$(1,409)	$11,860
Other long term liabilities	$147	$184	$331
Net cash provided by operating activities	$7,347	$—	$7,347

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. We adopted this standard effective December 31, 2017 using the retrospective transition method, as required by the new standard. The adoption of this standard had an immaterial impact on our consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$48,707	$56,689	$48,315
Long term restricted cash included in other assets	—	547	488
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$48,707	$57,236	$48,803

Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into our measurement of our deferred tax expense. We have made an accounting policy election to treat GILTI as a component of current income tax expense.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset ("ROU") and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and we have adopted the standard on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The standard provides a number of optional practical expedients in transition. We are electing the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. To adopt this new standard, we have implemented changes to our existing systems and processes in conjunction with a review of existing vendor agreements. We expect adoption of the standard to have a material impact on our consolidated balance sheets which will result in the recognition of ROU assets and lease liabilities of approximately $60 million to $70 million at January 1, 2019. The most significant impact from recognition of ROU assets and lease liabilities relates to our office space. However, we do not anticipate that the adoption of this standard will have a material impact on the operating expenses in our consolidated statements of operations since the expense recognition under this new standard will be similar to current practice. Our financial income (expenses), net will be impacted by the revaluation of the lease liabilities in non-USD denominated currencies.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for the interim and annual periods beginning after December 15, 2018. We expect to adopt this standard effective January 1, 2019 and do not expect it to have a material effect on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately 30% of our revenues for the years ended December 31, 2018 and 2017 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling and Canadian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within 12 months. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We also enter into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short term periods to protect the fair value of the monetary assets from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes which impacts financial income (expenses), net. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $158.9 million as of December 31, 2018. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of December 31, 2018, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. (the "Company") as of December 31, 2018 and 2017 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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
February 12, 2019

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO Criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes of the Company, and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 12, 2019

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2018	2017
		(as adjusted, see Note 2)
Assets
Current assets:
Cash and cash equivalents	$48,707	$56,689
Marketable securities	39,770	39,731
Short-term deposits	70,438	40,137
Trade receivables (net of allowance for doubtful accounts of $483 and $433 at December 31, 2018 and December 31, 2017, respectively)	83,223	75,596
Prepaid expenses and other current assets	16,952	14,346
Total current assets	259,090	226,499
Long-term assets:
Other assets	8,565	7,243
Property and equipment, net	17,323	11,896
Total long-term assets	25,888	19,139
Total assets	$284,978	$245,638

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
		(as adjusted, see Note 2)
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,620	$635
Accrued expenses and other short term liabilities	55,991	42,453
Deferred revenues	87,729	73,493
Total current liabilities	146,340	116,581

Long-term liabilities:
Deferred revenues	6,487	6,608
Other liabilities	6,781	7,807
Total long-term liabilities	13,268	14,415

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2018 and 2017; Issued and outstanding: 29,576,880 shares at December 31, 2018 and 28,146,162 shares at December 31, 2017	30	28
Accumulated other comprehensive income (loss)	(3,633)	136
Additional paid-in capital	266,941	223,868
Accumulated deficit	(137,968)	(109,390)
Total stockholders’ equity	125,370	114,642
Total liabilities and stockholders’ equity	$284,978	$245,638

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2018	2017	2016
		(as adjusted, see Note 2)	(as adjusted, see Note 2)
Revenues:
Licenses	$147,613	$120,341	$93,243
Maintenance and services	122,675	95,049	72,620
Total revenues	270,288	215,390	165,863
Cost of revenues	27,683	20,714	15,737
Gross profit	242,605	194,676	150,126

Operating costs and expenses:
Research and development	69,971	47,369	36,660
Sales and marketing	168,309	133,925	105,639
General and administrative	33,460	26,801	19,822
Total operating expenses	271,740	208,095	162,121
Operating loss	(29,135)	(13,419)	(11,995)
Financial income (expenses), net	970	2,362	(885)
Loss before income taxes	(28,165)	(11,057)	(12,880)
Income taxes	(413)	(2,787)	(1,313)
Net loss	$(28,578)	$(13,844)	$(14,193)
Net loss per share of common stock, basic and diluted	$(0.98)	$(0.50)	$(0.54)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	29,020,645	27,467,440	26,406,312

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	2018	2017	2016
		(as adjusted, see Note 2)	(as adjusted, see Note 2)
Net loss	$(28,578)	$(13,844)	$(14,193)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	48	(27)	—
Gains on marketable securities reclassified into earnings, net of tax	(27)	—	—
	21	(27)	—

Unrealized income (loss) on derivative instruments, net of tax	(7,531)	3,291	184
Losses (gains) on derivative instruments reclassified into earnings, net of tax	3,741	(2,649)	(332)
	(3,790)	642	(148)
Total other comprehensive income (loss)	(3,769)	615	(148)

Comprehensive loss	$(32,347)	$(13,229)	$(14,341)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2016	26,069,154	26	172,326	(331)	(88,434)	83,587
Effect of adoption of ASU 2014-09	—	—	—	—	9,697	9,697
Stock-based compensation expense	—	—	12,938	—	—	12,938
Common stock issued under employee stock plans, net	752,608	1	4,071	—	—	4,072
Unrealized loss on derivative instruments	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(14,193)	(14,193)
Balance as of December 31, 2016	26,821,762	27	189,335	(479)	(92,930)	95,953

Effect of adoption of ASU 2016-09	—	—	2,616	—	(2,616)	—
Stock-based compensation expense	—	—	19,835	—	—	19,835
Common stock issued under employee stock plans, net	1,324,400	1	12,082	—	—	12,083
Unrealized gain on derivative instruments	—	—	—	642	—	642
Unrealized gains and losses on available for sale securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(13,844)	(13,844)
Balance as of December 31, 2017	28,146,162	$28	$223,868	$136	$(109,390)	$114,642

Stock-based compensation expense	—	—	34,961	—	—	34,961
Common stock issued under employee stock plans, net	1,430,718	2	8,112	—	—	8,114
Unrealized loss on derivative instruments	—	—	—	(3,790)	—	(3,790)
Unrealized gains and losses on available for sale securities	—	—	—	21	—	21
Net loss	—	—	—	—	(28,578)	(28,578)
Balance as of December 31, 2018	29,576,880	$30	$266,941	$(3,633)	$(137,968)	$125,370
___________________

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2018	2017	2016
		(as adjusted, see Note 2)	(as adjusted, see Note 2)
Cash flows from operating activities:
Net loss	$(28,578)	$(13,844)	$(14,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,156	3,328	2,180
Stock-based compensation	34,961	19,835	12,938
Amortization of deferred commissions	13,185	12,591	9,525
Capital gain from disposal of fixed assets	(27)	(20)	(2)
Changes in assets and liabilities:
Trade receivables	(7,627)	(21,735)	(6,425)
Prepaid expenses and other current assets	(1,932)	(3,317)	(1,028)
Deferred commissions	(15,308)	(14,742)	(11,817)
Other long term assets	(270)	—	—
Trade payables	1,985	(653)	(1,324)
Accrued expenses and other short term liabilities	9,910	14,453	5,302
Deferred revenues	14,115	20,860	11,860
Other long term liabilities	(1,025)	(405)	331
Net cash provided by operating activities	23,545	16,351	7,347

Cash flows from investing activities:
Decrease (increase) in short-term deposits	(30,280)	25,329	(8,390)
Increase in marketable securities	(39)	(39,731)	—
Increase in long-term deposits	(313)	(305)	(111)
Proceeds from sale of property and equipment	27	20	2
Purchase of property and equipment	(9,583)	(5,314)	(3,825)
Net cash used in investing activities	(40,188)	(20,001)	(12,324)

Cash flows from financing activities:
Proceeds from employee stock plans, net	8,114	12,083	4,072
Net cash provided by financing activities	8,114	12,083	4,072
Increase (decrease) in cash, cash equivalents and restricted cash	(8,529)	8,433	(905)
Cash, cash equivalents and restricted cash at beginning of period	57,236	48,803	49,708
Cash, cash equivalents and restricted cash at end of period	$48,707	$57,236	$48,803

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$710	$469	$246

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

VSI has nine wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited (“VIRE”) incorporated under the laws of Ireland on November 11, 2016; and Varonis Systems (Australia) Pty Ltd (“VAUS”) incorporated under the laws of Victoria, Australia on February 28, 2017; Varonis Systems (Netherlands) B.V. ("VNL") incorporated under the laws of the Netherlands on March 13, 2018; and Varonis U.S. Public Sector LLC ("VPS") incorporated under the laws of the State of Delaware on May 14, 2018.

The Company’s software products and services allow enterprises to manage, analyze and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property.  Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), DataPrivilege, Data Classification Engine (including GDPR Patterns and Data Classification Labels), Data Transport Engine and DatAnswers, the software platform allows enterprises to protect sensitive data from insider threats and cyberattacks, and realize the value of their enterprise data in ways that are not resource-intensive and easy to implement.

VSI and VPS market and sell products and services mainly in the United States. VSUK, VSG, VSF, VSC, VIRE, VAUS and VNL resell the Company’s products and services mainly in the UK, Germany, France, Canada, Ireland, Australia and the Netherlands and Belgium, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

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

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries, VSL, VSUK, VSG, VSF, VSC, VIRE, VAUS, VNL and VPS. All intercompany transactions and balances have been eliminated upon consolidation.

d.	Cash, Cash Equivalents, Marketable Securities and Short-Term Deposits:

The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments—Debt and Equity Securities”. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term deposits. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Cash equivalents, marketable securities and short-term deposits are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and short-term deposits consist of the following (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Money market funds	$2,594	$—	$—	$2,594
Total	$2,594	$—	$—	$2,594

Marketable securities
US Treasury securities	$39,776	*)	$(6)	$39,770
Total	$39,776	*)	$(6)	$39,770

Short-term deposits
Term bank deposits	$70,438	$—	$—	$70,438
Total	$70,438	$—	$—	$70,438
*) Represents an amount lower than $1.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value

Cash and cash equivalents
Money market funds	$6,870	$—	$—	$6,870
Total	$6,870	$—	$—	$6,870

Marketable securities
US Treasury securities	$39,758	*)	$(27)	$39,731
Total	$39,758	*)	$(27)	$39,731

Short-term deposits
Term bank deposits	$40,137	$—	$—	$40,137
Total	$40,137	$—	$—	$40,137
*) Represents an amount lower than $1.

All the US Treasury securities in short-term deposits have a stated effective maturity of less than 12 months as of December 31, 2018 and 2017.

The gross unrealized loss related to these short-term deposits was due primarily to changes in interest rates. The Company reviews its short-term deposits on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the year ended December 31, 2018 and 2017, the Company did not consider any of its investments to be other-than-temporarily impaired.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bore interest at rates ranging from 1.30% - 2.77% and 0.60%-1.35%, per annum, as of December 31, 2018 and 2017, respectively. There were no deposits in NIS as of December 31, 2018, and, as of December 31, 2017, the Company's deposits in NIS bore interest at a rate of 0.03% per annum. Short-term deposits are presented at cost which approximates market value due to their short maturities.

e.	Restricted Cash:

Restricted cash is primarily invested in certificates of deposit and is used mostly as security for the Company’s lease commitments.

The Company had no short-term restricted cash as of December 31, 2018 and 2017. The Company had no long-term restricted cash as of December 31, 2018 and $547 in long-term restricted cash as of December 31, 2017.

f.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

	%
Computer equipment		33
Office furniture and equipment	14	—	15
Leasehold improvements		Over the shorter of the expected lease term or estimated useful life

g.	Impairment of Long-Lived Assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2018, 2017 and 2016, no impairment losses have been recorded.

h.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

i.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. License fees include perpetual license fees and subscription license fees which provide customers with the same functionality and differ in the duration over which the customer benefits from the software. Maintenance and services primarily consist of fees for maintenance services (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both operationalizing the software and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company’s assistance. The Company sells its products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Software license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the period.

Revenues from professional services consist mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or once the service term has expired.

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.  The license is distinct upon delivery as the customer can derive the economic benefit of the software without any professional services, updates or technical support. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract. For maintenance, the Company determines the standalone selling prices based on the price at which the Company separately sells a renewal contract. For professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells those services. For software licenses, the Company uses the residual approach to determine the standalone selling prices due to the lack of history of selling software license on a standalone basis.

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $73,176 for the year ended December 31, 2018.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2018, 2017 and 2016, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to Note 11 below.

j.	Contract Costs:

The Company pays sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by its employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on its technology, customer contracts and other factors, the Company has determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight line basis over the related contractual renewal period. Amortization expenses related to these costs are mostly included in sales and marketing expenses in the accompanying consolidated statements of operations.

k.	Cost of Revenues:

Cost of revenues consists of the cost of maintenance and services, resulting from costs associated with support, and professional services.

l.	Accounting for Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation”. ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an OPM. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

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

The fair value of options granted to employees and non-employee directors is estimated at the date of grant using the following weighted average assumptions:

For the years ended December 31, 2018 and 2017, there were no stock options granted. For the year ended December 31, 2016, dividend yield was 0%, expected volatility was 62.1%, risk-free interest was 1.42% and expected life was 6.25.

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

The non-cash compensation expenses related to employees and consultants for the years ended December 31, 2018, 2017 and 2016 amounted to $34,961, $19,835 and $12,938, respectively.

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

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Approximately $7,131 of federal net operating losses and $718 of state net operating losses, neither of which was included in the deferred tax assets recognized in the statement of financial position as of December 31, 2017, have been attributed to tax deduction for stock-based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets will be recognized on a modified, retrospective basis as of the start of the year in which the ASU 2016-09 is adopted; in this case as of January 1, 2017. The U.S. federal and state net operating losses and credits that were recognized as of January 1, 2017 have been offset by a valuation allowance.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. The Company does not enter into derivative financial instruments for trading purposes. In addition, the Company enters into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of		Assets as of
	December 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Exchange Forward Contract Derivatives in cash flow hedging relationships—included in other current assets and accrued expenses and other short term liabilities	$75,153	$(3,628)	$1,746	$163
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short term liabilities	$29,162	$(18)	$—	$—

For the years ended December 31, 2018 and 2017, the consolidated statements of operations reflect a loss of approximately $3,741 and a gain of $2,649, respectively, related to the effective portion of foreign currency forward contracts. Any ineffective portion of the cash flow hedges is recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized in financial income (expenses), net for the years ended December 31, 2018 and 2017.

For the year ended December 31, 2018, the consolidated statements of operations reflect a gain of approximately $98 in financial income (expenses), net, related to the Fair Value Hedging Program. The Company did not enter into any transactions related to the Fair Value Hedging Program for year ended December 31, 2017.

p.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and trade receivables.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in the United Kingdom, France, Germany, Israel, Canada, Ireland, Australia and the Netherlands. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution.

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

VIRE makes available to its employees a pension plan whereby participants in the plan may elect to defer a portion of their earnings. VIRE matches 100% of each participant’s contributions up to a maximum of 3% and 50% of the participant's contributions on contributions between 3% and 5% of the participant’s net pay.

Total expenses related to retirement and severance pay amounted to $6,765, $4,801 and $3,775 for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of severance payable included in other liabilities as of December 31, 2018 and 2017 is $2,391 and $1,781, respectively.

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

The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

s.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,173,188 and 3,505,729 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of December 31, 2018 and 2017, respectively.

t.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2018 and 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

u.	Basis of Presentation:

Certain amounts in prior years' financial statements have been recast and reclassified to conform to the current year's presentation.

v.	Recently Adopted Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The new standards provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and US GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new standard results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improves guidance for multiple-element arrangements. ASU 2014-09 was initially scheduled to be effective for annual and interim reporting periods beginning after December 15, 2016 and may be adopted either on a full retrospective or modified retrospective approach. However, on July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09. The revised effective date is for annual reporting periods beginning after December 15, 2017 and interim periods thereafter, with an early adoption permitted as of the original effective date. The Company adopted this standard effective January 1, 2018 using the full retrospective method which requires each prior reporting period presented to be recast in future issuances of the Company’s financial statements. In preparation for adoption of the standard, the Company implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including the assessment of the impact.

The most significant impact of the new standard relates to the way the Company accounts for subscription agreements and commission expense. Specifically, under the new revenue standard, it recognizes subscription license revenues upfront and the associated maintenance revenues over the contract period. Subscription arrangements include maintenance as part of the subscription service and are not priced or reported separately. The Company has also considered the impact of the guidance in ASC 340-40, “Other Assets and Deferred Costs” under the new standard. Under ASC 340-40, its required to capitalize and amortize certain incremental costs of obtaining a contract such as the maintenance portion of sales commissions over the life of the maintenance period.

Adoption of the standard resulted in a reduction of revenues of $1,974 for the year ended December 31, 2017 and recognition of additional revenues of $1,407 for the year ended December 31, 2016, primarily due to the net change in subscription license revenue recognition. In addition, as of December 31, 2017, adoption of the standard resulted in an increase in deferred commission of $13,486, a decrease in short-term deferred revenues of $398, a decrease in long-term deferred revenues of $426 and an increase of $1,246 in deferred tax liabilities. This is the result of the capitalization of sales commission costs and the upfront recognition of license revenues from subscription licenses. The cumulative impact to the Company’s accumulated deficit as of January 1, 2016 is a reduction of $9,697.

Adoption of the standard related to revenue recognition had no impact to cash from or used in operating, financing or investing activities on the Company’s consolidated statements of cash flows.

Select recast financial statement information, which reflects the effect of the adoption of this standard, is set forth below.

	Year ended December 31, 2017
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
License revenues	$123,610	$(3,269)	$120,341
Maintenance and service revenues	93,754	1,295	95,049
Total revenues	217,364	(1,974)	215,390
Cost of revenues	20,873	(159)	20,714
Gross profit	196,491	(1,815)	194,676
Operating costs and expenses:
Research and development	47,369	—	47,369
Sales and marketing	135,896	(1,971)	133,925
General and administrative	26,823	(22)	26,801
Total operating expenses	210,088	(1,993)	208,095
Operating loss	(13,597)	178	(13,419)
Financial income, net	2,362	—	2,362
Loss before income taxes	(11,235)	178	(11,057)
Income taxes	(2,459)	(328)	(2,787)
Net loss	$(13,694)	$(150)	$(13,844)

	Year ended December 31, 2016
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
License revenues	$92,873	$370	$93,243
Maintenance and service revenues	71,583	1,037	72,620
Total revenues	164,456	1,407	165,863
Cost of revenues	15,843	(106)	15,737
Gross profit	148,613	1,513	150,126
Operating costs and expenses:
Research and development	36,660	—	36,660
Sales and marketing	107,825	(2,186)	105,639
General and administrative	19,822	—	19,822
Total operating expenses	164,307	(2,186)	162,121
Operating loss	(15,694)	3,699	(11,995)
Financial expenses, net	(885)	—	(885)
Loss before income taxes	(16,579)	3,699	(12,880)
Income taxes	(1,131)	(182)	(1,313)
Net loss	$(17,710)	$3,517	$(14,193)

	December 31, 2017 Balance Sheet Data
	As Reported	Adjustments	As Adjusted
Assets
Current assets:
Prepaid expenses and other current assets	$7,130	$7,216	$14,346
Long-term assets:
Other assets	$973	$6,270	$7,243

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenues	$73,891	$(398)	$73,493
Long-term liabilities:
Deferred revenues	$7,034	$(426)	$6,608
Other liabilities	$6,561	$1,246	$7,807
Stockholders’ equity:
Accumulated deficit	$(122,454)	$13,064	$(109,390)

	Statement of Cash Flows Year Ended December 31, 2017
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(13,694)	$(150)	$(13,844)
Amortization of deferred commissions	$—	$12,591	$12,591
Deferred commissions	$—	$(14,742)	$(14,742)
Deferred revenues	$18,885	$1,975	$20,860
Other long term liabilities	$(731)	$326	$(405)
Net cash provided by operating activities	$16,351	$—	$16,351

	Statement of Cash Flows Year Ended December 31, 2016
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(17,710)	$3,517	$(14,193)
Amortization of deferred commissions	$—	$9,525	$9,525
Deferred commissions	$—	$(11,817)	$(11,817)
Deferred revenues	$13,269	$(1,409)	$11,860
Other long term liabilities	$147	$184	$331
Net cash provided by operating activities	$7,347	$—	$7,347

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

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$48,707	$56,689	$48,315
Long term restricted cash included in other assets	—	547	488
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$48,707	$57,236	$48,803

Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into the Company’s measurement of its deferred tax expense. The Company has made an accounting policy election to treat GILTI as a component of current income tax expense.

w.	Recently Issued Accounting Pronouncements Not Yet Adopted:

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and the Company has adopted the standard on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  The standard provides a number of optional practical expedients in transition. The Company is electing the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. To adopt this new standard, the Company has implemented changes to its existing systems and processes in conjunction with a review of existing vendor agreements. The Company expects adoption of the standard to have a material impact on its consolidated balance sheets which will result in the recognition of ROU assets and lease liabilities of approximately $60,000 to $70,000 at January 1, 2019. The most significant impact from recognition of ROU assets and lease liabilities relates to its office space. However, the Company does not anticipate that the adoption of this standard will have a material impact on the operating expenses in its consolidated statements of operations since the expense recognition under this new standard will be similar to current practice. The Company's financial income (expenses), net will be impacted by the revaluation of the lease liabilities in non-USD denominated currencies.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for the interim and annual periods beginning after December 15, 2018. The Company expects to adopt this standard effective January 1, 2019 and does not expect it to have a material effect on its consolidated financial statements.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2018	2017
Deferred commission	$8,055	$7,216
Prepaid expenses	6,857	6,044
Government institutions & other receivables	1,874	542
Foreign currency forward contracts derivatives	—	163
Short-term deposits & other	166	381
	$16,952	$14,346

NOTE 4:- PROPERTY AND EQUIPMENT, NET

	December 31,
	2018	2017
Cost:
Computer equipment	$12,848	$8,473
Office furniture and equipment	3,193	2,263
Leasehold improvements	12,814	9,163
	28,855	19,899
Accumulated depreciation	11,532	8,003
Property and equipment, net	$17,323	$11,896

Depreciation expenses for the years ended December 31, 2018, 2017 and 2016 were $4,156, $3,328 and $2,180, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT TERM LIABILITIES

	December 31,
	2018	2017
Employees	$20,111	$17,748
Accrued expenses	12,725	9,507
Government authorities and other	18,196	14,006
Foreign exchange forward contract derivatives	3,646	—
Other short term liabilities	1,313	1,192
	$55,991	$42,453

NOTE 6:- COMMITMENTS AND CONTINGENT LIABILITIES

a.	Liens:

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space.

b.	Lease Commitments:

The Company rents its facilities in all locations under operating leases with lease periods expiring from 2019-2030. The lease agreements of VSL include extension options. VSL leases cars for its employees under operating lease agreements expiring at various dates from 2019-2021.

Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2018 for the upcoming years were as follows:

Payments Due By Period
2019	$7,174
2020	9,086
2021	8,865
2022	8,876
2023	8,690
Thereafter	37,507
$80,198

Total rent expenses for the years ended December 31, 2018, 2017 and 2016 were $6,570, $4,075 and $3,258, respectively.

For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis from the date of possession of the property to the end of the initial lease term. The Company records any differences between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate. Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date of possession of the property through the end of the initial lease term. The Company records the unamortized portion of tenant allowances as a part of deferred rent, in current liabilities or other long-term liabilities, as appropriate. As of December 31, 2018 and 2017, deferred rent included $1,313 and $941, respectively, in current liabilities in the Company’s consolidated balance sheets, and deferred rent included $4,236 and $4,780, respectively, in long-term liabilities in the Company’s consolidated balance sheets.

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA, which the Company has extended a number of times. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of December 31, 2018, that rate amounted to 5.55%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2018, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

NOTE 7:- FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2018 and 2017 by level within the fair value hierarchy (in thousands):

	As of December 31, 2018				As of December 31, 2017
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	2,594	—	—	2,594	6,870	—	—	6,870
Marketable securities:
US Treasury securities	39,770	—	—	39,770	39,731	—	—	39,731
Other current assets:
Forward foreign exchange contracts	—	—	—	—	—	163	—	163
Financial liabilities:
Forward foreign exchange contracts	—	(3,647)	—	(3,647)	—	—	—	—
Total financial assets (liabilities)	$42,364	$(3,647)	$—	$38,717	$46,601	$163	$—	$46,764

NOTE  8:- STOCKHOLDERS’ EQUITY

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2018	2017	2018	2017
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	29,576,880	28,146,162

b.	Common stock rights:

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and has been, and will be, increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. On January 1, 2019, 2018, 2017 and 2016, the share reserve under the 2013 Plan was automatically increased by 1,183,075, 1,125,846, 1,072,870 and 1,042,766 shares, respectively. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the year ended December 31, 2018 is as follows:

	Year ended
	December 31, 2018
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	1,456,285	$16.172	$47,152	4.906
Granted	—	$—
Exercised	(744,636)	$14.469
Forfeited	(1,981)	$32.473
Options outstanding at the end of the period	709,668	$17.941	$24,810	4.513
Options exercisable at the end of the period	687,508	$17.856	$24,093	4.439

There were no options granted in 2018.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 was $40,610, $22,382 and $9,418, respectively. As of December 31, 2018 and 2017, there was $142 and $2,208, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 0.712 and 0.887 years, respectively.

The options outstanding as of December 31, 2018 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2018	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$1.256	—	1.576	130,479	0.663	$1.282	130,479	0.663	$1.282
$6.230	—	8.800	12,356	3.007	$8.039	12,356	3.007	$8.039
$12.470	—	16.870	147,125	5.014	$14.030	132,541	4.781	$13.637
$19.510	—	21.660	220,211	5.599	$21.174	218,573	5.594	$21.185
$22.010	—	24.230	85,870	5.284	$22.364	85,870	5.284	$22.364
	$29.880		66,349	6.145	$29.880	60,411	6.145	$29.880
	$39.860		47,278	5.225	$39.860	47,278	5.225	$39.860
			709,668	4.513	$17.941	687,508	4.439	$17.856

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of December 31, 2018 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,000	$21.140	4,000	August 2023
March 2014	5,550	$39.860	5,550	March 2024
May 2014	3,700	$22.010	3,700	May 2024
November 2014	5,468	$21.660	5,468	November 2024
May 2015	1,137	$19.510	929	May 2025
February 2016	2,138	$16.870	1,408	February 2026
	23,493		22,555

e.	Restricted stock units:

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2018:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2018	2,018,121	$27.32
Granted	1,255,824	$53.79
Vested	(671,768)	$28.54
Forfeited	(162,150)	$36.89
Unvested as of December 31, 2018	2,440,027	$40.00

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016 and has been, and will be, increased each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000.00 shares of common stock. On January 1, 2019, 2018, 2017 and 2016, the share reserve under the ESPP was automatically increased by 177,358, 188,813, 158,695 and 21,383 shares, respectively. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2018	2017	2016
Cost of revenues	$1,757	$1,078	$699
Research and development	9,645	5,209	3,052
Sales and marketing	16,081	8,542	6,104
General and administrative	7,478	5,006	3,083
Total	$34,961	$19,835	$12,938

For the year ended December 31, 2018, the Company recognized tax benefits on stock-based compensation expense, which are reflected in the provision for income taxes in the consolidated statements of operations, of $40. The Company did not recognize any tax benefits on stock-based compensation expense in 2017 and 2016.

NOTE 9:- INCOME TAXES

a.	Tax Reform:

On December 22, 2017, the TCJA was signed into law. The TCJA makes broad and complex changes to the Code that impact the Company's provision for income taxes. The changes include, but are not limited to:

•Decreasing the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (“Rate Reduction”);

•The Deemed Repatriation Transition Tax; and

•Taxation of GILTI earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.

Deemed Repatriation Transition Tax

The Deemed Repatriation Transition Tax is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Deemed Repatriation Transition Tax, the Company calculated the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Because the Company has a net cumulative deficit on the E&P of its foreign subsidiaries, it should not be subject to the Deemed Repatriation Transition Tax.

100% Dividend Received Deduction and Indefinite Reinvestment Assertion

Effective for tax years beginning after December 31, 2017, the TCJA provides a 100% dividend received deduction, subject to a one-year holding period, to a U.S. corporate shareholder for the foreign source portion of dividends received from a “specified 10-percent owned foreign corporation.”

Prior to the effectiveness of the TCJA, the Company did not recognize a deferred tax liability related to un-remitted foreign earnings because such earnings were expected to be reinvested indefinitely. Although the Company is not subject to the Deemed Repatriation Transition Tax, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. The Company’s intention is to continue reinvesting the earnings from its non-U.S. subsidiaries indefinitely.

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

For 2018, the Company is not subject to tax on account of GILTI as it has net CFC tested loss on an aggregated basis. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into the Company’s measurement of its deferred tax expense. The Company has made an accounting policy election to treat GILTI as a component of current income tax expense.

Accounting for the TCJA

In March 2018, FASB issued Accounting Standards Update No. 2018-05, "Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA.

The Company completed the accounting treatment related to the tax effects of the TCJA. As a result:

•The Company recognizes its accounting for changes in the US federal rate and deferred tax impact for the rate change to be complete.

•The Company's analysis for the Deemed Repatriation Transition Tax has been filed with its December 31, 2017 tax return and the Company considered its accounting for this area of the TCJA to be complete as of such date and did not make any measurement-period adjustments related to it.

•The Company accounted for the tax impact related to others areas of the TCJA and believe its analysis to be completed and consistent with the guidance in ASU 2018-05. In particular, the Company concluded that for 2018, it should not be subject to any tax on account of GILTI or base erosion and anti-abuse payments made by U.S. corporations to foreign related parties. Further, due to the NOL generated during 2018, the Company concluded that for 2018, it would not benefit from the reduced tax rate of 13.125% on its foreign derived intangible income.

The Company recognizes that the IRS, the Financial Accounting Standards Board and the SEC are continuing to publish and finalize ongoing guidance with respect to the TCJA which may modify accounting interpretation for the TCJA, the Company will account for these impacts in the period in which any changes are enacted.

b.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2018, the Company had net operating loss carry-forwards for federal, state and foreign income tax purposes of approximately $54,872, $57,530 and $1,204, respectively. If not utilized, these carryforwards will expire starting in 2028, 2020 and indefinitely for federal, state and foreign tax purposes, respectively. In addition, as of December 31, 2018, the Company had federal research credit, retention credit, foreign tax credit and Ireland Employment credit carryforwards of approximately $1,412, $24, $190 and $78, respectively. If not utilized, the federal tax carryforwards will begin to expire in 2033, 2032 and 2026, respectively. Ireland has no expiration on the employment credit.

A U.S. corporation's ability to utilize its federal and state NOL and tax credit carryforwards to offset its taxable income or income is limited under Section 382 of the Code if the corporation undergoes an ownership change (within the meaning of Code Section 382). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Code Section 382) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Code Section 382 would establish an annual limitation to the amount of NOL and tax credit carryforwards the Company could utilize to offset its taxable income or income tax in any single year. The Company performed a Section 382 analysis (the “Analysis”) which concluded that its ability to utilize its NOL and tax credit carryforwards is subject to an annual limitation as it underwent a section 382 ownership change during 2017. The Analysis further concluded that the Company's NOL carryforwards should be available for utilization by the Company before they expire, starting in 2028.  As of December 31, 2017, the Company's U.S. federal NOL carryforwards was $22,907.

During 2018, the Company generated an additional $31,965 of NOLs which are not subject to the annual limitation described above. The TCJA also modified the rules regarding utilization of NOL and NOLs generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to an additional ownership change. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

c.	Loss before taxes on income is comprised as follows:

	Year ended
	December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Domestic	$(25,557)	$(19,239)	$(13,940)
Foreign	(2,608)	8,182	1,060
	$(28,165)	$(11,057)	$(12,880)

d.	Taxes on income (loss) are comprised as follows:

	Year ended
	December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Current:
Domestic:
Federal	$—	$(92)	$92
State	169	191	109
Foreign	1,498	2,516	930
Total current income tax	$1,667	$2,615	$1,131

Deferred:
Foreign	$(1,254)	$172	$182
Total deferred income tax	$(1,254)	$172	$182
Income tax expense	$413	$2,787	$1,313

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. net operating loss carry forwards and other temporary differences.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, the Company's management concluded that a valuation allowance is required for US, state and Israel deferred tax assets. Future changes in these factors, including the Company's anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase or decrease to the valuation allowance and a corresponding charge to income tax expense.

	December 31,
	2018	2017
		(as adjusted)
Deferred tax assets:
Carry forward losses and credits	$15,547	$7,407
Deferred revenues	13,995	14,226
Accrued payroll, commissions, vacation	1,912	2,685
Equity Compensation	5,737	908
Allowance for doubtful accounts	940	633
Accrued severance pay	297	238
Other	1,346	1,760
Deferred tax assets before valuation allowance	39,774	27,857
Valuation allowance	(39,365)	(27,702)
Deferred tax assets	$409	$155

Deferred tax liability:
Accrued compensation and other accrued expense	$(272)	$(289)
Deferred tax liability	$(272)	$(289)
Net deferred tax asset (liability)	$137	$(134)

The change in the valuation allowance was approximately an increase of $15,826 and a decrease of $8,623 during 2018 and 2017, which included the Company’s adoption of ASC 606. The adoption resulted in a decrease to deferred tax assets of $3,796 and a decrease to valuation allowance of $2,493 with an offsetting entry of $1,302 to retained earnings. As the Company adopted ASC 606 using the full retrospective method, the 2017 and 2016 valuation allowances above have been adjusted for ASC 606 adoption. In addition, the 2017 and 2016 tax disclosures have been updated to reflect the ASC 606 adoption.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense (benefit) as reported in the consolidated statements of operations is as follows:

	Year ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Loss before taxes, as reported in the consolidated statements of operations	$(28,165)	$(11,057)	$(12,880)
Statutory tax rate	21%	34%	34%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(5,915)	$(3,759)	$(4,379)
Income tax at rate other than the U.S. statutory tax rate	692	(1,047)	(6)
Tax advances and non-deductible expenses including equity based compensation expenses	(7,623)	3,123	4,298
Operating losses and other temporary differences for which valuation allowance was provided	15,826	(8,623)	1,885
Research and Development Tax Credit	—	1,126	(1,182)
State tax	(1,221)	(601)	(426)
Impact of rate change	—	10,920	(360)
Change in tax reserve for uncertain tax positions	(1,728)	1,576	1,209
Other individually immaterial income tax items	382	72	274
Actual tax expense	$413	$2,787	$1,313

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2018 and 2017 are as follows:

Gross unrecognized tax benefits as of January 1, 2017	$2,106
Increase in tax position for current year	1,752
Increase in tax position for prior years	135
Decrease in tax position for prior years	(311)
Gross unrecognized tax benefits as of December 31, 2017	$3,682
Increase in tax position for current year	169
Increase in tax position for prior years	241
Decrease in tax position for prior years	(720)
Decrease for lapse of statute of limitations/ settlements	(1,418)
Gross unrecognized tax benefits as of December 31, 2018	$1,954

There was $1,954 of unrecognized income tax benefits that, if recognized, approximately $1,431 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $93 as of December 31, 2018.

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

2. Undistributed earnings of foreign subsidiaries:

As of December 31, 2018, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $678. Because approximately $285 of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the TCJA, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. The Company plans to indefinitely reinvest any additional cash on hand outside of the previously taxed income and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

i.	Tax assessments:

The Company was audited by the Internal Revenue Service for tax year 2016. As of December 31, 2018, our federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The Company has final tax assessments for VSL in Israel through 2015, VSUK in UK through 2016 and VSF in France through 2015.

VSG in Germany, VSC in Canada, VIRE in Ireland and VAUS in Australia do not have final tax assessments since their respective inceptions.

NOTE 10:- FINANCIAL EXPENSES, NET

	Year ended
	December 31,
	2018	2017	2016
Financial income:
Interest on bank deposits, net	$1,741	$747	$520
Foreign currency transactions gains, net	—	1,773	—
Other	—	27	—
	1,741	2,547	520

Financial expenses:
Bank charges	195	185	149
Foreign currency transactions losses, net	574	—	1,224
Other	2	—	32
	(771)	(185)	(1,405)
	$970	$2,362	$(885)

NOTE 11:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from licensing of software, sale of professional services, maintenance and technical support (see Note 1 above for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Year ended
	December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Revenues based on customer’s location:
North America	$167,361	$139,720	$106,069
EMEA (*)	93,816	68,998	53,170
Rest of the World	9,111	6,672	6,624
Total revenues	$270,288	$215,390	$165,863

(*) Sales to customers in France accounted for $31,532, $22,658 and $17,103 for the years ended December 31, 2018, 2017 and 2016, respectively.

During the years ended December 31, 2018, 2017 and 2016, there were no sales to a single customer exceeding 10% of the Company’s revenues.

	December 31,
	2018	2017
Long-lived assets by geographic region:
United States	$7,612	$7,072
Israel	7,834	2,944
France	1,243	1,426
Other	634	454
	$17,323	$11,896

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, or disagreements with our accountants on matters of accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global and an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1(3)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(4)†	2005 Stock Plan, as amended May 7, 2013

10.3(5)†	2013 Omnibus Equity Incentive Plan

10.4(6)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(7)†	2015 Employee Stock Purchase Plan

10.6(8)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(9)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Yakov Faitelson

10.8(10)†	Employment Agreement by and between the Company and Guy Melamed, dated as of February 7, 2017

10.9(11)†	Amendment to Employment Agreement by and between the Company and Guy Melamed, dated as of February 8, 2018

10.10(12)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Guy Melamed, dated as of February 8, 2018

10.11(13)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.12(14)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.13†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.14†	Employment Agreement, dated as of February 7, 2019, by and between the Company and Gilad Raz

10.15(15)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.16(16)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.17(17)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.18(18)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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
(3)
Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(5)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(7)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(13)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(15)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(17)	Filed as Exhibit 10.12 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(18)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

February 12, 2019	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President

February 12, 2019	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 12, 2019
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 12, 2019
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Comolli	Director	February 12, 2019
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 12, 2019
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 12, 2019
Gili Iohan

/s/ Ohad Korkus	Director	February 12, 2019
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 12, 2019
Thomas F. Mendoza

/s/ Ofer Segev	Director	February 12, 2019
Ofer Segev

/s/ Rona Segev-Gal	Director	February 12, 2019
Rona Segev-Gal

/s/ Fred Van Den Bosch	Director	February 12, 2019
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1(3)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(4)†	2005 Stock Plan, as amended May 7, 2013

10.3(5)†	2013 Omnibus Equity Incentive Plan

10.4(6)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(7)†	2015 Employee Stock Purchase Plan

10.6(8)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.7(9)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Yakov Faitelson

10.8(10)†	Employment Agreement by and between the Company and Guy Melamed, dated as of February 7, 2017

10.9(11)†	Amendment to Employment Agreement by and between the Company and Guy Melamed, dated as of February 8, 2018

10.10(12)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Guy Melamed, dated as of February 8, 2018

10.11(13)†	Employment Agreement by and between the Company and James O’Boyle, dated as of February 10, 2014

10.12(14)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.13†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.14†	Employment Agreement, dated as of February 7, 2019, by and between the Company and Gilad Raz

10.15(15)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.16(16)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

10.17(17)*	EMC Select Distributor Agreement for Software, dated January 24, 2007, by and between EMC Corporation and the Company

10.18(18)*	Amendment No. 1 to the EMC Select Distributor Agreement for Software, dated July 2011, by and between EMC Corporation and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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
(3)
Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(5)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(7)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(13)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(15)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(16)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.
(17)	Filed as Exhibit 10.12 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(18)	Filed as Exhibit 10.13 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.