Form 10-Q
period 2019-03-31
VARONIS SYSTEMS INC
filed 2019-04-30
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 26, 2019, there were 30,256,905 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,461	$48,707
Marketable securities	37,842	39,770
Short-term deposits	61,328	70,438
Trade receivables (net of allowance for doubtful accounts of $517 and $483 at March 31, 2019 and December 31, 2018, respectively)	41,796	83,223
Prepaid expenses and other current assets	14,899	16,952
Total current assets	220,326	259,090

Long-term assets:
Other assets	12,180	8,565
Operating lease right-of-use asset	51,875	—
Property and equipment, net	21,065	17,323
Total long-term assets	85,120	25,888
Total assets	$305,446	$284,978

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$624	$2,620
Accrued expenses and other short term liabilities	50,301	55,991
Deferred revenues	81,844	87,729
Total current liabilities	132,769	146,340

Long-term liabilities:
Deferred revenues	6,988	6,487
Operating lease liability	52,697	—
Other liabilities	2,997	6,781
Total long-term liabilities	62,682	13,268

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2019 and December 31, 2018; Issued and outstanding: 30,263,237 shares at March 31, 2019 and 29,576,880 shares at December 31, 2018	30	30
Accumulated other comprehensive loss	(688)	(3,633)
Additional paid-in capital	271,260	266,941
Accumulated deficit	(160,607)	(137,968)
Total stockholders’ equity	109,995	125,370
Total liabilities and stockholders’ equity	$305,446	$284,978
 The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Perpetual licenses	$15,521	$24,086
Subscriptions	7,005	1,071
Maintenance and services	33,834	28,371
Total revenues	56,360	53,528

Cost of revenues	8,326	6,442

Gross profit	48,034	47,086

Operating costs and expenses:
Research and development	18,768	15,542
Sales and marketing	41,996	39,972
General and administrative	9,271	7,069
Total operating expenses	70,035	62,583

Operating loss	(22,001)	(15,497)
Financial income (expenses), net	(128)	978

Loss before income taxes	(22,129)	(14,519)
Income taxes	(510)	(527)

Net loss	$(22,639)	$(15,046)

Net loss per share of common stock, basic and diluted	$(0.76)	$(0.53)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	29,827,927	28,362,479

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(22,639)	$(15,046)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	18	(9)
Gains (losses) on marketable securities reclassified into earnings, net of tax	(8)	1
	10	(8)

Unrealized income (loss) on derivative instruments, net of tax	2,484	(2,053)
Losses (gains) on derivative instruments reclassified into earnings, net of tax	451	(48)
	2,935	(2,101)
Total other comprehensive income (loss)	2,945	(2,109)

Comprehensive loss	$(19,693)	$(17,155)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2017	28,146,162	28	223,868	136	(109,390)	114,642
Stock-based compensation expense	—	—	6,927	—	—	6,927
Common stock issued under employee stock plans, net	602,469	1	1,065	—	—	1,066
Unrealized losses on derivative instruments	—	—	—	(2,101)	—	(2,101)
Unrealized losses on available for sale securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(15,046)	(15,046)
Balance as of March 31, 2018	28,748,631	29	231,860	(1,973)	(124,436)	105,480

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2018	29,576,880	$30	$266,941	$(3,633)	$(137,968)	$125,370
Stock-based compensation expense	—	—	8,961	—	—	8,961
Common stock issued under employee stock plans, net	686,357	—	(4,642)	—	—	(4,642)
Unrealized gains on derivative instruments	—	—	—	2,935	—	2,935
Unrealized gains on available for sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(22,639)	(22,639)
Balance as of March 31, 2019	30,263,237	$30	$271,260	$(688)	$(160,607)	$109,995

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,639)	$(15,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,337	797
Stock-based compensation	8,961	6,927
Amortization of deferred commissions	3,626	3,325
Amortization of operating lease right-of-use asset	1,399	—
Capital gain from disposal of fixed assets	24	—

Changes in assets and liabilities:
Trade receivables	41,427	43,128
Prepaid expenses and other current assets	(623)	(5,806)
Deferred commissions	(4,870)	(2,434)
Other long term assets	(19)	41
Trade payables	(1,996)	(152)
Accrued expenses and other short term liabilities	(7,358)	(8,200)
Deferred revenues	(5,384)	(5,373)
Other long term liabilities	170	237
Net cash provided by operating activities	14,055	17,444

Cash flows from investing activities:
Decrease (increase) in short-term deposits	9,120	(1,144)
Decrease (increase) in marketable securities	1,928	(1,889)
Increase in long-term deposits	(12)	(308)
Purchase of property and equipment	(5,103)	(1,081)
Net cash provided by (used in) investing activities	5,933	(4,422)

Cash flows from financing activities:
Proceeds (withholdings) from employee stock plans, net	(4,234)	1,066
Net cash provided (used in) by financing activities	(4,234)	1,066
Increase in cash, cash equivalents and restricted cash	15,754	14,088
Cash, cash equivalents and restricted cash at beginning of period	48,707	57,236
Cash, cash equivalents and restricted cash at end of period	$64,461	$71,324

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,543	$102
Initial recognition of operating lease right-of-use assets	$53,274	$—
Initial recognition of operating lease liabilities	$58,024	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-     GENERAL

a. Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has nine wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited ("VIRE") incorporated under the laws of Ireland on November 11, 2016; Varonis Systems (Australia) Pty Ltd (“VAUS”) incorporated under the laws of Victoria, Australia on February 28, 2017; Varonis Systems (Netherlands) B.V. ("VNL") incorporated under the laws of the Netherlands on March 13, 2018; and Varonis U.S. Public Sector LLC ("VPS") incorporated under the laws of the State of Delaware on May 14, 2018.

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

VSI and VPS market and sell products and services mainly in the United States. VSUK, VSG, VSF, VSC, VIRE, VAUS and VNL resell the Company’s products and services mainly in the United Kingdom, Germany, France, Canada, Ireland, Australia and the Netherlands and Belgium, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

b.	Basis of Presentation:

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain amounts in prior periods' financial statements have been recast and reclassified to conform to the current year's presentation.

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2018 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018 filed with the SEC on February 12, 2019 (the “2018 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2018 included in the 2018 Form 10-K, except as follows:

During the three months ended March 31, 2019, the Company adopted Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”) using the modified retrospective approach. For information regarding ASU 2016-02, please refer to note 3.

c.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Subscriptions are sold on premises with the same functionality as the perpetual license and are recognized from sales of subscription and maintenance licenses to new and existing customers. When products are purchased as a subscription, the associated maintenance is included as part of the subscription revenues. Maintenance and services primarily consist of fees for maintenance services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both operationalizing the software and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company’s assistance. The Company sells its products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Perpetual and subscription software license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred.

The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the period.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Deferred revenues do not include multi-year subscription contracts with an automatic renewal component for which the associated revenues have not been recognized and the customers have not yet been invoiced. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $32,061 for the three months ended March 31, 2019.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2018 and for the three months ended March 31, 2019, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to note 5.

d.	Contract Costs:

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of March 31, 2019 (unaudited)		Liabilities as of December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships - included in accrued expenses and other short term liabilities	$58,213	$(731)	$75,153	$(3,628)
Foreign exchange forward contract derivatives for monetary items included in other current assets and accrued expenses and other short term liabilities	$26,785	$72	$29,162	$(18)

For the three months ended March 31, 2019 and 2018, the unaudited consolidated statements of operations reflect a loss of $451 and a gain of $48, respectively, related to the effective portion of the cash flow hedges. Any ineffective portion of the cash flow hedges is recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized in financial income (expenses), net for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, the unaudited consolidated statements of operations reflect a gain of $471 in financial income (expenses), net, related to the Fair Value Hedging Program. The Company did not enter into any transactions related to the Fair Value Hedging Program for the three months ended March 31, 2018.

f.	Cash, Cash Equivalents, Marketable Securities and Short-Term Investments:

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

	As of March 31, 2019
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$8,815	$—	$—	$8,815
Total	$8,815	$—	$—	$8,815

Marketable securities
US Treasury securities	$37,837	$5	$ *)	$37,842
Total	$37,837	$5	$ *)	$37,842

Short-term investments
Term bank deposits	$61,328	$—	$—	$61,328
Total	$61,328	$—	$—	$61,328

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$2,594	$—	$—	$2,594
Total	$2,594	$—	$—	$2,594

Marketable securities
US Treasury securities	$39,776	$ *)	$(6)	$39,770
Total	$39,776	$ *)	$(6)	$39,770

Short-term investments
Term bank deposits	$70,438	$—	$—	$70,438
Total	$70,438	$—	$—	$70,438

*) Represents an amount lower than $1

All the US Treasury securities in short-term investments have a stated effective maturity of less than 12 months as of March 31, 2019 and December 31, 2018.

The gross unrealized loss related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

g.	Restricted Cash:

The following table provides a reconciliation of cash and cash equivalents and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
	(unaudited)
Cash and cash equivalents	$64,461	$70,778
Long term restricted cash included in other assets	—	546
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$64,461	$71,324

h.	Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA, which the Company has extended a number of times. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of March 31, 2019, that rate amounted to 5.55%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2019, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

i.	Recently Adopted Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under the prior guidance (ASC 840). The new standard requires lessors to account for leases using an approach that is substantially equivalent to ASC 840 guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases".

The Company adopted the new standard as of January 1, 2019, using the modified retrospective approach. Consequently, prior period balances and disclosures have not been restated. The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASC 842 resulted in the elimination of deferred rent of $1,313 and $4,236 in current and long-term liabilities in the Company’s consolidated balance sheets, respectively. Additionally, the Company included in its balance sheet at adoption an operating right-of-use assets, short term operating lease liabilities and long term operating lease liabilities of $53,274, $2,349 and $55,676, respectively. The standard did not materially impact the Company's net earnings and had no impact on cash flows. For additional information regarding the Company's accounting for leases, please refer to note 3.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

j.	Recently Issued Accounting Pronouncements Not Yet Adopted:

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

NOTE 2:-     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2019.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	As of March 31, 2019 (unaudited)				As of December 31, 2018
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	8,815	—	—	8,815	2,594	—	—	2,594
Marketable securities:
US Treasury securities	37,842	—	—	37,842	39,770	—	—	39,770
Other current assets:
Forward foreign exchange contracts	—	72	—	72	—	—	—	—
Financial liabilities:
Forward foreign exchange contracts	—	(731)	—	(731)	—	(3,647)	—	(3,647)
Total financial assets (liabilities)	$46,657	$(659)	$—	$45,998	$42,364	$(3,647)	$—	$38,717

NOTE 3:-    LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

The Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms less than 12 months. The Company also elected the practical expedient to not separate lease and non-lease components for all our leases. This will result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability being greater than if the policy election was not applied.

Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the lease liability.

The right-of-use asset and lease liability are initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate based on the information available at the date of adoption in determining the present value of the lease payments.

Some of the real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease adoption. Additional payments based on the change in an index or rate are recorded as a period expense when incurred.

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Below is a summary of our operating right-of-use assets and operating lease liabilities as of March 31, 2019:

March 31, 2019
(unaudited)
Operating right-of-use assets	$51,875

Operating lease liabilities, current	$3,468
Operating lease liabilities long-term	52,697
Total operating lease liabilities	$56,165

The short term lease liabilities is included within accrued expenses and other short term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of March 31, 2019, are as follows:

March 31, 2019
(unaudited)
2019	$3,114
2020	9,005
2021	7,860
2022	7,863
2023	7,673
Thereafter	32,373

Total undiscounted lease payments	$67,888

Less: Interest	(11,723)

Present value of lease liabilities	$56,165

As of March 31, 2019, the Company had an additional operating lease that had not yet commenced of $8,684. This operating lease will commence in the second quarter of 2019 with a lease term through 2028.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2019:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	8.86

Weighted average discount rate	4.02%

Total rent expenses for the three months ended March 31, 2019 and 2018 were $1,701 and $980, respectively.

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

A summary of employees’ stock options activities during the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31, 2019 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2019	709,668	$17.941	$24,810	4.513
Granted	—	$—
Exercised	(149,132)	$5.503
Forfeited	—	$—

Options outstanding as of March 31, 2019	560,536	$21.250	$21,514	5.069

Options exercisable as of March 31, 2019	548,421	$21.343	$20,997	5.029

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the three months ended March 31, 2019 was $7,467.

b. The options outstanding as of March 31, 2019 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of March 31, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

$1.256	—	1.576	8,970	0.892	$1.562	8,970	0.892	$1.562
$6.230	—	8.800	12,356	2.760	$8.039	12,356	2.760	$8.039
$12.470	—	16.870	144,925	4.778	$14.052	133,465	4.596	$13.749
$19.510	—	21.660	201,472	5.371	$21.160	200,817	5.369	$21.164
$22.010	—	24.230	85,361	5.037	$22.366	85,361	5.037	$22.366
	$29.880		64,725	5.899	$29.880	64,725	5.899	$29.880
	$39.860		42,727	4.978	$39.860	42,727	4.978	$39.860

			560,536	5.069	$21.250	548,421	5.029	$21.343

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of March 31, 2019 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,000	$21.140	4,000	August 2023
March 2014	5,550	$39.860	5,550	March 2024
May 2014	3,700	$22.010	3,700	May 2024
November 2014	5,468	$21.660	5,468	November 2024
May 2015	1,137	$19.510	1,055	May 2025
February 2016	2,138	$16.870	1,563	February 2026

	23,493		22,836

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2019 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2019	2,440,027	$40.00
Granted	1,149,434	$55.52
Vested	(622,523)	$35.95
Forfeited	(101,638)	$41.33
Unvested balance – March 31, 2019	2,865,300	$47.09

e. As of March 31, 2019, there was $70 and $127,638 of total unrecognized compensation cost related to unvested employee and non-employees stock options and unvested restricted stock units, respectively. This cost is expected to be recognized over a period of 0.798 years and 2.972 years for stock options and restricted stock units, respectively.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (in thousands)

Cost of revenues	$558	$362
Research and development	2,678	2,105
Sales and marketing	3,443	3,101
General and administrative	2,282	1,359

Total	$8,961	$6,927

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,449,329 and 3,932,450 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019	2018
	(unaudited)
	(in thousands)

Revenues based on customer’s location:
North America	$37,849	$31,620
EMEA (*)	16,400	20,347
Rest of World	2,111	1,561

Total revenues	$56,360	$53,528

(*)       Sales to customers in France accounted for $6,241 and $6,754 of the Company’s revenues for the three months ended March 31, 2019 and 2018, respectively. Sales to customers in the United Kingdom did not exceed 10% of total revenues for the three months ended March 31, 2019 and accounted for $5,694 of the Company’s revenues for the three months ended March 31, 2018.

	March 31, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$11,394	$7,612
Israel	7,682	7,834
France	1,205	1,243
Other	784	634

	$21,065	$17,323

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

Our software specializes in data protection, threat detection and response and compliance. Varonis software enables enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built a single integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our products efficiently sustain a secure state with automation and addresses additional important use cases including data protection, governance, compliance, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

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

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We updated our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets and unusual activity from personal devices. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the European Union's ("EU") General Data Protection Regulation ("GDPR") and expanded our offerings that can help enterprises meet compliance and regulation requirements.

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

In the first quarter of 2019, we introduced updates to our existing products to include new dashboards to highlight cloud, Active Directory and GDPR security risks so that customers can easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations. We extended our cloud support to include Box; added threat intelligence to our security insights; built incident response playbooks directly into the UI; and made usability and performance improvements.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases for security, IT, operations and business personnel. We currently have six product families, and, as of March 31, 2019 and 2018, approximately 73% and 70% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of March 31, 2019 and 2018, approximately 41% and 37% of our customers, respectively, had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the three months ended March 31, 2019 and 2018 was over 90%. Our key strategies to maintain our renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of March 31, 2019, we had approximately 6,700 customers, spanning leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, media and entertainment, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three months ended March 31, 2019, approximately 67% of our revenues were derived from North America, while Europe, the Middle East and Africa (“EMEA") accounted for approximately 29% of our revenues and Rest of World (“ROW”) accounted for approximately 4% of our revenues. Growth in North America was 20% for the three months ended March 31, 2019 as compared to the comparable period in the prior year. We expect sales growth in North America and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from license sales of our products, services, including initial maintenance contracts and professional services, and renewals. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. While historically fees from subscription licenses comprised an insignificant amount of our revenues, we expect that over the next several years revenues from subscription licenses will become a more significant portion of our total revenues as we continue to transition to a subscription-based business model. As a result, we expect subscription revenues to comprise a larger proportion of our total revenues in the future, resulting in revenues that are more recurring and predictable.

Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. As of March 31, 2019 and 2018, 100.0% and 99.6% of our customers, respectively, had purchased DatAdvantage; 51.3% and 48.1% of our customers, respectively, had purchased DatAlert; 50.1% and 45.2% of our customers, respectively, had purchased Data Classification Engine; 15.4% and 16.0% of our customers, respectively, had purchased DataPrivilege; and 7.9% and 6.9% of our customers, respectively, had purchased Data Transport Engine. As of March 31, 2019 and 2018, 26.5% and 29.4% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. Perpetual license sales accounted for 27.5% and 45.0% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. Subscription licenses accounted for 12.5% and 2.0% of our total revenues for the three months ended March 31, 2019 and 2018, respectively, and 31.1% and 4.3% of our license revenues for the three months ended March 31, 2019 and 2018, respectively. We expect that over the next several years revenues from subscription licenses will become a more significant portion of our total revenues as we continue to transition to a subscription-based business model.

We have achieved significant growth and scale since inception under a perpetual business model. In the first quarter of 2019, we announced our transition to a subscription-based business model. For the three months ended March 31, 2019 and 2018, subscription revenues were $7.0 million and $1.1 million, respectively, representing year-over-year growth of 554% and providing us with revenues that are more recurring and predictable. For the three months ended March 31, 2019 and 2018, our total revenues were $56.4 million and $53.5 million, respectively, representing year-over-year growth of 5%. For the three months ended March 31, 2019 and 2018, we had operating losses of $22.0 million and $15.5 million and net losses of $22.6 million and $15.0 million, respectively.

Components of Operating Results

Transition to Subscription-Based Business Model

In the first quarter of 2019, we announced our transition to a subscription-based business model which, due to shifts in the mix of perpetual and subscription licenses, could produce significant variation in the reported revenues for a given period. In order to normalize between perpetual revenues and subscription revenues, we have defined a conversion factor of approximately 2.2 whereby subscription revenues are multiplied by the conversion factor to yield the equivalent perpetual revenues. We arrived at the conversion factor of approximately 2.2 by considering many variables, including perpetual price list, average discount levels provided on perpetual deals, mix of new and upsell revenues and number of users and licenses sold. This conversion factor of approximately 2.2 was calculated for the three months ended March 31, 2019, and we expect it to vary between 2.2-2.5 for the year ended 2019 based on a number of variables.

Annual recurring revenues ("ARR") are a key performance indicator defined as the annualized value of all recurring revenues related to active contracts at the end of each period. For the three months ended March 31, 2019 and 2018, ARR was $138.7 million and $103.0 million, respectively, an increase of 35% period over period. We expect ARR to increase as we continue our transition to a subscription-based business model. We could encounter significant variations in ARR in a given period due to the shifts in the mix of perpetual and subscription licenses.

Revenues

Our revenues consist of both perpetual and subscription licenses and maintenance and services revenues.

Perpetual License Revenues. Perpetual license revenues reflect the revenues recognized from sales of perpetual licenses to new customers and sales of additional perpetual licenses to existing customers who can purchase additional users for existing licenses or purchase new licenses. Our license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred.

Subscription Revenues. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Subscription revenues are sold on premises with the same functionality as the perpetual license and are recognized from sales of subscription and maintenance licenses to new and existing customers. Similar to perpetual license revenues, subscription license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. We expect revenues from subscription licenses to become a larger percentage of our total license revenues. Due to the shifts in the mix of perpetual and subscription licenses, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased license sales to new and existing customers and high annual retention of existing customers. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the three months ended March 31, 2019 and 2018 has been over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	27.5%	45.0%
Subscriptions	12.5	2.0
Maintenance and services	60.0	53.0
Total revenues	100.0%	100.0%

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	68.9%	95.7%
Subscriptions	31.1%	4.3%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of March 31, 2019, we had approximately 6,700 customers across a broad array of company sizes and industries located in 80 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation of equipment. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we increase our teams that support our transition to a subscription-based business model: professional services and customer success teams.

 Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin will fluctuate from period to period as a result of changes in the mix of perpetual and subscription license as we continue to transition to a subscription-based business model. Due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year and the majority of our expenses are relatively fixed quarter over quarter. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. The United Kingdom’s exit from the EU, commonly referred to as “Brexit," as well as other member countries public discussions about the possibility of withdrawing from the EU, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $0.3 million as of March 31, 2019 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2019 and 2018 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2019	2018
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Perpetual licenses	$15,521	$24,086
Subscriptions	7,005	1,071
Maintenance and services	33,834	28,371
Total revenues	56,360	53,528
Cost of revenues	8,326	6,442
Gross profit	48,034	47,086
Operating costs and expenses:
Research and development	18,768	15,542
Sales and marketing	41,996	39,972
General and administrative	9,271	7,069
Total operating expenses	70,035	62,583
Operating loss	(22,001)	(15,497)
Financial income (expenses), net	(128)	978
Loss before income taxes	(22,129)	(14,519)
Income taxes	(510)	(527)
Net loss	$(22,639)	$(15,046)

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Perpetual licenses	27.5%	45.0%
Subscriptions	12.5	2.0
Maintenance and services	60.0	53.0
Total revenues	100.0	100.0
Cost of revenues	14.8	12.0
Gross profit	85.2	88.0

Operating costs and expenses:
Research and development	33.3	29.1
Sales and marketing	74.5	74.7
General and administrative	16.4	13.2
Total operating expenses	124.2	117.0

Operating loss	(39.0)	(29.0)
Financial income (expenses), net	(0.3)	1.9
Loss before income taxes	(39.3)	(27.1)
Income taxes	(0.9)	(1.0)
Net loss	(40.2)%	(28.1)%

Revenues

	Three Months Ended March 31,
	2019	2018	% Change
	(unaudited) (in thousands)
Revenues:
Perpetual licenses	$15,521	$24,086	(35.6)%
Subscriptions	7,005	1,071	554.1%
Maintenance and services	33,834	28,371	19.3%
Total revenues	$56,360	$53,528	5.3%

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	27.5%	45.0%
Subscriptions	12.5%	2.0%
Maintenance and services	60.0%	53.0%
Total revenues	100.0%	100.0%

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	68.9%	95.7%
Subscriptions	31.1%	4.3%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our transition to a subscription-based model has yielded revenue headwinds for the three months ended March 31, 2019, with an increase in our subscription revenues from $1.1 million for the three months ended March 31, 2018 to $7.0 million for the three months ended March 31, 2019. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than what we historically sold with perpetual license sales. For the three month ended March 31, 2019 and 2018, we had 133 and 183 new customers, respectively. Our relatively lower number of new customers this quarter was a consequence of slower adoption of the subscription-based model transition in EMEA. ARR was $138.7 million and $103.0 million for the three months ended March 31, 2019 and 2018, respectively, representing an increase of 35%. As of March 31, 2019 and 2018, we had approximately 6,700 and approximately 6,000 customers, respectively. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the three months ended March 31, 2019 and 2018, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2019, 44% was attributable to revenues from new customers, and 56% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended March 31, 2018, 51% was attributable to revenues from new customers, and 49% was attributable to revenues from existing customers. As of March 31, 2019 and 2018, 73% and 70% of our customers, respectively, had purchased products in two or more families. As of March 31, 2019 and 2018, 41% and 37% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2019	2018	% Change
	(unaudited) (in thousands)
Cost of revenues	$8,326	$6,442	29.2%

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total revenues)
Total gross margin	85.2%	88.0%

The increase in cost of revenues was primarily related to an increase of $1.6 million in salaries and benefits and stock based compensation expense due to increased headcount for support personnel to support our increased revenues and high renewal rate and a $0.3 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$18,768	$15,542	20.8%
Sales and marketing	41,996	39,972	5.1%
General and administrative	9,271	7,069	31.2%
Total operating expenses	$70,035	$62,583	11.9%

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	33.3%	29.1%
Sales and marketing	74.5%	74.7%
General and administrative	16.4%	13.2%
Total operating expenses	124.2%	117.0%

The increase in research and development expenses was primarily related to an increase of $2.8 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.4 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was due to a $0.6 million increase in salaries and benefits and stock based compensation expense partially due to higher commissions on customer orders related to the incentivization of our sales force to sell subscription. Of the remainder, $1.1 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $2.1 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business.

Financial Income (Expenses), Net

	Three Months Ended March 31,
	2019	2018	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$(128)	$978	(113.1)%

Financial expenses, net for the three months ended March 31, 2019 was primarily due to foreign currency losses. Financial income, net for the three months ended March 31, 2018 was primarily due to foreign currency gains.

Income Taxes

	Three Months Ended March 31,
	2019	2018	% Change
	(unaudited) (in thousands)
Income taxes	$(510)	$(527)	3.2%

Income taxes for the three months ended March 31, 2019 and 2018 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (in thousands)
Net cash provided by operating activities	$14,055	$17,444
Net cash provided by (used in) investing activities	5,933	(4,422)
Net cash provided by (used in) financing activities	(4,234)	1,066
Increase in cash, cash equivalents and restricted cash	$15,754	$14,088

On March 31, 2019, our cash and cash equivalents, marketable securities and short-term deposits of $163.6 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2019 to support the growth in our business and operations mainly with leasehold improvements in our North Carolina and Israel offices. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate and mix of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the three months ended March 31, 2019, cash inflows from our operating activities were $14.1 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is a negative sequential revenue growth in the first quarter which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the three months ended March 31, 2019, sources of cash inflows were from changes in our working capital, including a $41.4 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months ended March 31, 2019 was 74. Additional sources of cash inflows were from a $0.2 million increase in other long term liabilities. This was partially offset by $7.3 million from our net loss excluding non-cash charges, a $7.4 million decrease in accrued expenses and other liabilities, a $5.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.4 million decrease in deferred revenues and a $2.0 million decrease in trade payables.

For the three months ended March 31, 2018, cash inflows from our operating activities were $17.4 million. For the three months ended March 31, 2018, sources of cash inflows were from changes in our working capital, including a $43.1 million decrease in accounts receivable. Our DSO for the three months ended March 31, 2018 was 62. Additional sources of cash inflows were from a $0.2 million increase in other long term liabilities. This was partially offset by our net loss excluding non-cash charges of $4.0 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included an $8.2 million decrease in accrued expenses and other liabilities, a $8.2 million increase in prepaid expenses and other current assets (including deferred commissions) and a $5.4 million decrease in deferred revenues.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sale and purchases of short-term deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2019, net cash provided by investing activities of $5.9 million was primarily attributable to a $11.0 million decrease in deposits and marketable securities partially offset by $5.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the three months ended March 31, 2018, net cash used in investing activities of $4.4 million was primarily attributable to a $3.3 million increase in short-term deposits and long-term investments and $1.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the three months ended March 31, 2019 and 2018, net cash used in financing activities of $4.2 million and net cash provided by financing activities of $1.1 million, respectively, was attributable to net proceeds (withholdings) from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA, which we have extended a number of times. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of March 31, 2019, that rate amounted to 5.55%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2019, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2019 for the upcoming years were as follows:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations	$3,114	$9,005	$7,860	$7,863	$7,673	$32,373	$67,888

We have obligations related to unrecognized tax benefit liabilities totaling $1.3 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

Except for the accounting policies for leases that were updated as a result of adopting ASU 2016-02, there have been no other changes to our critical accounting policies and estimates described in the 2018 Form 10-K that have had a material impact on our consolidated financial statements and related notes. These changes are more fully described in notes 1 and 3 to our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended March 31, 2019 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $163.6 million as of March 31, 2019. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of March 31, 2019, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $74.6 million in 2013 to $270.3 million in 2018. Our number of employees and independent contractors increased from 573 as of December 31, 2013 to 1,451 as of March 31, 2019. During this period, we also established and expanded our operations in a number of countries outside the United States and in additional locations within the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

•	satisfy existing customers and attract new customers;

•	transition from perpetual licenses to a subscription-based business model;

•	successfully introduce new products and enhancements;

•	effectively manage existing channel partnerships and expand to new ones;

•	improve our key business applications and processes to support our business needs;

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

We are currently transitioning to a subscription-based business model. It is uncertain whether this transition will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition has had and may continue to have negative revenue implications, including on our quarterly results of operations. If we are unable to respond to these competitive threats, our business could be harmed.

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

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), resellers and investors;

•	our relationships with existing partners that resell perpetual license products may be damaged;

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated; and

•	our sales force may struggle with the transition which may lead to increased turnover rates and lower headcount.

We started our move to a subscription-based business model, which has adversely affected, and may continue to adversely affect, our revenues and earnings in the transition period and which may make predicting our revenues and earnings more difficult.

We started our transition to a subscription-based software company in 2019 but still offer the perpetual license option. Under a subscription, customers pay a periodic fee for the right to use our software and receive maintenance. Revenues from perpetual and subscription licenses are generally recognized upon purchase. A portion of our customers have elected to purchase our solutions as subscriptions rather than under perpetual licenses. As a result, our license revenues have declined. Our maintenance and services revenues (which comprises a significant portion of our revenues) might also decrease due to support services being included in the subscription offering.

We may not be able to predict subscription renewal rates and their impact on our future revenues and operating results.

Although our subscription solutions are designed to increase the number of customers that purchase our solutions as subscriptions and create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when or as we expect. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

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

Our future success will depend in large part on our ability to, among other things:

•	maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;

•	hire, integrate, train and retain skilled talent, including members of our sales force and engineers;

•	develop new products and services and bring products and services in beta to market;

•	manage the transition to a subscription-based business model successfully;

•	renew maintenance and support agreements with, and sell additional products to, existing customers;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

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

Our future growth also depends upon expanding sales of our products to existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Additionally, while a majority of our software is currently licensed and sold under perpetual license agreements, we also enter into subscription license agreements with our customers and are currently transitioning to a subscription-based business model. Due to the differences in average annual spending per customer, applied to perpetual versus subscription license sales, shifts in the mix of subscription licenses could produce significant variation in the revenues we recognize in a given period.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $22.6 million for the three months ended March 31, 2019 and net losses of $28.6 million and $13.8 million in each of the years ended December 31, 2018 and 2017, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2018 and for the three months ended March 31, 2019, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and subscription licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their maintenance and support agreements or subscription licenses with us after the initial terms have expired. For example, our maintenance renewal rate for each of the years ended December 31, 2018 and 2017 and for the three months ended March 31, 2019 was over 90%. Customer satisfaction will become even more important as we shift more of our licensing to subscription license agreements.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2018 and for the three months ended March 31, 2019, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

In 2018 and for the three months ended March 31, 2019, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of April 15, 2019, we had 67 issued patents in the United States and 33 pending U.S. patent applications. We also had 26 patents issued and 70 applications pending for examination in non-U.S. jurisdictions, and four pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the new EU data protection regime, the GDPR became enforceable on May 25, 2018. Additionally, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR, but Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated post-Brexit. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability and may otherwise adversely impact our business, financial condition and operating results.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2018 and for the three months ended March 31, 2019, approximately 62% and 67%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

•
the continued economic and legal uncertainty around how Brexit, will impact the United Kingdom’s access to the EU Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short term as the United Kingdom continues to negotiate its exit from the EU which is now currently scheduled to occur on October 31, 2019. The withdrawal of the United Kingdom from the EU, as well as other member countries' public discussions about the possibility of withdrawing from the EU, may also create global economic and legal uncertainty, which may impact, among other things, the demand for our products.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $83.10 through April 26, 2019. On April 26, 2019, the closing price of our common stock was $67.94. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of March 31, 2019, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.4 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

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

VARONIS SYSTEMS, INC.

April 30, 2019	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

April 30, 2019	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

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