Form 10-Q
period 2019-06-30
VARONIS SYSTEMS INC
filed 2019-07-30
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36324
____________________
VARONIS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware			57-1222280
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1250 Broadway, 29th Floor	New York	NY	10001
(Address of principal executive offices)			(Zip Code)
(877) 292-8789
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VRNS	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 26, 2019, there were 30,328,787 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,159	$48,707
Marketable securities	35,845	39,770
Short-term deposits	41,328	70,438
Trade receivables (net of allowance for doubtful accounts of $655 and $483 at June 30, 2019 and December 31, 2018, respectively)	45,563	83,223
Prepaid expenses and other current assets	15,235	16,952
Total current assets	207,130	259,090

Long-term assets:
Other assets	13,149	8,565
Operating lease right-of-use asset	59,390	—
Property and equipment, net	24,351	17,323
Total long-term assets	96,890	25,888
Total assets	$304,020	$284,978

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,299	$2,620
Accrued expenses and other short term liabilities	53,794	55,991
Deferred revenues	79,078	87,729
Total current liabilities	135,171	146,340

Long-term liabilities:
Deferred revenues	6,119	6,487
Operating lease liability	59,842	—
Other liabilities	2,694	6,781
Total long-term liabilities	68,655	13,268

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2019 and December 31, 2018; Issued and outstanding: 30,327,027 shares at June 30, 2019 and 29,576,880 shares at December 31, 2018	30	30
Accumulated other comprehensive income (loss)	258	(3,633)
Additional paid-in capital	285,001	266,941
Accumulated deficit	(185,095)	(137,968)
Total stockholders’ equity	100,194	125,370
Total liabilities and stockholders’ equity	$304,020	$284,978
 The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Perpetual licenses	$11,514	$32,270	$27,035	$56,356
Subscriptions	14,837	1,291	21,842	2,362
Maintenance and services	33,270	28,629	67,104	57,000
Total revenues	59,621	62,190	115,981	115,718

Cost of revenues	8,398	6,440	16,724	12,882

Gross profit	51,223	55,750	99,257	102,836

Operating costs and expenses:
Research and development	19,722	17,717	38,490	33,259
Sales and marketing	41,656	41,349	83,652	81,321
General and administrative	13,851	7,989	23,122	15,058
Total operating expenses	75,229	67,055	145,264	129,638

Operating loss	(24,006)	(11,305)	(46,007)	(26,802)
Financial income (expenses), net	65	(811)	(63)	167

Loss before income taxes	(23,941)	(12,116)	(46,070)	(26,635)
Income taxes	(547)	(567)	(1,057)	(1,094)

Net loss	$(24,488)	$(12,683)	$(47,127)	$(27,729)

Net loss per share of common stock, basic and diluted	$(0.81)	$(0.44)	$(1.57)	$(0.97)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	30,284,421	28,920,314	30,058,593	28,643,542

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(24,488)	$(12,683)	$(47,127)	$(27,729)

Other comprehensive income (loss):
Unrealized income on marketable securities, net of tax	31	27	50	18
Gains (losses) on marketable securities reclassified into earnings, net of tax	3	(8)	(6)	(7)
	34	19	44	11

Unrealized income (loss) on derivative instruments, net of tax	832	(1,832)	3,316	(3,885)
Losses on derivative instruments reclassified into earnings, net of tax	80	948	531	900
	912	(884)	3,847	(2,985)
Total other comprehensive income (loss)	946	(865)	3,891	(2,974)

Comprehensive loss	$(23,542)	$(13,548)	$(43,236)	$(30,703)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2017	28,146,162	28	223,868	136	(109,390)	114,642
Stock-based compensation expense	—	—	6,927	—	—	6,927
Common stock issued under employee stock plans, net	602,469	1	1,065	—	—	1,066
Unrealized losses on derivative instruments	—	—	—	(2,101)	—	(2,101)
Unrealized losses on available for sale securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(15,046)	(15,046)
Balance as of March 31, 2018	28,748,631	29	231,860	(1,973)	(124,436)	105,480
Stock-based compensation expense	—	—	8,848	—	—	8,848
Common stock issued under employee stock plans, net	469,399	—	3,026	—	—	3,026
Unrealized losses on derivative instruments	—	—	—	(884)	—	(884)
Unrealized gains on available for sale securities	—	—	—	19	—	19
Net loss	—	—	—	—	(12,683)	(12,683)
Balance as of June 30, 2018	29,218,030	29	243,734	(2,838)	(137,119)	103,806

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2018	29,576,880	$30	$266,941	$(3,633)	$(137,968)	$125,370
Stock-based compensation expense	—	—	8,961	—	—	8,961
Common stock issued under employee stock plans, net	686,357	—	(4,642)	—	—	(4,642)
Unrealized gains on derivative instruments	—	—	—	2,935	—	2,935
Unrealized gains on available for sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(22,639)	(22,639)
Balance as of March 31, 2019	30,263,237	$30	$271,260	$(688)	$(160,607)	$109,995
Stock-based compensation expense	—	—	14,796	—	—	14,796
Common stock issued under employee stock plans, net	63,790	—	(1,055)	—	—	(1,055)
Unrealized gains on derivative instruments	—	—	—	912	—	912
Unrealized gains on available for sale securities	—	—	—	34	—	34
Net loss	—	—	—	—	(24,488)	(24,488)
Balance as of June 30, 2019	30,327,027	$30	$285,001	$258	$(185,095)	$100,194

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(47,127)	$(27,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,816	1,626
Stock-based compensation	23,757	15,775
Amortization of deferred commissions	7,136	6,441
Amortization of operating lease right-of-use asset	2,837	—
Capital loss (gain) from disposal of fixed assets	24	(2)

Changes in assets and liabilities:
Trade receivables	37,660	34,203
Prepaid expenses and other current assets	(1,904)	(3,566)
Deferred commissions	(8,543)	(5,824)
Other long term assets	7	16
Trade payables	(321)	1,264
Accrued expenses and other short term liabilities	(4,571)	217
Deferred revenues	(9,019)	(2,164)
Other long term liabilities	201	126
Net cash provided by operating activities	2,953	20,383

Cash flows from investing activities:
Decrease (increase) in short-term deposits	29,154	(5,088)
Decrease (increase) in marketable securities	3,925	(78)
Increase in long-term deposits	(15)	(318)
Proceeds from sale of property and equipment	10	2
Purchase of property and equipment	(9,878)	(2,072)
Net cash provided by (used in) investing activities	23,196	(7,554)

Cash flows from financing activities:
Proceeds (withholdings) from employee stock plans, net	(5,697)	4,091
Net cash provided (used in) by financing activities	(5,697)	4,091
Increase in cash, cash equivalents and restricted cash	20,452	16,920
Cash, cash equivalents and restricted cash at beginning of period	48,707	57,236
Cash, cash equivalents and restricted cash at end of period	$69,159	$74,156

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,146	$486
Net lease liabilities arising from obtaining right-of-use assets	$6,224	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-     GENERAL

a.	Description of Business:

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

Effective as of January 1, 2019, the Company adopted Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”) using the modified retrospective approach. For information regarding ASU 2016-02, please refer to Note 3.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Deferred revenues do not include multi-year subscription contracts with an automatic renewal component for which the associated revenues have not been recognized and the customers have not yet been invoiced. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $57,064 for the six months ended June 30, 2019.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2018 and for the six months ended June 30, 2019, there were no returns from this reseller.

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

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecasted to be incurred in currencies other than the U.S. dollar. A majority of the Company’s revenues and operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the New Israeli Shekel (“NIS”).

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of June 30, 2019 (unaudited)		Liabilities as of December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in other current assets and accrued expenses and other short term liabilities	$40,768	$197	$75,153	$(3,628)
Foreign exchange forward contract derivatives for monetary items included in other current assets and accrued expenses and other short term liabilities	$22,906	$31	$29,162	$(18)

For the three and six months ended June 30, 2019, the unaudited consolidated statements of operations reflect a loss of $80 and $531, respectively, related to the effective portion of the cash flow hedges. For the three and six months ended June 30, 2018, the unaudited consolidated statements of operations reflect a loss of $948 and $900, respectively, related to the effective portion of the cash flow hedges. Any ineffective portion of the cash flow hedges is recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized in financial income (expenses), net for the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019, the unaudited consolidated statements of operations reflect a gain of $90 and $484, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. The Company did not enter into any transactions related to the Fair Value Hedging Program for the three and six months ended June 30, 2018.

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

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three months to be short-term deposits. Investments are available to be used for current operations and are, therefore, classified as current assets even though maturities may extend beyond one year. Cash equivalents, marketable securities and short-term deposits are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income (expenses), net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and short-term deposits consist of the following (in thousands):

	As of June 30, 2019
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$11,080	$—	$—	$11,080
Total	$11,080	$—	$—	$11,080

Marketable securities
US Treasury securities	$35,806	$39	$—	$35,845
Total	$35,806	$39	$—	$35,845

Short-term deposits
Term bank deposits	$41,328	$—	$—	$41,328
Total	$41,328	$—	$—	$41,328

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$2,594	$—	$—	$2,594
Total	$2,594	$—	$—	$2,594

Marketable securities
US Treasury securities	$39,776	$ *)	$(6)	$39,770
Total	$39,776	$ *)	$(6)	$39,770

Short-term deposits
Term bank deposits	$70,438	$—	$—	$70,438
Total	$70,438	$—	$—	$70,438

*) Represents an amount lower than $1

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of June 30, 2019 and December 31, 2018.

The gross unrealized loss related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expenses), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

g.	Restricted Cash:

The following table provides a reconciliation of cash and cash equivalents and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
	(unaudited)
Cash and cash equivalents	$69,159	$73,636
Long term restricted cash included in other assets	—	520
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$69,159	$74,156

h.	Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA, which the Company has extended a number of times. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of June 30, 2019, that rate amounted to 5.55%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2019, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

i.	Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, “Leases” ("ASC 842"), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under the prior guidance (ASC 840). The new standard requires lessors to account for leases using an approach that is substantially equivalent to ASC 840 guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases".

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

NOTE 2:-     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended June 30, 2019.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	As of June 30, 2019 (unaudited)				As of December 31, 2018
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	11,080	—	—	11,080	2,594	—	—	2,594
Marketable securities:
US Treasury securities	35,845	—	—	35,845	39,770	—	—	39,770
Other current assets:
Forward foreign exchange contracts	—	228	—	228	—	—	—	—
Financial liabilities:
Accrued expenses and other short term liabilities:
Forward foreign exchange contracts	—	—	—	—	—	(3,647)	—	(3,647)
Total financial assets (liabilities)	$46,925	$228	$—	$47,153	$42,364	$(3,647)	$—	$38,717

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

The Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms less than 12 months. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases. This will result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability being greater than if the policy election was not applied.

Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right of use asset and lease liability.

The right-of-use asset and lease liability are initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate based on the information available at the date of adoption in determining the present value of the lease payments. The Company's incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.

Some of the real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease adoption. Additional payments based on the change in an index or rate are recorded as a period expense when incurred.

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Its lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities as of June 30, 2019:

June 30, 2019
(unaudited)
Operating right-of-use assets	$59,390

Operating lease liabilities, current	$5,772
Operating lease liabilities long-term	59,842
Total operating lease liabilities	$65,614

Operating lease liabilities, current are included within accrued expenses and other short term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of June 30, 2019, are as follows:

June 30, 2019
(unaudited)
2019	$2,859
2020	10,698
2021	9,040
2022	9,051
2023	8,855
Thereafter	38,387

Total undiscounted lease payments	$78,890

Less: Interest	(13,276)

Present value of lease liabilities	$65,614

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2019:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	8.76

Weighted average discount rate	4.01%

Total rent expenses for the six months ended June 30, 2019 and 2018 were $3,303 and $2,641, respectively.

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

A summary of employees’ stock options activities during the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30, 2019 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2019	709,668	$17.941	$24,810	4.513
Granted	—	$—
Exercised	(172,923)	$7.923
Forfeited	—	$—

Options outstanding as of June 30, 2019	536,745	$21.168	$21,884	4.797

Options exercisable as of June 30, 2019	528,411	$21.236	$21,509	4.768

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the six months ended June 30, 2019 was $8,570.

b. The options outstanding as of June 30, 2019 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of June 30, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of June 30, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

	$1.576		8,470	0.662	$1.576	8,470	0.662	$1.576
$6.230	—	8.800	11,856	2.496	$8.084	11,856	2.496	$8.084
$12.470	—	16.870	141,925	4.540	$14.082	133,591	4.409	$13.866
$19.510	—	21.660	191,452	5.059	$21.168	191,452	5.059	$21.168
$22.010	—	24.230	81,920	4.784	$22.381	81,920	4.784	$22.381
	$29.880		61,705	5.649	$29.880	61,705	5.649	$29.880
	$39.860		39,417	4.729	$39.860	39,417	4.729	$39.860

			536,745	4.797	$21.168	528,411	4.768	$21.236

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of June 30, 2019 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,000	$21.140	4,000	August 2023
March 2014	5,550	$39.860	5,550	March 2024
May 2014	3,700	$22.010	3,700	May 2024
November 2014	5,468	$21.660	5,468	November 2024
May 2015	1,137	$19.510	1,137	May 2025
February 2016	2,138	$16.870	1,720	February 2026

	23,493		23,075

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2019 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2019	2,440,027	$40.00
Granted	1,220,534	$57.24
Vested	(688,993)	$35.73
Forfeited	(219,314)	$44.53
Unvested balance – June 30, 2019	2,752,254	$48.39

e. As of June 30, 2019, there was $117,850 and $54 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and stock options, respectively. This cost is expected to be recognized over a period of 2.791 years and 0.594 years for restricted stock units and stock options, respectively.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited) (in thousands)		(unaudited) (in thousands)

Cost of revenues	$772	$468	$1,330	$830
Research and development	3,520	2,978	6,198	5,083
Sales and marketing	3,640	3,648	7,083	6,749
General and administrative	6,864	1,754	9,146	3,113

Total	$14,796	$8,848	$23,757	$15,775

For the three and six months ended June 30, 2019, general and administrative expenses included a charge from certain changes that the Company made to the structure of Chief Executive Officer's equity compensation in June 2019, as previously disclosed by the Company.

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,312,492 and 3,463,645 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
North America	$39,984	$38,441	$77,833	$70,061
EMEA (*)	17,553	21,481	33,952	41,828
Rest of World	2,084	2,268	4,196	3,829

Total revenues	$59,621	$62,190	$115,981	$115,718

(*)       Sales to customers in France accounted for $6,522 and $6,504 of the Company’s revenues for the three months ended June 30, 2019 and 2018, respectively. Sales to customers in the United Kingdom did not exceed 10% of total revenues for the three months ended June 30, 2019 and accounted for $7,111 of the Company’s revenues for the three months ended June 30, 2018. Sales to customers in France accounted for $12,763 and $13,259 of the Company’s revenues for the six months ended June 30, 2019 and 2018, respectively. Sales to customers in the United Kingdom did not exceed 10% of total revenues for the six months ended June 30, 2019 and accounted for $12,805 of the Company’s revenues for the six months ended June 30, 2018.

	June 30, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$12,564	$7,612
Israel	9,890	7,834
France	1,113	1,243
Other	784	634

	$24,351	$17,323

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, governance, compliance, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

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

In the first quarter of 2019, we introduced updates to our existing products to include new dashboards to highlight cloud, Active Directory and GDPR security risks so that customers can easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations. We extended our cloud support to include Box; added threat intelligence to our security insights; built incident response playbooks directly into the UI; and made usability and performance improvements. In the second quarter of 2019, we added classification functionality to help enterprises automatically discover and classify data that falls under the California Consumer Privacy Act, or CCPA, which goes into effect on January 1, 2020.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in customers deploying our platform for numerous use cases in security, IT, operations and business personnel. We currently have six product families, and, as of June 30, 2019 and 2018, approximately 74% and 71% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of June 30, 2019 and 2018, approximately 42% and 38% of our customers, respectively, had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the three months ended June 30, 2019 and 2018 was over 90%. Our key strategies to maintain our maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of June 30, 2019, we had approximately 6,800 customers, spanning leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, media and entertainment, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For each of the three and six months ended June 30, 2019, approximately 67% of our revenues were derived from North America, while Europe, the Middle East and Africa (“EMEA") accounted for approximately 29% of our revenues and Rest of World (“ROW”) accounted for approximately 4% of our revenues. Growth in North America was 4% and 11% for the three and six months ended June 30, 2019 as compared to the comparable period in the prior year. We expect sales growth in North America and international expansion to be key components of our growth strategy, and we will continue to market our products and services in international markets.

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

We derive revenues from subscription sales and perpetual license sales of our products, services, including initial maintenance contracts associated with perpetual licenses and professional services, and renewals. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. While historically fees from subscription licenses comprised an insignificant amount of our revenues, we expect that over the next several years revenues from subscription licenses will become a more significant portion of our total revenues as we continue to transition to a subscription-based business model. As a result, we expect subscription revenues to comprise a larger proportion of our total revenues in the future, resulting in revenues that are more recurring and predictable.

Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. As of June 30, 2019 and 2018, 100.0% of our customers had purchased DatAdvantage; 52.3% and 48.8% of our customers, respectively, had purchased DatAlert; 51.2% and 46.6% of our customers, respectively, had purchased Data Classification Engine; 15.5% and 15.8% of our customers, respectively, had purchased DataPrivilege; 8.2% and 7.2% of our customers, respectively, had purchased Data Transport Engine; and 2.0% and 1.7% of our customers, respectively, had purchased DatAnswers. As of June 30, 2019 and 2018, 25.7% and 28.7% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. Perpetual license sales accounted for 19.3% and 23.3% of our total revenues for the three and six months ended June 30, 2019 compared to 51.9% and 48.7% of our total revenues for the three and six months ended June 30, 2018. Subscription licenses accounted for 24.9% and 18.8% of our total revenues for the three and six months ended June 30, 2019 compared to 2.1% and 2.0% of our total revenues for the three and six months ended June 30, 2018. Subscription licenses accounted for 56.3% and 44.7% of our license revenues for the three and six months ended June 30, 2019 compared to 3.8% and 4.0% of our license revenues for the three and six months ended June 30, 2018. We expect that over the next several years revenues from subscription licenses will become an even more significant portion of our total revenues as we continue our transition to a subscription-based business model.

We have achieved significant growth and scale since inception under a perpetual business model. In the first quarter of 2019, we announced our transition to a subscription-based business model. For the three months ended June 30, 2019 and 2018, subscription revenues were $14.8 million and $1.3 million, respectively, representing year-over-year growth of 1,049% and providing us with revenues that are more recurring and predictable. For the six months ended June 30, 2019 and 2018, subscription revenues were $21.8 million and $2.4 million, respectively, representing year-over-year growth of 825%. For the three months ended June 30, 2019 and 2018, our total revenues were $59.6 million and $62.2 million, respectively. For the six months ended June 30, 2019 and 2018, our total revenues were $116.0 million and $115.7 million, respectively. For the three months ended June 30, 2019 and 2018, we had operating losses of $24.0 million and $11.3 million and net losses of $24.5 million and $12.7 million, respectively. For the six months ended June 30, 2019 and 2018, we had operating losses of $46.0 million and $26.8 million and net losses of $47.1 million and $27.7 million, respectively.

Components of Operating Results

Transition to Subscription-Based Business Model

In the first quarter of 2019, we announced our transition to a subscription-based business model which, due to shifts in the mix of perpetual and subscription licenses, could produce significant variation in the reported revenues for a given period. In order to normalize between perpetual revenues and subscription revenues, we have defined a conversion factor of approximately 2.2 whereby subscription revenues are multiplied by the conversion factor to yield the equivalent perpetual revenues. We arrived at the conversion factor of approximately 2.2 by considering many variables, including perpetual price list, average discount levels provided on perpetual deals, mix of new and upsell revenues and number of users and licenses sold. This conversion factor of approximately 2.2 was calculated for the three months ended June 30, 2019, and we expect it to vary between 2.2-2.5 for the year ended 2019 based on a number of variables.

Annual recurring revenues (“ARR”) is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of June 30, 2019 and 2018, ARR was $155.2 million and $111.9 million, respectively, an increase of 39% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues, which can be impacted by contract start and end dates and renewal rates. We expect ARR to increase as we continue our transition to a subscription-based business model, but we could encounter significant variations in ARR in a given period due to the shifts in the mix of perpetual and subscription licenses.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high annual retention of existing customers; however, we do expect that with our transition to a subscription-based model, our maintenance revenues will not continue to increase. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the six months ended June 30, 2019 and 2018 has been over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended June 30, 2019
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	19.3%	51.9%
Subscriptions	24.9	2.1
Maintenance and services	55.8	46.0
Total revenues	100.0%	100.0%

	Three Months Ended June 30, 2019
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	43.7%	96.2%
Subscriptions	56.3%	3.8%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

	Six Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	23.3%	48.7%
Subscriptions	18.8	2.0
Maintenance and services	57.9	49.3
Total revenues	100.0%	100.0%

	Six Months Ended June 30, 2019
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	55.3%	96.0%
Subscriptions	44.7%	4.0%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of June 30, 2019, we had approximately 6,800 customers across a broad array of company sizes and industries located in 80 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation of equipment. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we increase our professional services and customer success teams that support our transition to a subscription-based business model.

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

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $0.3 million as of June 30, 2019 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2019 and 2018 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2019	2018
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Perpetual licenses	$11,514	$32,270
Subscriptions	14,837	1,291
Maintenance and services	33,270	28,629
Total revenues	59,621	62,190
Cost of revenues	8,398	6,440
Gross profit	51,223	55,750
Operating costs and expenses:
Research and development	19,722	17,717
Sales and marketing	41,656	41,349
General and administrative	13,851	7,989
Total operating expenses	75,229	67,055
Operating loss	(24,006)	(11,305)
Financial income (expenses), net	65	(811)
Loss before income taxes	(23,941)	(12,116)
Income taxes	(547)	(567)
Net loss	$(24,488)	$(12,683)

	Three Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Perpetual licenses	19.3%	51.9%
Subscriptions	24.9	2.1
Maintenance and services	55.8	46.0
Total revenues	100.0	100.0
Cost of revenues	14.1	10.4
Gross profit	85.9	89.6
Operating costs and expenses:
Research and development	33.1	28.5
Sales and marketing	69.9	66.5
General and administrative	23.2	12.8
Total operating expenses	126.2	107.8

Operating loss	(40.3)	(18.2)
Financial income (expenses), net	0.1	(1.3)
Loss before income taxes	(40.2)	(19.5)
Income taxes	(0.9)	(0.9)
Net loss	(41.1)%	(20.4)%

Revenues

	Three Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Revenues:
Perpetual licenses	$11,514	$32,270	(64.3)%
Subscriptions	14,837	1,291	1,049.3%
Maintenance and services	33,270	28,629	16.2%
Total revenues	$59,621	$62,190	(4.1)%

	Three Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	19.3%	51.9%
Subscriptions	24.9%	2.1%
Maintenance and services	55.8%	46.0%
Total revenues	100.0%	100.0%

	Three Months Ended June 30,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	43.7%	96.2%
Subscriptions	56.3%	3.8%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a decline in perpetual license revenues and total revenues for the three months ended June 30, 2019; however, our subscription revenues increased significantly from $1.3 million for the three months ended June 30, 2018 to $14.8 million for the three months ended June 30, 2019. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than what we historically sold with perpetual license sales. For the three months ended June 30, 2019 and 2018, we added 162 and 227 new customers, respectively. ARR was $155.2 million and $111.9 million as of June 30, 2019 and 2018, respectively, representing an increase of 39%. As of June 30, 2019 and 2018, we had approximately 6,800 and approximately 6,200 customers, respectively. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base but could show slower growth going forward due to our accelerated transition to a subscription business. In each of the three months ended June 30, 2019 and 2018, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2019, 49% was attributable to revenues from new customers, and 51% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended June 30, 2018, 58% was attributable to revenues from new customers, and 42% was attributable to revenues from existing customers. As of June 30, 2019 and 2018, 74% and 71% of our customers, respectively, had purchased products in two or more families. As of June 30, 2019 and 2018, 42% and 38% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Cost of revenues	$8,398	$6,440	30.4%

	Three Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Total gross margin	85.9%	89.6%

The increase in cost of revenues was primarily related to an increase of $1.5 million in salaries and benefits and stock based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription based business and support personnel to support our high maintenance renewal rate and a $0.3 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$19,722	$17,717	11.3%
Sales and marketing	41,656	41,349	0.7%
General and administrative	13,851	7,989	73.4%
Total operating expenses	$75,229	$67,055	12.2%

	Three Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	33.1%	28.5%
Sales and marketing	69.9%	66.5%
General and administrative	23.2%	12.8%
Total operating expenses	126.2%	107.8%

The increase in research and development expenses was primarily related to an increase of $1.6 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.4 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was due to a $1.3 million increase in benefits expense from higher commissions on customer orders primarily related to the transition to a subscription based business and a $0.5 million increase related to facilities and allocated overhead costs. This was partially offset by a $1.5 million decrease in salaries and stock based compensation expense due to leverage within the sales force.

The increase in general and administrative expenses was primarily related to an increase of $5.4 million in salaries and benefits and stock based compensation expense that was impacted by certain changes that we made to the structure of the Chief Executive Officer's equity compensation in June 2019, as we previously disclosed, and increased headcount to support the overall growth of our business. We do not expect to incur any net incremental cost for fiscal 2019 from the compensation modifications involved in the restructuring of management equity compensation.

Financial Income (Expenses), Net

	Three Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$65	$(811)	(108.0)%

Financial income, net for the three months ended June 30, 2019 was primarily due to interest income. Financial expenses, net for the three months ended June 30, 2018 was primarily due to foreign currency losses.

Income Taxes

	Three Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Income taxes	$(547)	$(567)	3.5%

Income taxes for the three months ended June 30, 2019 and 2018 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2019 and 2018 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2019	2018
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Perpetual licenses	$27,035	$56,356
Subscriptions	21,842	2,362
Maintenance and services	67,104	57,000
Total revenues	115,981	115,718
Cost of revenues	16,724	12,882
Gross profit	99,257	102,836
Operating costs and expenses:
Research and development	38,490	33,259
Sales and marketing	83,652	81,321
General and administrative	23,122	15,058
Total operating expenses	145,264	129,638
Operating loss	(46,007)	(26,802)
Financial income (expenses), net	(63)	167
Loss before income taxes	(46,070)	(26,635)
Income taxes	(1,057)	(1,094)
Net loss	$(47,127)	$(27,729)

	Six Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Perpetual licenses	23.3%	48.7%
Subscriptions	18.8	2.0
Maintenance and services	57.9	49.3
Total revenues	100.0	100.0
Cost of revenues	14.4	11.1
Gross profit	85.6	88.9
Operating costs and expenses:
Research and development	33.2	28.8
Sales and marketing	72.1	70.3
General and administrative	19.9	13.0
Total operating expenses	125.2	112.1

Operating loss	(39.6)	(23.2)
Financial income (expenses), net	(0.1)	0.2
Loss before income taxes	(39.7)	(23.0)
Income taxes	(0.9)	(1.0)
Net loss	(40.6)%	(24.0)%

Revenues

	Six Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Revenues:
Perpetual licenses	$27,035	$56,356	(52.0)%
Subscriptions	21,842	2,362	824.7%
Maintenance and services	67,104	57,000	17.7%
Total revenues	$115,981	$115,718	0.2%

	Six Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	23.3%	48.7%
Subscriptions	18.8%	2.0%
Maintenance and services	57.9%	49.3%
Total revenues	100.0%	100.0%

	Six Months Ended June 30, 2019
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	55.3%	96.0%
Subscriptions	44.7%	4.0%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a decline in perpetual license revenues for the six months ended June 30, 2019; however, our subscription revenues increased significantly from $2.4 million for the six months ended June 30, 2018 to $21.8 million for the six months ended June 30, 2019. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than what we historically sold with perpetual license sales. For the six months ended June 30, 2019 and 2018, we added 295 and 410 new customers, respectively. ARR was $155.2 million and $111.9 million as of June 30, 2019 and 2018, respectively, representing an increase of 39%. As of June 30, 2019 and 2018, we had approximately 6,800 and approximately 6,200 customers, respectively. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the six months ended June 30, 2019 and 2018, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2019, 47% was attributable to revenues from new customers, and 53% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the six months ended June 30, 2018, 55% was attributable to revenues from new customers, and 45% was attributable to revenues from existing customers. As of June 30, 2019 and 2018, 74% and 71% of our customers, respectively, had purchased products in two or more families. As of June 30, 2019 and 2018, 42% and 38% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Cost of revenues	$16,724	$12,882	29.8%

	Six Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Total gross margin	85.6%	88.9%

The increase in cost of revenues was primarily related to an increase of $3.1 million in salaries and benefits and stock based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription based business and support personnel to support our high maintenance renewal rate and a $0.6 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Six Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$38,490	$33,259	15.7%
Sales and marketing	83,652	81,321	2.9%
General and administrative	23,122	15,058	53.6%
Total operating expenses	$145,264	$129,638	12.1%

	Six Months Ended June 30,
	2019	2018
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	33.2%	28.8%
Sales and marketing	72.1%	70.3%
General and administrative	19.9%	13.0%
Total operating expenses	125.2%	112.1%

The increase in research and development expenses was primarily related to an increase of $4.4 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.8 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $0.5 million increase in salaries and benefits and stock based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. Of the remainder, $1.6 million was related to facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $7.5 million in salaries and benefits and stock based compensation expense that was impacted by certain changes that we made to the structure of the Chief Executive Officer's equity compensation in June 2019, as we previously disclosed, and increased headcount to support the overall growth of our business. We do not expect to incur any net incremental cost for fiscal 2019 from the compensation modifications involved in the restructuring of management equity compensation.

Financial Income (Expenses), Net

	Six Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$(63)	$167	(137.7)%

Financial expenses, net for the six months ended June 30, 2019 was primarily due to foreign currency losses. Financial income, net for the six months ended June 30, 2018 was primarily due to interest income.

Income Taxes

	Six Months Ended June 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Income taxes	$(1,057)	$(1,094)	3.4%

Income taxes for the six months ended June 30, 2019 and 2018 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2019	2018
	(unaudited) (in thousands)
Net cash provided by operating activities	$2,953	$20,383
Net cash provided by (used in) investing activities	23,196	(7,554)
Net cash provided by (used in) financing activities	(5,697)	4,091
Increase in cash, cash equivalents and restricted cash	$20,452	$16,920

On June 30, 2019, our cash and cash equivalents, marketable securities and short-term deposits of $146.3 million were held for working capital purposes and were invested primarily in short-term deposits. We intend to increase our investment in capital expenditures in 2019 to support the growth in our business and operations mainly with leasehold improvements in our North Carolina and Israel offices. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate and mix of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the six months ended June 30, 2019, cash inflows from our operating activities were $3.0 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is a negative sequential revenue growth in the first quarter which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the six months ended June 30, 2019, sources of cash inflows were from changes in our working capital, including a $37.7 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2019 was 74. Additional sources of cash inflows were from a $0.2 million increase in other long term liabilities. This was partially offset by $10.6 million from our net loss excluding non-cash charges, a $10.4 million increase in prepaid expenses and other current assets (including deferred commissions), a $9.0 million decrease in deferred revenues, a $4.6 million decrease in accrued expenses and other liabilities and a $0.3 million decrease in trade payables.

For the six months ended June 30, 2018, cash inflows from our operating activities were $20.4 million. For the six months ended June 30, 2018, sources of cash inflows were from changes in our working capital, including a $34.2 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2018 were 58 and 60, respectively. Additional sources of cash inflows were from a $1.3 million increase in trade payables. This was partially offset by our net loss excluding non-cash charges of $3.9 million. Our net loss was primarily driven by increased headcount of our sales and research and development personnel. Additional sources of cash outflows included a $9.4 million increase in prepaid expenses and other current assets (including deferred commissions) and a $2.2 million decrease in deferred revenues.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sale and purchases of short-term deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2019, net cash provided by investing activities of $23.2 million was primarily attributable to a $33.1 million decrease in deposits and marketable securities partially offset by $9.9 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the six months ended June 30, 2018, net cash used in investing activities of $7.6 million was primarily attributable to a $5.5 million increase in short-term deposits and long-term investments and $2.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the six months ended June 30, 2019 and 2018, net cash used in financing activities of $5.7 million and net cash provided by financing activities of $4.1 million, respectively, was attributable to net proceeds (withholdings) from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA, which we have extended a number of times. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of June 30, 2019, that rate amounted to 5.55%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2019, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2019 for the upcoming years were as follows:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations	$2,859	$10,698	$9,040	$9,051	$8,855	$38,387	$78,890

We have obligations related to unrecognized tax benefit liabilities totaling $1.4 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one third of our revenues for the three months ended June 30, 2019 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $146.3 million as of June 30, 2019. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of June 30, 2019, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $74.6 million in 2013 to $270.3 million in 2018. Our number of employees and independent contractors increased from 573 as of December 31, 2013 to 1,448 as of June 30, 2019. During this period, we also established and expanded our operations in a number of countries outside the United States and in additional locations within the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We started our transition to a subscription-based software company in 2019 but still offer the perpetual license option. Under a subscription, customers pay a periodic fee for the right to use our software and receive maintenance which is generally at a price less than the perpetual license option. Revenues from perpetual and subscription licenses are generally recognized upon purchase. A significant portion of our customers have elected to purchase our solutions as subscriptions rather than under perpetual licenses. As a result, our license revenues have declined. Our maintenance and services revenues (which comprises a significant portion of our revenues) might also decrease due to support services being included in the subscription offering.

We may not be able to predict subscription renewal rates and their impact on our future revenues and operating results.

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when or as we expect. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

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

Our future growth also depends upon expanding sales of our products to existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Additionally, while a majority of our software is currently licensed and sold under perpetual license agreements, we also enter into subscription license agreements with our customers and are currently transitioning to a subscription-based business model. Due to the differences in average annual spending per customer, applied to perpetual licenses versus subscription sales, shifts in the mix of subscription licenses could produce significant variation in the revenues we recognize in a given period.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $47.1 million for the six months ended June 30, 2019 and net losses of $28.6 million and $13.8 million in each of the years ended December 31, 2018 and 2017, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately one-third of our revenues in 2018 and for the six months ended June 30, 2019, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and subscription licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their maintenance and support agreements or subscription licenses with us after the initial terms have expired. For example, our maintenance renewal rate for each of the years ended December 31, 2018 and 2017 and for the six months ended June 30, 2019 was over 90%. Customer satisfaction will become even more important as we shift more of our licensing to subscription license agreements.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2018 and for the six months ended June 30, 2019, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

In 2018 and for the six months ended June 30, 2019, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of July 18, 2019, we had 67 issued patents in the United States and 33 pending U.S. patent applications. We also had 34 patents issued and 73 applications pending for examination in non-U.S. jurisdictions, and three pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, California recently enacted the CCPA that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2018 and for the six months ended June 30, 2019, approximately 62% and 67%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $83.10 through July 26, 2019. On July 26, 2019, the closing price of our common stock was $71.21. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of June 30, 2019, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.3 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

10.1(3)†
Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Plan, dated February 14, 2019, between Yakov Faitelson and the Company

10.2(4)†
Amended and Restated Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Plan, dated June 25, 2019, between Yakov Faitelson and the Company

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

†	Indicates management contract or compensatory plan or arrangement.
*
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
(3)
Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019 (the “Company’s June 2019 Form 8-K") and incorporated herein by reference.

(4)	Filed as Exhibit 10.3 to the Company’s June 2019 Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

July 30, 2019	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

July 30, 2019	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1(3)†
Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Plan, dated February 14, 2019, between Yakov Faitelson and the Company

10.2(4)†
Amended and Restated Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Plan, dated June 25, 2019, between Yakov Faitelson and the Company

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Cash Flows and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail

____________

†	Indicates management contract or compensatory plan or arrangement.
*
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
(3)
Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019 (the “Company’s June 2019 Form 8-K") and incorporated herein by reference.

(4)	Filed as Exhibit 10.3 to the Company’s June 2019 Form 8-K and incorporated herein by reference.