Form 10-Q
period 2019-09-30
VARONIS SYSTEMS INC
filed 2019-10-30
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 25, 2019, there were 30,484,432 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,984	$48,707
Marketable securities	41,397	39,770
Short-term deposits	37,000	70,438
Trade receivables (net of allowance for doubtful accounts of $645 and $483 at September 30, 2019 and December 31, 2018, respectively)	51,866	83,223
Prepaid expenses and other current assets	15,050	16,952
Total current assets	198,297	259,090

Long-term assets:
Other assets	15,621	8,565
Operating lease right-of-use asset	57,046	—
Property and equipment, net	27,188	17,323
Total long-term assets	99,855	25,888
Total assets	$298,152	$284,978

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,999	$2,620
Accrued expenses and other short-term liabilities	53,694	55,991
Deferred revenues	76,978	87,729
Total current liabilities	133,671	146,340

Long-term liabilities:
Deferred revenues	5,489	6,487
Operating lease liability	58,667	—
Other liabilities	2,555	6,781
Total long-term liabilities	66,711	13,268

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2019 and December 31, 2018; Issued and outstanding: 30,482,452 shares at September 30, 2019 and 29,576,880 shares at December 31, 2018	30	30
Accumulated other comprehensive income (loss)	771	(3,633)
Additional paid-in capital	299,051	266,941
Accumulated deficit	(202,082)	(137,968)
Total stockholders’ equity	97,770	125,370
Total liabilities and stockholders’ equity	$298,152	$284,978

 The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Perpetual licenses	$8,269	$33,432	$35,304	$89,789
Subscriptions	23,327	2,539	45,169	4,901
Maintenance and services	34,053	31,081	101,157	88,080
Total revenues	65,649	67,052	181,630	182,770

Cost of revenues	8,768	7,052	25,492	19,934

Gross profit	56,881	60,000	156,138	162,836

Operating costs and expenses:
Research and development	20,400	17,267	58,890	50,526
Sales and marketing	42,117	40,792	125,769	122,113
General and administrative	10,339	8,774	33,461	23,832
Total operating expenses	72,856	66,833	218,120	196,471

Operating loss	(15,975)	(6,833)	(61,982)	(33,635)
Financial income (expenses), net	(482)	99	(545)	266

Loss before income taxes	(16,457)	(6,734)	(62,527)	(33,369)
Income taxes	(530)	(583)	(1,587)	(1,677)

Net loss	$(16,987)	$(7,317)	$(64,114)	$(35,046)

Net loss per share of common stock, basic and diluted	$(0.56)	$(0.25)	$(2.13)	$(1.21)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	30,380,154	29,281,701	30,167,161	28,859,156

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(16,987)	$(7,317)	$(64,114)	$(35,046)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(13)	6	37	33
Gains (losses) on marketable securities reclassified into earnings, net of tax	4	(4)	(2)	(20)
	(9)	2	35	13

Unrealized income (loss) on derivative instruments, net of tax	883	(100)	4,199	(3,985)
Losses (gains) on derivative instruments reclassified into earnings, net of tax	(361)	1,194	170	2,094
	522	1,094	4,369	(1,891)
Total other comprehensive income	513	1,096	4,404	(1,878)

Comprehensive loss	$(16,474)	$(6,221)	$(59,710)	$(36,924)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2017	28,146,162	28	223,868	136	(109,390)	114,642
Stock-based compensation expense	—	—	6,927	—	—	6,927
Common stock issued under employee stock plans, net	602,469	1	1,065	—	—	1,066
Unrealized losses on derivative instruments	—	—	—	(2,101)	—	(2,101)
Unrealized losses on available for sale securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(15,046)	(15,046)
Balance as of March 31, 2018	28,748,631	29	231,860	(1,973)	(124,436)	105,480
Stock-based compensation expense	—	—	8,848	—	—	8,848
Common stock issued under employee stock plans, net	469,399	—	3,026	—	—	3,026
Unrealized losses on derivative instruments	—	—	—	(884)	—	(884)
Unrealized gains on available for sale securities	—	—	—	19	—	19
Net loss	—	—	—	—	(12,683)	(12,683)
Balance as of June 30, 2018	29,218,030	29	243,734	(2,838)	(137,119)	103,806
Stock-based compensation expense	—	$—	$8,399	$—	$—	$8,399
Common stock issued under employee stock plans, net	206,245	$—	$4,078	$—	$—	$4,078
Unrealized gains on derivative instruments	—	$—	$—	$1,094	$—	$1,094
Unrealized gains on available for sale securities	—	$—	$—	$2	$—	$2
Net loss	—	$—	$—	$—	$(7,317)	$(7,317)
Balance as of September 30, 2018	29,424,275	29	256,211	(1,742)	(144,436)	110,062

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2018	29,576,880	$30	$266,941	$(3,633)	$(137,968)	$125,370
Stock-based compensation expense	—	—	8,961	—	—	8,961
Common stock issued under employee stock plans, net	686,357	—	(4,642)	—	—	(4,642)
Unrealized gains on derivative instruments	—	—	—	2,935	—	2,935
Unrealized gains on available for sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(22,639)	(22,639)
Balance as of March 31, 2019	30,263,237	$30	$271,260	$(688)	$(160,607)	$109,995
Stock-based compensation expense	—	—	14,796	—	—	14,796
Common stock issued under employee stock plans, net	63,790	—	(1,055)	—	—	(1,055)
Unrealized gains on derivative instruments	—	—	—	912	—	912
Unrealized gains on available for sale securities	—	—	—	34	—	34
Net loss	—	—	—	—	(24,488)	(24,488)
Balance as of June 30, 2019	30,327,027	$30	$285,001	$258	$(185,095)	$100,194
Stock-based compensation expense	—	—	11,022	—	—	11,022
Common stock issued under employee stock plans, net	155,425	—	3,028	—	—	3,028
Unrealized gains on derivative instruments	—	—	—	522	—	522
Unrealized losses on available for sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,987)	(16,987)
Balance as of September 30, 2019	30,482,452	30	299,051	771	(202,082)	97,770

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(64,114)	$(35,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,320	2,480
Stock-based compensation	34,779	24,174
Amortization of deferred commissions	10,530	9,718
Amortization of operating lease right-of-use asset	7,009	—
Capital loss (gain) from sale of fixed assets	24	(27)

Changes in assets and liabilities:
Trade receivables	31,357	22,658
Prepaid expenses and other current assets	(2,239)	(927)
Deferred commissions	(13,401)	(9,864)
Other long term assets	50	5
Trade payables	379	2,510
Accrued expenses and other short-term liabilities	(7,675)	1,922
Deferred revenues	(11,749)	(1,183)
Other long term liabilities	54	(155)
Net cash provided by (used in) operating activities	(10,676)	16,265

Cash flows from investing activities:
Decrease (increase) in short-term deposits	33,474	(10,213)
Increase in marketable securities	(1,627)	(120)
Increase in long-term deposits	(16)	(319)
Proceeds from sale of property and equipment	10	27
Purchase of property and equipment	(14,219)	(3,177)
Net cash provided by (used in) investing activities	17,622	(13,802)

Cash flows from financing activities:
Proceeds (withholdings) from employee stock plans, net	(2,669)	8,169
Net cash provided (used in) by financing activities	(2,669)	8,169
Increase in cash, cash equivalents and restricted cash	4,277	10,632
Cash, cash equivalents and restricted cash at beginning of period	48,707	57,236
Cash, cash equivalents and restricted cash at end of period	$52,984	$67,868

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,566	$561
Net lease liabilities arising from obtaining right-of-use assets	$8,908	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-     GENERAL

a.	Description of Business:

Varonis Systems, Inc. (“VSI” and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005.

VSI has ten wholly-owned subsidiaries: Varonis Systems Ltd. (“VSL”) incorporated under the laws of Israel on November 24, 2004; Varonis (UK) Limited (“VSUK”) incorporated under the laws of England on March 14, 2007; Varonis Systems (Deutschland) GmbH (“VSG”) incorporated under the laws of Germany on July 6, 2011; Varonis France SAS (“VSF”) incorporated under the laws of France on February 22, 2012; Varonis Systems Corp. (“VSC”) incorporated under the laws of British Columbia, Canada on February 19, 2013; Varonis Systems (Ireland) Limited ("VIRE") incorporated under the laws of Ireland on November 11, 2016; Varonis Systems (Australia) Pty Ltd (“VAUS”) incorporated under the laws of Victoria, Australia on February 28, 2017; Varonis Systems (Netherlands) B.V. ("VNL") incorporated under the laws of the Netherlands on March 13, 2018; Varonis U.S. Public Sector LLC ("VPS") incorporated under the laws of the State of Delaware on May 14, 2018; and Varonis Systems (Luxemburg) S.à r.l. (“VLUX”) incorporated under the laws of Luxembourg on August 5, 2019.

The Company’s software products and services allow enterprises to manage, analyze and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), DataPrivilege, Data Classification Engine (including Policy Pack and Data Classification Labels), Data Transport Engine and DatAnswers, the software platform allows enterprises to protect sensitive data from insider threats and cyberattacks, and realize the value of their enterprise data in ways that are not resource-intensive and easy to implement.

VSI and VPS market and sell products and services mainly in the United States. VSUK, VSG, VSF, VSC, VIRE, VAUS, VNL and VLUX resell the Company’s products and services mainly in the United Kingdom, Germany, France, Canada, Ireland, Australia, the Netherlands and Belgium and Luxembourg, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

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

Subscription software and perpetual license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred.

The Company recognizes revenues from maintenance of perpetual license sales ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the period.

Revenues from professional services consist mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or once the service term has expired.

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.  The license is distinct upon delivery as the customer can derive the economic benefit of the software without any professional services, updates or technical support. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract. For maintenance, the Company determines the standalone selling prices based on the price at which the Company separately sells a renewal contract. For professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells those services. For software licenses, the Company uses the residual approach to determine the standalone selling prices due to the lack of history of selling software license on a standalone basis and the highly variable sales price.

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Deferred revenues do not include multi-year subscription contracts with an automatic renewal component for which the associated revenues have not been recognized and the customers have not yet been invoiced. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $76,026 for the nine months ended September 30, 2019.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2018 and for the nine months ended September 30, 2019, there were no returns from this reseller.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of September 30, 2019 (unaudited)		Liabilities as of December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in other current assets and accrued expenses and other short term liabilities	$22,413	$731	$75,153	$(3,628)
Foreign exchange forward contract derivatives for monetary items included in other short term liabilities	$17,823	$(5)	$29,162	$(18)

For the three and nine months ended September 30, 2019, the unaudited consolidated statements of operations reflect a gain of $361 and a loss of $170, respectively, related to the effective portion of the cash flow hedges. For the three and nine months ended September 30, 2018, the unaudited consolidated statements of operations reflect a loss of $1,194 and $2,094, respectively, related to the effective portion of the cash flow hedges. Any ineffective portion of the cash flow hedges is recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized in financial income (expenses), net for the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019, the unaudited consolidated statements of operations reflect a gain of $951 and $1,404, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. For the three and nine months ended September 30, 2018, the unaudited consolidated statements of operations reflect a loss of $199 in financial income (expenses), net, related to the Fair Value Hedging Program.

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

The Company considers all high quality investments purchased with original maturities at the date of purchase greater than three but less than twelve months to be short-term deposits. Cash equivalents, marketable securities and short-term deposits are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income (expenses), net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and short-term deposits consist of the following (in thousands):

	As of September 30, 2019
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$4,788	$—	$—	$4,788
Total	$4,788	$—	$—	$4,788

Marketable securities
US Treasury securities	$41,367	$31	$(1)	$41,397
Total	$41,367	$31	$(1)	$41,397

Short-term deposits
Term bank deposits	$37,000	$—	$—	$37,000
Total	$37,000	$—	$—	$37,000

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$2,594	$—	$—	$2,594
Total	$2,594	$—	$—	$2,594

Marketable securities
US Treasury securities	$39,776	$ *)	$(6)	$39,770
Total	$39,776	$ *)	$(6)	$39,770

Short-term deposits
Term bank deposits	$70,438	$—	$—	$70,438
Total	$70,438	$—	$—	$70,438

*) Represents an amount lower than $1

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of September 30, 2019 and December 31, 2018.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expenses), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2019, the Company did not consider any of its investments to be other-than-temporarily impaired.

g.	Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA, which the Company has extended a number of times. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of September 30, 2019, that rate amounted to 5.05%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2019, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

h.	Recently Adopted Accounting Pronouncements:

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

i.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard is effective for our interim and annual periods beginning January 1, 2020, and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt this standard on a prospective basis as of January 1, 2020 and is evaluating the impact of the pending adoption of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company does not expect this standard to have a material effect on its consolidated financial statements.

NOTE 2:-     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2019.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	As of September 30, 2019 (unaudited)				As of December 31, 2018
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	4,788	—	—	4,788	2,594	—	—	2,594
Marketable securities:
US Treasury securities	41,397	—	—	41,397	39,770	—	—	39,770
Other current assets:
Forward foreign exchange contracts	—	731	—	731	—	—	—	—
Financial liabilities:
Accrued expenses and other short term liabilities:
Forward foreign exchange contracts	—	(5)	—	(5)	—	(3,647)	—	(3,647)
Total financial assets (liabilities)	$46,185	$726	$—	$46,911	$42,364	$(3,647)	$—	$38,717

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

Some of the real estate leases contain variable lease payments, including payments based on a Consumer Price Index ("CPI"). Variable lease payments based on a CPI are initially measured using the index in effect at lease adoption. Additional payments based on the change in a CPI are recorded as a period expense when incurred.

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Its lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities as of September 30, 2019:

September 30, 2019
(unaudited)
Operating right-of-use assets	$57,046

Operating lease liabilities, current	$7,287
Operating lease liabilities long-term	58,667
Total operating lease liabilities	$65,954

Operating lease liabilities, current are included within accrued expenses and other short term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of September 30, 2019, are as follows:

September 30, 2019
(unaudited)
2019	$1,791
2020	11,065
2021	9,121
2022	9,136
2023	8,953
Thereafter	38,885

Total undiscounted lease payments	$78,951

Less: Interest	(12,997)

Present value of lease liabilities	$65,954

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2019:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	8.56

Weighted average discount rate	4.02%

Total rent expenses for the three and nine months ended September 30, 2019 were $2,980 and $6,283, respectively. Total rent expenses for the three and nine months ended September 30, 2018 were $1,370 and $4,011, respectively.

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

A summary of employees’ stock options activities during the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30, 2019 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2019	709,668	$17.941	$24,810	4.513
Granted	—	$—
Exercised	(205,933)	$10.352
Forfeited	—	$—

Options outstanding as of September 30, 2019	503,735	$21.043	$19,513	4.464

Options exercisable as of September 30, 2019	498,525	$21.086	$19,290	4.443

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the nine months ended September 30, 2019 was $10,117.

b. The options outstanding as of September 30, 2019 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of September 30, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable

	$1.576		8,470	0.410	$1.576	8,470	0.410	$1.576
$6.230	—	8.800	11,856	2.244	$8.084	11,856	2.244	$8.084
$12.470	—	16.870	131,925	4.290	$14.100	126,715	4.204	$13.960
$19.510	—	21.660	186,690	4.720	$21.170	186,690	4.720	$21.170
$22.010	—	24.230	73,048	4.276	$22.425	73,048	4.276	$22.425
	$29.880		57,379	5.397	$29.880	57,379	5.397	$29.880
	$39.860		34,367	4.339	$39.860	34,367	4.339	$39.860

			503,735	4.464	$21.043	498,525	4.443	$21.086

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of September 30, 2019 (unaudited) were as follows:

	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)

February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,000	$21.140	4,000	August 2023
March 2014	5,550	$39.860	5,550	March 2024
May 2014	3,700	$22.010	3,700	May 2024
November 2014	5,468	$21.660	5,468	November 2024
May 2015	1,137	$19.510	1,137	May 2025
February 2016	2,138	$16.870	1,875	February 2026

	23,493		23,230

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2019 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2019	2,440,027	$40.00
Granted	1,262,834	$57.75
Vested	(760,408)	$36.32
Forfeited	(306,866)	$46.10
Unvested balance – September 30, 2019	2,635,587	$48.90

e. As of September 30, 2019, there was $107,699 and $34 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and stock options, respectively. This cost is expected to be recognized over a period of 2.585 years and 0.340 years for restricted stock units and stock options, respectively.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited) (in thousands)		(unaudited) (in thousands)

Cost of revenues	$637	$470	$1,967	$1,300
Research and development	3,476	2,097	9,674	7,180
Sales and marketing	3,932	3,600	11,015	10,349
General and administrative	2,977	2,232	12,123	5,345

Total	$11,022	$8,399	$34,779	$24,174

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,162,815 and 3,354,028 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of September 30, 2019 and 2018, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
North America	$47,411	$44,890	$125,243	$114,951
EMEA (*)	16,719	19,778	50,672	61,606
Rest of World	1,519	2,384	5,715	6,213

Total revenues	$65,649	$67,052	$181,630	$182,770

(*)       Sales to customers in France did not exceed 10% of total revenues for the nine months ended September 30, 2019 and accounted for $19,813 of the Company’s revenues for the nine months ended September 30, 2018. Sales to customers in the United Kingdom did not exceed 10% of total revenues for the nine months ended September 30, 2019 and accounted for $18,708 of the Company’s revenues for the nine months ended September 30, 2018.

	September 30, 2019	December 31, 2018
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
United States	$12,422	$7,612
Israel	13,013	7,834
France	1,036	1,243
Other	717	634

	$27,188	$17,323

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the first quarter of 2019, we introduced updates to our existing products to include new dashboards to highlight cloud, Active Directory and GDPR security risks so that customers can easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations. We extended our cloud support to include Box; added threat intelligence to our security insights; built incident response playbooks directly into the UI; and made usability and performance improvements. In the second quarter of 2019, we added classification functionality to help enterprises automatically discover and classify data that falls under the California Consumer Privacy Act, or CCPA, which goes into effect on January 1, 2020. In the third quarter of 2019, we renamed GDPR Patterns to Policy Pack to reflect this addition of CCPA functionality.

At the core of our technology is our ability to intelligently extract and analyze metadata from an enterprise’s vast, distributed data stores. The broad applicability of our technology has resulted in customers deploying our platform for numerous use cases in security, IT, operations and business personnel. We currently have six product families, and, as of September 30, 2019 and 2018, approximately 75% and 72% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of September 30, 2019 and 2018, approximately 43% and 39% of our customers, respectively, had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our maintenance renewal rate for each of the three months ended September 30, 2019 and 2018 was over 90%. Our key strategies to maintain our maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products, providing consistent software upgrades and having sufficient dedicated renewal sales personnel.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger purchases with us over time and have a greater potential lifetime value. As of September 30, 2019, we had approximately 6,900 customers, spanning leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, media and entertainment, technology and education sectors. We believe our customer count is a key indicator of our market penetration and the value that our products bring to our customer base. We also believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us over time.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For each of the three and nine months ended September 30, 2019, approximately 72% and 69%, respectively, of our revenues were derived from North America, while Europe, the Middle East and Africa (“EMEA") accounted for approximately 26% and 28%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 2% and 3%, respectively, of our revenues. Growth in North America was 6% and 9% for the three and nine months ended September 30, 2019 as compared to the comparable period in the prior year and, with the move to a subscription-based business, now includes revenues that are more predictable and recurring in nature. We expect sales growth in North America and international expansion to be key components of our growth strategy.

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

We derive revenues from subscription sales and perpetual license sales of our products, services, including initial maintenance contracts associated with perpetual licenses and professional services, and renewals. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. While historically fees from subscription licenses comprised an insignificant amount of our revenues, as we have transitioned to a subscription-based business throughout 2019, subscription licenses have become a larger portion of our total revenues. We continue to expect revenues from subscription licenses to be a more significant portion of our total revenues in the future, resulting in revenues that are more recurring and predictable.

Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. As of September 30, 2019 and 2018, 100.0% of our customers had purchased DatAdvantage; 53.1% and 49.5% of our customers, respectively, had purchased DatAlert; 52.4% and 47.6% of our customers, respectively, had purchased Data Classification Engine; 15.5% and 15.6% of our customers, respectively, had purchased DataPrivilege; 8.5% and 7.4% of our customers, respectively, had purchased Data Transport Engine; and 2.2% and 1.8% of our customers, respectively, had purchased DatAnswers. As of September 30, 2019 and 2018, 25.1% and 28.0% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. Subscription licenses accounted for 35.5% and 24.9% of our total revenues for the three and nine months ended September 30, 2019 compared to 3.8% and 2.7% of our total revenues for the three and nine months ended September 30, 2018. Perpetual license sales accounted for 12.6% and 19.4% of our total revenues for the three and nine months ended September 30, 2019 compared to 49.9% and 49.1% of our total revenues for the three and nine months ended September 30, 2018. Subscription licenses accounted for 73.8% and 56.1% of our license revenues for the three and nine months ended September 30, 2019 compared to 7.1% and 5.2% of our license revenues for the three and nine months ended September 30, 2018. We expect that revenues from subscription licenses will continue to become an even more significant portion of our total revenues as we complete our transition to a subscription-based business model.

We have achieved significant growth and scale since inception under a perpetual business model. In the first quarter of 2019, we announced our transition to a subscription-based business model. For the three months ended September 30, 2019 and 2018, subscription revenues were $23.3 million and $2.5 million, respectively, representing year-over-year growth of 819% and providing us with revenues that are more recurring and predictable. For the nine months ended September 30, 2019 and 2018, subscription revenues were $45.2 million and $4.9 million, respectively, representing year-over-year growth of 822%. For the three months ended September 30, 2019 and 2018, our total revenues were $65.6 million and $67.1 million, respectively. For the nine months ended September 30, 2019 and 2018, our total revenues were $181.6 million and $182.8 million, respectively. For the three months ended September 30, 2019 and 2018, we had operating losses of $16.0 million and $6.8 million and net losses of $17.0 million and $7.3 million, respectively. For the nine months ended September 30, 2019 and 2018, we had operating losses of $62.0 million and $33.6 million and net losses of $64.1 million and $35.0 million, respectively.

Components of Operating Results

Transition to Subscription-Based Business Model

In the first quarter of 2019, we announced our transition to a subscription-based business model which, due to shifts in the mix of perpetual and subscription licenses, could produce significant variation in the reported revenues for a given period compared to the same period in the previous year.

Annual Recurring Revenues

Annual recurring revenues (“ARR”) is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of September 30, 2019 and 2018, ARR was $178.9 million and $117.9 million, respectively, an increase of 52% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues, which can be impacted by contract start and end dates and renewal rates. We expect ARR to increase as we complete our transition to a subscription-based business model, but we could encounter significant variations in ARR in a given period due to the shifts in the mix of perpetual and subscription licenses.

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

Subscription Revenues. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Subscription revenues are sold on premises with the same functionality as the perpetual license and are recognized from sales of subscription and maintenance licenses to new and existing customers. Similar to perpetual license revenues, subscription license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. The subscription maintenance revenues are recognized ratably over the term of the agreement and are included as part of the subscription revenues line item. We expect revenues from subscription licenses to become a larger percentage of our total license revenues. Due to the shifts in the mix of perpetual and subscription licenses, the timing of the renewals and the subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high annual retention of existing customers. However, due to our transition to a subscription-based model, we expect less perpetual license revenues in the future and, therefore, less associated maintenance revenues. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the nine months ended September 30, 2019 and 2018 has been over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way. As a result, the maintenance and services revenues will not show the same growth levels we have historically experienced, if at all.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	12.6%	49.9%
Subscriptions	35.5	3.8
Maintenance and services	51.9	46.3
Total revenues	100.0%	100.0%

	Three Months Ended September 30,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	26.2%	92.9%
Subscriptions	73.8%	7.1%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

	Nine Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	19.4%	49.1%
Subscriptions	24.9	2.7
Maintenance and services	55.7	48.2
Total revenues	100.0%	100.0%

	Nine Months Ended September 30,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	43.9%	94.8%
Subscriptions	56.1%	5.2%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of September 30, 2019, we had approximately 6,900 customers across a broad array of company sizes and industries located in over 80 countries.

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

 Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin will fluctuate from period to period as a result of changes in the mix of perpetual and subscription license as we complete the transition to a subscription-based business model. Due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year and the majority of our expenses are relatively fixed quarter over quarter. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year.

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

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars as we grow and expand our operations, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and related regulations.

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

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $0.4 million as of September 30, 2019 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2019 and 2018 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2019	2018
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Perpetual licenses	$8,269	$33,432
Subscriptions	23,327	2,539
Maintenance and services	34,053	31,081
Total revenues	65,649	67,052
Cost of revenues	8,768	7,052
Gross profit	56,881	60,000
Operating costs and expenses:
Research and development	20,400	17,267
Sales and marketing	42,117	40,792
General and administrative	10,339	8,774
Total operating expenses	72,856	66,833
Operating loss	(15,975)	(6,833)
Financial income (expenses), net	(482)	99
Loss before income taxes	(16,457)	(6,734)
Income taxes	(530)	(583)
Net loss	$(16,987)	$(7,317)

	Three Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Perpetual licenses	12.6%	49.9%
Subscriptions	35.5	3.8
Maintenance and services	51.9	46.3
Total revenues	100.0	100.0
Cost of revenues	13.4	10.5
Gross profit	86.6	89.5
Operating costs and expenses:
Research and development	31.1	25.8
Sales and marketing	64.1	60.8
General and administrative	15.7	13.1
Total operating expenses	110.9	99.7

Operating loss	(24.3)	(10.2)

Financial income (expenses), net	(0.8)	0.2
Loss before income taxes	(25.1)	(10.0)
Income taxes	(0.8)	(0.9)
Net loss	(25.9)%	(10.9)%

Revenues

	Three Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Revenues:
Perpetual licenses	$8,269	$33,432	(75.3)%
Subscriptions	23,327	2,539	818.7%
Maintenance and services	34,053	31,081	9.6%
Total revenues	$65,649	$67,052	(2.1)%

	Three Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	12.6%	49.9%
Subscriptions	35.5%	3.8%
Maintenance and services	51.9%	46.3%
Total revenues	100.0%	100.0%

	Three Months Ended September 30,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	26.2%	92.9%
Subscriptions	73.8%	7.1%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a decline in perpetual license revenues and total revenues for the three months ended September 30, 2019; however, our subscription revenues increased significantly from $2.5 million for the three months ended September 30, 2018 to $23.3 million for the three months ended September 30, 2019. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than what we historically sold with perpetual license sales. For the three months ended September 30, 2019 and 2018, we added 148 and 188 new customers, respectively. ARR was $178.9 million and $117.9 million as of September 30, 2019 and 2018, respectively, representing an increase of 52%. As of September 30, 2019 and 2018, we had approximately 6,900 and approximately 6,350 customers, respectively. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base but could show slower growth in the future due to our accelerated transition to a subscription business. In each of the three months ended September 30, 2019 and 2018, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2019, 50% was attributable to revenues from new customers, and 50% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the three months ended September 30, 2018, 47% was attributable to revenues from new customers, and 53% was attributable to revenues from existing customers. As of September 30, 2019 and 2018, 75% and 72% of our customers, respectively, had purchased products in two or more families. As of September 30, 2019 and 2018, 43% and 39% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Cost of revenues	$8,768	$7,052	24.3%

	Three Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Total gross margin	86.6%	89.5%

The increase in cost of revenues was primarily related to an increase of $1.1 million in salaries and benefits and stock based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription-based business and support personnel to support our high maintenance renewal rate and a $0.5 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$20,400	$17,267	18.1%
Sales and marketing	42,117	40,792	3.2%
General and administrative	10,339	8,774	17.8%
Total operating expenses	$72,856	$66,833	9.0%

	Three Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	31.1%	25.8%
Sales and marketing	64.1%	60.8%
General and administrative	15.7%	13.1%
Total operating expenses	110.9%	99.7%

The increase in research and development expenses was primarily related to an increase of $2.1 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $1.1 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $1.5 million increase related to facilities and allocated overhead costs and $0.8 million increase related to marketing related expenses. This was partially offset by a $1.0 million decrease related to lower costs of salaries and benefits and stock based compensation expense and other costs related to the lower pace of hiring in the sales force due to the focus on transitioning to a subscription-based model.

The increase in general and administrative expenses was primarily related to an increase of $0.6 million in salaries and benefits and stock based compensation expense due to increased headcount to support the overall growth of our business and a $0.9 million increase in other expenses predominately relating to IT.

Financial Income (Expenses), Net

	Three Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$(482)	$99	(586.9)%

Financial expenses, net for the three months ended September 30, 2019 was primarily due to foreign currency losses. Financial income, net for the three months ended September 30, 2018 was primarily due to interest income.

Income Taxes

	Three Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Income taxes	$(530)	$(583)	(9.1)%

Income taxes for the three months ended September 30, 2019 and 2018 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2019 and 2018 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2019	2018
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Perpetual licenses	$35,304	$89,789
Subscriptions	45,169	4,901
Maintenance and services	101,157	88,080
Total revenues	181,630	182,770
Cost of revenues	25,492	19,934
Gross profit	156,138	162,836
Operating costs and expenses:
Research and development	58,890	50,526
Sales and marketing	125,769	122,113
General and administrative	33,461	23,832
Total operating expenses	218,120	196,471
Operating loss	(61,982)	(33,635)
Financial income (expenses), net	(545)	266
Loss before income taxes	(62,527)	(33,369)
Income taxes	(1,587)	(1,677)
Net loss	$(64,114)	$(35,046)

	Nine Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Perpetual licenses	19.4%	49.1%
Subscriptions	24.9	2.7
Maintenance and services	55.7	48.2
Total revenues	100.0	100.0
Cost of revenues	14.0	10.9
Gross profit	86.0	89.1
Operating costs and expenses:
Research and development	32.4	27.7
Sales and marketing	69.3	66.8
General and administrative	18.4	13.0
Total operating expenses	120.1	107.5

Operating loss	(34.1)	(18.4)
Financial income (expenses), net	(0.3)	0.1
Loss before income taxes	(34.4)	(18.3)
Income taxes	(0.9)	(0.9)
Net loss	(35.3)%	(19.2)%

Revenues

	Nine Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Revenues:
Perpetual licenses	$35,304	$89,789	(60.7)%
Subscriptions	45,169	4,901	821.6%
Maintenance and services	101,157	88,080	14.8%
Total revenues	$181,630	$182,770	(0.6)%

	Nine Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Perpetual licenses	19.4%	49.1%
Subscriptions	24.9%	2.7%
Maintenance and services	55.7%	48.2%
Total revenues	100.0%	100.0%

	Nine Months Ended September 30,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Perpetual Licenses and Subscriptions Revenues:
Perpetual licenses	43.9%	94.8%
Subscriptions	56.1%	5.2%
Total perpetual licenses and subscriptions revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a decline in perpetual license revenues for the nine months ended September 30, 2019; however, our subscription revenues increased significantly from $4.9 million for the nine months ended September 30, 2018 to $45.2 million for the nine months ended September 30, 2019. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than what we historically sold with perpetual license sales. For the nine months ended September 30, 2019 and 2018, we added 443 and 598 new customers, respectively. ARR was $178.9 million and $117.9 million as of September 30, 2019 and 2018, respectively, representing an increase of 52%. As of September 30, 2019 and 2018, we had approximately 6,900 and approximately 6,350 customers, respectively. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base. In each of the nine months ended September 30, 2019 and 2018, our maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2019, 48% was attributable to revenues from new customers, and 52% was attributable to revenues from existing customers. Of the license and first year maintenance and services revenues recognized in the nine months ended September 30, 2018, 52% was attributable to revenues from new customers, and 48% was attributable to revenues from existing customers. As of September 30, 2019 and 2018, 75% and 72% of our customers, respectively, had purchased products in two or more families. As of September 30, 2019 and 2018, 43% and 39% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Cost of revenues	$25,492	$19,934	27.9%

	Nine Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Total gross margin	86.0%	89.1%

The increase in cost of revenues was primarily related to an increase of $4.2 million in salaries and benefits and stock based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription-based business and support personnel to support our high maintenance renewal rate and a $1.1 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$58,890	$50,526	16.6%
Sales and marketing	125,769	122,113	3.0%
General and administrative	33,461	23,832	40.4%
Total operating expenses	$218,120	$196,471	11.0%

	Nine Months Ended September 30,
	2019	2018
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	32.4%	27.7%
Sales and marketing	69.3%	66.8%
General and administrative	18.4%	13.0%
Total operating expenses	120.1%	107.5%

The increase in research and development expenses was primarily related to an increase of $6.5 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $1.9 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $3.2 million increase related to facilities and allocated overhead costs and a $1.5 million increase in marketing related expenses. This was partially offset by a $1.0 million decrease related to lower costs of salaries and benefits and stock based compensation expense and other costs related to the lower pace of hiring in the sales force due to the focus on transitioning to a subscription-based model.

The increase in general and administrative expenses was primarily related to an increase of $7.8 million in salaries and stock based compensation expense that was impacted by certain changes that we made to the structure of the Chief Executive Officer's equity compensation in June 2019, as we previously disclosed, and due to increased headcount to support the overall growth of our business. The remaining increase is related to a $1.9 million increase in other expenses predominately relating to IT. We do not expect to incur any net incremental cost for fiscal 2019 from the compensation modifications involved in the restructuring of management equity compensation.

Financial Income (Expenses), Net

	Nine Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$(545)	$266	(304.9)%

Financial expenses, net for the nine months ended September 30, 2019 was primarily due to foreign currency losses. Financial income, net for the nine months ended September 30, 2018 was primarily due to interest income.

Income Taxes

	Nine Months Ended September 30,
	2019	2018	% Change
	(unaudited) (in thousands)
Income taxes	$(1,587)	$(1,677)	(5.4)%

Income taxes for the nine months ended September 30, 2019 and 2018 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2019	2018
	(unaudited) (in thousands)
Net cash provided by (used in) operating activities	$(10,676)	$16,265
Net cash provided by (used in) investing activities	17,622	(13,802)
Net cash provided by (used in) financing activities	(2,669)	8,169
Increase in cash, cash equivalents and restricted cash	$4,277	$10,632

On September 30, 2019, our cash and cash equivalents, marketable securities and short-term deposits of $131.4 million were held for working capital purposes and were invested primarily in marketable securities and short-term deposits.

We have invested heavily in capital expenditures in 2019 to support the growth in our business and operations mainly with leasehold improvements in our North Carolina and Israel offices and expect to continue to invest in the future as needed. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate and mix of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

Operating Activities

Net cash provided by operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation, stock-based compensation and the amortization of deferred commissions and operating lease right-of-use asset, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and services and deferred revenues which represent unearned amounts billed to our channel partners, related to these sales.

For the nine months ended September 30, 2019, cash outflows from our operating activities were $10.7 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is a negative sequential revenue growth in the first quarter which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For the nine months ended September 30, 2019, net cash outflows from our operating activities reflect our net loss excluding non-cash charges of $7.5 million. Additional sources of cash outflows were from changes in our working capital, including a $15.6 million increase in prepaid expenses and other current assets (including deferred commissions), a $11.7 million decrease in deferred revenues and a $7.7 million decrease in accrued expenses and other liabilities. This was partially offset by a $31.4 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2019 was 75 and 74, respectively. Additional sources of cash inflows were from a $0.4 million increase in trade payables.

For the nine months ended September 30, 2018, cash inflows from our operating activities were $16.3 million. For the nine months ended September 30, 2018, sources of cash inflows were from changes in our working capital, including a $22.7 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2018 was 72 and 63, respectively. Additional sources of cash inflows were from a $2.5 million increase in trade payables, a $1.9 million increase in accrued expenses and other liabilities and $1.3 million from our net income excluding non-cash charges. This was partially offset by a $10.8 million increase in prepaid expenses and other current assets (including deferred commissions) and a $1.2 million decrease in deferred revenues.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sale and purchases of short-term deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2019, net cash provided by investing activities of $17.6 million was primarily attributable to a $33.5 million decrease in deposits partially offset by a $1.6 million increase in marketable securities and $14.2 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the nine months ended September 30, 2018, net cash used in investing activities of $13.8 million was primarily attributable to a $10.6 million increase in short-term deposits and long-term investments and $3.2 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

For the nine months ended September 30, 2019 and 2018, net cash used in financing activities of $2.7 million and net cash provided by financing activities of $8.2 million, respectively, was attributable to net proceeds (withholdings) from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA, which we have extended a number of times. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of September 30, 2019, that rate amounted to 5.05%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of September 30, 2019, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2019 for the upcoming years were as follows:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,791	$11,065	$9,121	$9,136	$8,953	$38,885	$78,951

We have obligations related to unrecognized tax benefit liabilities totaling $1.8 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard is effective for our interim and annual periods beginning January 1, 2020, and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt this standard on a prospective basis as of January 1, 2020 and are evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. We do not expect this standard to have a material effect on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended September 30, 2019 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $131.4 million as of September 30, 2019. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income.

As of September 30, 2019, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly engineers. Any of our employees may terminate their employment at any time, and we face intense competition for highly skilled engineering personnel, especially in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. If we are unable to attract or retain qualified engineers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

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

We have experienced rapid growth in a relatively short period of time. Our revenues grew from $74.6 million in 2013 to $270.3 million in 2018. Our number of employees and independent contractors increased from 573 as of December 31, 2013 to 1,506 as of September 30, 2019. During this period, we also established and expanded our operations in a number of countries outside the United States and in additional locations within the United States. We intend to continue to grow our business and plan to continue to hire new employees, particularly in our sales and marketing and research and development groups. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

We have incurred net losses in each year since our inception, including a net loss of $64.1 million for the nine months ended September 30, 2019 and net losses of $28.6 million and $13.8 million in each of the years ended December 31, 2018 and 2017, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in our sales and marketing and research and development groups, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately 30% of our revenues in 2018 and for the nine months ended September 30, 2019, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their maintenance and support agreements and subscription licenses, if applicable, when the initial contract term expires. Our customers have no obligation to renew their maintenance and support agreements or subscription licenses with us after the initial terms have expired. For example, our maintenance renewal rate for each of the years ended December 31, 2018 and 2017 and for the nine months ended September 30, 2019 was over 90%. Customer satisfaction will become even more important as we shift more of our licensing to subscription license agreements.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2018 and for the nine months ended September 30, 2019, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

In 2018 and for the nine months ended September 30, 2019, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 15, 2019, we had 68 issued patents in the United States and 33 pending U.S. patent applications. We also had 34 patents issued and 72 applications pending for examination in non-U.S. jurisdictions, and two pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, California recently enacted the CCPA that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2018 and for the nine months ended September 30, 2019, approximately 62% and 69%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short term as the United Kingdom continues to negotiate its exit from the EU. The withdrawal of the United Kingdom from the EU, as well as other member countries' public discussions about the possibility of withdrawing from the EU, may also create global economic and legal uncertainty, which may impact, among other things, the demand for our products.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $83.10 through October 25, 2019. On October 25, 2019, the closing price of our common stock was $62.66. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of September 30, 2019, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

____________

†	Indicates management contract or compensatory plan or arrangement.
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

VARONIS SYSTEMS, INC.

October 29, 2019	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

October 29, 2019	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

†	Indicates management contract or compensatory plan or arrangement.
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