Form 10-K
period 2019-12-31
VARONIS SYSTEMS INC
filed 2020-02-11
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2019
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

1250 Broadway, 29th Floor
New York, NY 10001
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (877) 292-8767

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	Trading Symbol(s)	The NASDAQ Stock Market LLC
(Title of class)	VRNS	(Name of exchange on which registered)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $1.84 billion based on the closing sale price of $61.94 as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 7, 2020, the registrant had 30,608,217 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

i

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2019

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

Our software specializes in data protection, threat detection and response and compliance. Varonis software enables enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built a single integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, governance, compliance, privacy, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

The revolution in internet search occurred when search engines began to mine internet metadata, such as the links between pages, in addition to page content, thereby making the internet’s content more usable and consequently more valuable. Similarly, our Data Security Platform creates advanced searchable data structures out of available content and metadata, providing real-time intelligence about an enterprise’s massive volumes of data, making it more secure, accessible and manageable.

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

•
visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically executing tasks that are normally manually intensive for IT and business personnel;

•	identify and classify the data as sensitive, critical, private or regulated;

•	automate changes to directory service objects and access controls on large file systems;

•	detect suspicious account behavior and unusual file and email activity using deep analysis of metadata, machine learning and user behavior analytics;

•	generate meaningful, actionable alerts when security-related incidents are detected;

•	enable security teams to investigate and respond to cyber threats more efficiently and conclusively;

•	determine relevant metadata and security information to capture;

•	capture that metadata without imposing strains or latencies on the enterprise’s computing infrastructure;

•	modify and enrich that metadata in a way that makes it comparable and analyzable despite it having originated from disparate IT systems;

•	create supplemental metadata, as needed, when the existing IT infrastructure’s activity logs are not sufficient;

•	decipher the key functional relationships of metadata, the underlying data, and its creators; and

•
use those functional relationships to create a graphical depiction, or map, of the data that will endure as enterprises add large volumes of data to their network and storage resources on a daily basis.

The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases. These use cases include: discovery and classification of high-risk, sensitive data; automated remediation of over-exposed data; centralized visibility into enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; data ownership identification; reporting and auditing with searchable logs; meeting security policy and compliance regulation; data migration; and intelligent archiving.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. As of December 31, 2019, we had approximately 7,100 customers, spanning leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, technology, media and entertainment and education sectors. We believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time.

Prior to 2019, an insignificant amount of our revenues had been sold pursuant to on-premises, subscription-based license arrangements ("subscription licenses"). In these arrangements, the customer has the right to use the software over a designated period of time. In the first quarter of 2019, we announced our transition to a subscription-based business model, and, as we have substantially completed our transition, our subscription revenues have significantly increased, a trend we expect to continue, ultimately leading to subscription revenues becoming the majority of our total revenues.

Size of Our Market Opportunity

The International Data Corporation’s Data Age 2025: The Digitization of the World from Edge to Core study estimates that the amount of data created in the world will grow from 33 Zettabytes in 2018 to 175 Zettabytes (or 175 trillion gigabytes) in 2025, representing an approximately 27% compound annual growth rate. Every enterprise will almost certainly require technologies to protect and manage their data and centralize data management, analytics, data security and privacy.

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital enterprise data universe. We further believe that the business intelligence and functionalities delivered by our platform define a new market, and we are not aware of any third party studies that accurately define our addressable market.  The functionality of our software platform overlaps with portions of several established and growing enterprise software markets as defined by Gartner, Inc. in 2019, including security software ($36.3 billion), IT operations management ($28.3 billion), infrastructure software ($16.1 billion), storage management ($14.5 billion) and data integration ($5.3 billion). We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, estimating that our total addressable market is 20% of these combined markets, or more than $20.0 billion.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure. All of our products utilize our Data Security Platform and a core single codebase, thereby streamlining our product development initiatives as well as deployment to customers.

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

Actionable Insight and Automation. Our products help customers identify and prioritize risks to their data and automatically remediate exposures, so that they are less vulnerable to internal and external threats, more compliant and consistently following a least privilege model.

Visibility and Data Monitoring Capabilities All in One Place. Our solutions focus on protecting enterprise data on-premises and in the cloud in a single view. As data storage becomes more fragmented, functioning in a hybrid space, our Data Security Platform provides customers with a single pane of glass to monitor and protect enterprise data regardless of where it is stored.

Fast Time to Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our Data Security Platform can be installed and ready for use within hours and allows customers to realize real value once used. We designed our platform to operate on commodity hardware on premises or in the cloud, with standard operating systems, further reducing the cost of ownership of our product.

Ease of Use. While we utilize complex data structures and algorithms in our data engine, we abstract that complexity to provide a sleek, intuitive interface. Our software is accessible through either a local client or a standard web browser and requires limited training, saving time and cost and making it accessible to a broader set of non-technical users.

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

Protect Data from Insider Threats, Data Breaches, Malware and Cyberattacks. Our solutions analyze how employee accounts, service accounts and admin accounts use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers are able to detect rogue insiders, attackers that have compromised internal systems and employee accounts, malware and other significant threats.

Compliance

Discover and Identify Regulated Data. Our solutions discover, identify and classify sensitive, critical and regulated data to help meet compliance requirements.

Monitor and Detect Security Vulnerabilities. Our solutions analyze, monitor, detect and report on potential security vulnerabilities: helping companies achieve compliance by enabling full audit trails, achieving a least privilege model and locking down sensitive data to only those who need it, and facilitate breach notification and security investigations.

Fulfill Data Subject Access Requests and Protect Consumer Data. Our solutions help fulfill data subject access requests. Customers can find relevant files, pinpoint who has access and enforce policies to move and quarantine regulated data.

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to protect their data. In the first quarter of 2019, we made the strategic shift to a subscription-based business model, which should allow customers to better unleash the power of our platform through faster adoption of our integrated products. The following are key elements of our growth strategy.

Extend Our Technological Capabilities Through Innovation. We intend to increase, in absolute dollars, our current level of investment in product development in order to enhance existing products to address new use cases and deliver new products. We believe that the flexibility, sophistication and broad applicability of our Metadata Framework will allow us to use this framework as the core of numerous future products built on our same core technology. Our ability to leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs and help us further penetrate and grow our addressable markets.

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns will continue to drive demand for data protection, compliance and threat detection and response solutions. We intend to capitalize on this demand by targeting new customers, vertical markets and use cases for our solutions. Our solutions address the needs of customers of all sizes ranging from small and medium businesses to large multinational companies with thousands of employees and petabytes of data. Although our solutions are applicable to organizations of all sizes, we will continue our focus on targeting larger organizations who can make larger purchases with us initially and over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth (and subsequent security concerns) continues across all data stores, and enterprises want to standardize solutions that help them manage, protect and extract more value from their data, wherever it is stored. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. We currently have six product families, and, as of December 31, 2019, approximately 76% of our customers had purchased two or more product families and approximately 45% of our customers had purchased three or more product families. We believe our existing customer base serves as a strong source of incremental revenues given the broad platform of products we have and the growing volumes and complexity of enterprise data that our customers have. As we innovate and expand our product offering, we expect to have an even broader suite of products to offer our customers.

Grow Sales From Our Newer Licenses. We continue to introduce additional licenses to existing products to support new functionalities. In 2019, we announced Version 7 of our Data Security Platform, which included new dashboards to assess compliance and Active Directory risk, as well as performance enhancements, such as the usage of SOLR for faster, more scalable event retrieval and investigation. We also added functionality to identify personal data covered by the California Consumer Privacy Act, or CCPA, prompting us to rename our GDPR Patterns product to Data Classification Policy Pack. In 2018, we released Varonis Edge, which analyzes perimeter devices like DNS, VPN and Web Proxies to detect attacks like malware, APT intrusion and data exfiltration. Varonis Edge enables enterprises to correlate events and alerts to track potential data leaks and spot vulnerabilities at the point of entry. We also released support for Box events and Data Classification Labels, integrating with Microsoft Information Protection (MIP) to help enterprises better classify, track and secure files across enterprise data stores. We enhanced DatAnswers to address data privacy and compliance use cases, enabling customers to fulfill data subject access requests and protect personally identifiable information. We have enhanced our products to provide even more value to our customers including: an updated user interface for DataPrivilege, additional data store support, new geolocation support, enhanced threat detection and security monitoring and new threat models to protect sensitive and regulated data against security breaches, malware, ransomware and insider threats. We believe these new additions to our product offering can be a meaningful contributor to our growth.

Expand Our Sales Force. Continuing to expand our salesforce will be essential to achieving our customer base expansion goals. The salesforce and our approach to introducing products to the market have been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, generate a greater potential lifetime value. The ability of our sales teams to support our channel partners to efficiently identify leads, perform risk assessments and convert them to satisfied customers will continue to impact our ability to grow. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Establish Our Data Security Platform as the Industry Standard. We have worked with several of the leading providers of network attached storage, or NAS, hybrid cloud storage, including Dell/EMC, IBM, NetApp, HP, Hitachi and Nasuni in order to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to assure compatibility with their product lines. Through the use of application programming interfaces, or APIs, and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to pursue such collaborations wherever they advance our strategic goals, thereby expanding our reach and establishing our product user interface as the de facto industry standard when it comes to enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets to comply with regulations such as the European Union's ("EU") General Data Protection Regulation ("GDPR"). Revenues from Europe, the Middle East and Africa (“EMEA") accounted for approximately 30% of our revenues in 2019. Europe represented the substantial majority of revenues outside the United States. Although quarterly growth rates have fluctuated over the last few years in our European market, we believe that international expansion will be a key component of our growth strategy, and we will continue to market our products and services overseas.

Our Products

We have six product families in our platform of products that utilize our core Metadata Framework technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture gives our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license. The fully-integrated nature of our products allows individual products to enhance the functionality of the others.

•
DatAdvantage. DatAdvantage, our flagship product, launched in 2006, builds on our Metadata Framework and captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems and Intranet servers, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant users, groups and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all data stores through a unified interface. DatAdvantage identifies where users have unnecessary access based on user behavior and machine learning.

•
The Automation Engine, a module introduced in 2017, helps customers accelerate the enforcement of least privilege by limiting broad access without substantial manual effort. It automatically repairs and maintains file systems, helping reduce customers’ risk profiles and decreasing their overhead and resources required to achieve a least privilege model.

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

•
Varonis Edge, introduced in 2018, analyzes perimeter devices like DNS, VPN and Web Proxy to detect attacks like malware, APT intrusion and exfiltration and enables enterprises to correlate events and alerts at the perimeter with alerts and events concerning data to better spot attacks at the point of entry and egress.

•
Data Classification Engine. As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content, including Personally Identifiable Information, and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Data Classification Engine identifies and tags data based on criteria set in multiple metadata dimensions and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to restrict access without disrupting workflow. Data Classification Engine provides visibility into the content of data across file systems and Intranet sites and combines it with other metadata, including usage and accessibility.

•
Data Classification Policy Pack, introduced as GDPR Patterns in 2017, builds upon the Data Classification Engine with over 400 patterns for identifying and classifying personal information specific to GDPR and CCPA.

•
Data Classification Labels, introduced in 2018, integrates with Microsoft Information Protection (MIP) to protect sensitive data across customer environments regardless of where it lives or how it is shared. Data Classification Labels allows users to automatically apply classification labels and encrypt files that it has identified as sensitive.

•
DataPrivilege. DataPrivilege, introduced in 2006 and designed for use by business unit personnel, provides a self-service web portal that allows users to request access to data necessary for their business functions, and owners to grant access without IT intervention. DataPrivilege enhances data protection and compliance by enabling business users to make access decisions based on queries, user requests and metadata analytics information, rather than static IT policies. DataPrivilege provides a presentation layer for business users to review accessibility, sensitivity and usage of their data assets and grant and revoke access.

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

Our Customers

We have approximately 7,100 customers in over 80 countries as of December 31, 2019. Our customers span numerous industries and vary greatly in size, ranging from small and medium businesses to large multinational enterprises with hundreds of thousands of employees and hundreds of terabytes of data.

Services

Maintenance and Support of Perpetual Licenses

Our customers typically purchase one year of software maintenance and support as part of their initial purchase of our perpetual license products, with an option to renew their maintenance agreements. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services.

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

Sales and Marketing

Sales

We sell the vast majority of our products and services to a global network of resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and risk assessments. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement, meaning our channel partners may offer customers the products of several different companies. These agreements are generally for a term of one year with a one-year renewal term and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 to 60 calendar days of the invoice date.

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We market our software as a Data Security Platform, a solution for securing and managing file systems and enterprise data and transforming that data into actionable intelligence. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our internal marketing organization is responsible for branding, content generation, demand generation, field marketing and product marketing and works with our business operations team to support channel marketing and sales support programs. We provide one on one and community education and awareness and promote the expanded use of our software. We host in-person Varonis Connect! customer events annually across sales regions, as well as free, online monthly or bi-weekly technical webinars in multiple regions. We focus our efforts on events, campaigns, tools and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as sales tools, information regarding product awards and technical certifications, training, regional seminars and conferences, webinars, podcasts and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, analyst relations, customer marketing, account-based marketing, extensive content development available through our web site and content syndication, and our active blog, “The Inside Out Security Blog.”

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, as well as developing new products, features and functionality. Use of our products has expanded from data governance into areas such as data security, privacy, accessibility and retention, and we anticipate that customers and innovation will drive functionality into additional areas. We regularly release new versions of our products which incorporate new features and enhancements to existing ones. We conduct substantially all of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent.

Our research and development expense was $80.8 million, $70.0 million and $47.4 million in 2019, 2018 and 2017, respectively.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions to protect our technology and the related intellectual property. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 31, 2020, we had 69 issued patents and 31 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2039. We also had 35 patents issued and 71 applications pending for examination in non-U.S. jurisdictions, and two pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israeli subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products. We also license software from third parties for use in developing our products and for integration into our products, including open source software.

Despite our efforts to protect our proprietary technologies and intellectual property rights, unauthorized parties may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees, consultants, service providers, vendors and customers and generally limit internal and external access to, and distribution of, our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our intellectual property or technology. We cannot provide assurance that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patents and other intellectual property rights. From time to time, third-parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products, performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others, or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties.

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software, that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR, CCPA and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving market, we anticipate that competition will increase based on customer demand for these types of products.

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering a single, integrated solution to address our customers’ needs regarding access, governance, security, privacy and retention with respect to their enterprise data. There can, however, be no assurance that we will remain unique in this capacity or that we will be able to compete favorably with other providers in the future.

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

Employees

As of December 31, 2019, we had 1,574 employees and independent contractors, of which 706 were in the United States, 514 were in Israel and 354 were in other countries. Our employees in France are represented by an internal labor committee which is affiliated with an external trade union. None of our other employees is represented by a labor union with respect to his or her employment with us. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

Our website is located at www.varonis.com, and our investor relations website is located at http://ir.varonis.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC"). You may also access all of our public filings through the SEC’s website at www.sec.gov.

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

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the potential value of their data and the risk of that data getting compromised or stolen. We must persuade them to devote a portion of their budgets to a unified platform that we offer to protect, secure, manage and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and you should not rely on any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments into paying customers. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Following our transition to a subscription-based model and the additional demands involved in selling multiple products, it has become even more difficult to hire and retain qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and grow existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires and increased attrition rates among new hires and existing personnel as well as the necessary experience to sell our Data Security Platform rather than individual software products. Furthermore, based on our past experience in mature territories, it often can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

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

If the transition to a subscription-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.

We are currently completing our transition to a subscription-based business model. It is uncertain whether this transition will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition has had and may continue to have negative revenue and earnings implications, including on our quarterly results of operations. If we are unable to respond to these competitive threats, our business could be harmed.

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

•	our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), resellers and investors;

•	if our customers do not renew their subscriptions or do not renew them on a timely basis, our revenues may decline and our business may suffer;

•	our relationships with existing partners that resell perpetual license products may be damaged;

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated; and

•	our sales force may struggle with the transition which may lead to increased turnover rates and lower headcount.

We have been growing and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.

We intend to continue to grow our business and plan to continue to hire new employees. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project, our customers might decide not to renew or reduce the scope of their original purchases, or our customers may lose confidence in the knowledge and capability of our employees. In addition, we are expanding our current operations, and we intend to make investments to continue our expansion efforts. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when or as we expect or elect to reduce the scope of their original purchases. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

We are dependent on the continued services and performance of our co-founder, Chief Executive Officer and President, the loss of whom could adversely affect our business.

Much of our future performance depends in large part on the continued services and continuing contributions of our co-founder, Chief Executive Officer and President, Yakov Faitelson, to successfully manage our company, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of Mr. Faitelson's services could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

Due to our growth, we have a limited operating history at our current scale, which makes it difficult to evaluate and predict our future prospects and may increase the risk that we will not be successful.

We have a relatively short history operating our business at its current scale. For example, we have increased the number of our employees and have expanded our operations and product offerings. This limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in new markets that may not develop as expected. Because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. If our assumptions regarding these trends and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced significant growth historically, we may not continue to grow as quickly in the future.

Our future success will depend in large part on our ability to, among other things:

•	complete the transition to a subscription-based model successfully;

•	maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;

•	hire, integrate, train and retain skilled talent, including members of our sales force and engineers;

•	develop new products and services and bring products and services in beta to market;

•	renew subscription and maintenance and support agreements with, and sell additional products to, existing customers;

•	maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;

•	increase market awareness of our products and enhance our brand; and

•	maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation.

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

Our future growth depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may be adversely affected, and our business will be harmed.

Our future growth also depends upon expanding sales of our products to existing customers and their organizations and receiving subscription and maintenance renewals. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Additionally, although as a result of our transition to a subscription-based model a majority of our software is currently licensed and sold under subscription license agreements, we also enter into perpetual license agreements with our customers. Due to the differences in average annual spending per customer, applied to perpetual licenses versus subscription sales, shifts in the mix of subscription licenses could produce significant variation in the revenues we recognize in a given period.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $78.8 million, $28.6 million and $13.8 million in each of the years ended December 31, 2019, 2018 and 2017, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

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

Uncertainty in the global economy, particularly in EMEA, which accounted for approximately 30% of our revenues in 2019, and where we have experienced inconsistent quarterly growth rates over the last few years, makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their subscription licenses or maintenance and support agreements or buy future products, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our perpetual license customers typically purchase one year of software maintenance and support as part of their initial purchase of our products, with an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the initial contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2019, 2018 and 2017 was over 90%. Customer satisfaction will become even more important as most of our licensing has shifted to subscription license agreements.

If we fail to provide technical support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products and services, then they may elect not to purchase or renew subscription licenses or annual maintenance and support contracts and they may choose not to purchase additional products and services from us. Accordingly, our failure to provide satisfactory technical support or professional services could lead our customers not to renew their agreements with us or renew on terms less favorable to us, and therefore have a material and adverse effect on our business and results of operations.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2019, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, including through the provision of professional services for our software, our ability to grow our business, sell our software and maintain our reputation may be adversely affected. Our contracts with our channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition or cash flows could be adversely affected.

Because we derive substantially all of our revenues and cash flows from sales of licenses from a single platform of products, failure of the products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2019, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform of products in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of January 31, 2020, we had 69 issued patents in the United States and 31 pending U.S. patent applications. We also had 35 patents issued and 71 applications pending for examination in non-U.S. jurisdictions, and two pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or customers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees, consultants, service providers, vendors, channel partners and customers, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our intellectual property or technology. We cannot provide assurance that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries where we operate do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Moreover, industries in which we operate, such as data security, cybersecurity, compliance, data retention and data governance are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products, performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. If we are unable to protect our intellectual property rights and ensure that we are not violating the intellectual property rights of others, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, California recently enacted the CCPA, which went into effect on January 1, 2020, that requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU data protection regime, the GDPR became enforceable on May 25, 2018. Additionally, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit," has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated following Brexit. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability and may otherwise adversely impact our business, financial condition and operating results.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2019, approximately 70% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and New Israeli Shekels ("NIS"). Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our subscription licenses and maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short term after the United Kingdom's recent exit from the EU. Although the United Kingdom has passed legislation regarding the immediate impact of Brexit, it is still unclear what terms, if any, may be agreed within the United Kingdom and between the United Kingdom and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. The United Kingdom's withdrawal from the EU, as well as other member countries' public discussions about the possibility of withdrawing from the EU, may also create global economic and legal uncertainty, which may impact, among other things, the demand for our products.

We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currencies. The weakening of the U.S. dollar against such currencies would cause the U.S. dollar equivalent of such expenses to increase which could have a negative impact on our reported results of operations. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets and the difference between the interest rates of the currencies being hedged.

We are exposed to collection and credit risks, which could impact our operating results.

Our accounts receivable and contract assets are subject to collection and credit risks. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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

A U.S. corporation's ability to utilize its federal net operating loss (“NOL”) carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the corporation undergoes an ownership change. We performed a Section 382 analysis (the “Analysis”) which concluded that our ability to utilize our NOL and tax credit carryforwards is subject to an annual limitation, as we underwent a section 382 ownership change during 2017. The Analysis further concluded that our NOL carryforwards should be available for our utilization before they expire. As of December 31, 2017, our NOL carryforwards were $22.9 million.

Since January 1, 2018, we generated additional NOLs, which are not subject to the annual limitation described above. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), that would impose an annual limitation on NOLs generated after December 31, 2017. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

We are also subject to the regular examination of our income tax returns by the U.S. Internal Revenue Services and other tax authorities in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. While we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these regular examinations will not have a material adverse effect on our results of operations and cash flows. Further, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

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

We conduct our operations in a number of jurisdictions worldwide and report our taxable income based on our business operations in those jurisdictions. Therefore, our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. While we believe that we are currently in material compliance with our obligations under applicable taxing regimes, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions and may seek to impose additional taxes on us, including for past sales. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

The Organization for Economic Cooperation and Development (“OECD”) introduced the base erosion and profit shifting project which sets out a plan to address international taxation principles in a globalized, digitized business world (the “BEPS Plan”). During 2018, as part of the BEPS Plan, more than 80 countries chose to implement the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS (“MLI”). The MLI significantly changes the bilateral tax treaties signed by any country that chose to implement the MLI. In addition, during 2019 the OECD, the EU and individual countries (e.g., France, Austria and Italy) each published an initiative to tax digital transactions executed by a non-resident entity and a local end-user or local end consumer. Under each initiative, the local payer is obligated to withhold a fixed percentage from the gross proceeds paid to the non-resident entity as a tax on executing a digital transaction in that territory, provided the entity’s sales in that territory exceeds a certain threshold (“Digital Service Tax”). As a result of participating countries adopting the international tax policies set under the BEPS Plan, MLI and Digital Service Tax, changes have been and continue to be made to numerous international tax principles and local tax regimes. Due to the expansion of our international business activities, those modifications may increase our worldwide effective tax rate, create tax and compliance obligations in jurisdictions in which we previously had none and adversely affect our financial position.
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

Our business is subject to the risks of fire, power outages, floods, earthquakes, pandemics and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as a fire, flood or an earthquake, an outbreak of a pandemic disease or a significant power outage could have a material adverse impact on our business, results of operations and financial condition. In the event our customers’ information technology systems or our channel partners’ selling or distribution abilities are hindered by any of these events, we may miss financial targets, such as revenues and sales targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of channel partners, customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our channel partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our channel partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Our Israeli subsidiary benefits from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our company, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been approximately 10%. If our Israeli subsidiary does not meet the requirements for maintaining this status, for example, if the Israeli subsidiary materially changes the nature of its business or, if the level of foreign investment in our company decreases, it may no longer be eligible to enjoy this reduced tax rate. As a result, our Israeli subsidiary would be subject to Israeli corporate tax at the standard rate, which, as of January 1, 2020 was set at 23%. Even if our Israeli subsidiary continues to meet the relevant requirements, the tax benefits that the status of “Beneficiary Enterprise” provides are scheduled to terminate on December 31, 2020. If these tax benefits were reduced or eliminated prior to this date, the amount of taxes that our Israeli subsidiary would pay would likely increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $90.07 through February 7, 2020. On February 7, 2020, the closing price of our common stock was $89.95. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

•	ratings changes by any securities analysts who follow our company;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in certain categories of companies or the overall stock market, including as a result of trends in the global economy;

•	the trading volume of our common stock;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad;

•	changing legal or regulatory developments in the United States and other countries; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

As of December 31, 2019, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.0 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Our corporate headquarters are located in New York City in an office consisting of approximately 46,000 square feet. This lease expires in February 2026, although we have the option to both terminate the lease in February 2023 and extend the lease for an additional five years. We also lease offices in North Carolina consisting of approximately 68,500 square feet, which is our primary U.S. customer support and inside sales center. This lease expires in July 2030, although we have an option to extend the lease for an additional 10 years. Additionally, we currently lease an office located in Herzliya, Israel, consisting of approximately 136,000 square feet, where we employ our research and development team and a portion of our support and general and administrative teams. The lease for this office expires in December 2028, although we have the option to extend the lease for an additional five years. We also lease smaller offices in France, the United Kingdom, Ireland, Oregon, Virginia, Australia, Germany, the Netherlands, Luxembourg, Belgium and Singapore (which serve as regional sales offices and some of which are customer support centers). We plan to invest in additional space as needed to accommodate our growth.

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

Stockholders

As of February 7, 2020, there were five stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2014 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 31, 2019, the last trading day of our 2019 fiscal year, was $77.71 per share.

Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Varonis Systems, Inc.	$100.00	$57.26	$81.63	$147.88	$161.13	$236.70
NASDAQ Composite	$100.00	$105.73	$113.66	$145.76	$140.10	$189.45
NASDAQ Computer	$100.00	$106.24	$119.28	$165.52	$159.43	$239.67

Sales of Unregistered Securities

None.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2019 and 2018 and the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2017, 2016 and 2015 and the consolidated statement of operations for the years ended December 31, 2016 and 2015 are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report. The consolidated balance sheet data as of December 31, 2015 and the consolidated statement of operations data for the year ended December 31, 2015 have not been adjusted for revenue recognition in accordance with ASC No. 606 “Revenue from Contracts with Customers.” The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Subscriptions	$76,730	$8,750	$2,627	$3,764	$2,430
Perpetual licenses	42,093	139,578	118,689	90,028	70,291
Maintenance and services	135,367	121,960	94,074	72,071	54,489
Total revenues	254,190	270,288	215,390	165,863	127,210
Cost of revenues(1)	35,144	27,683	20,714	15,737	12,019
Gross profit	219,046	242,605	194,676	150,126	115,191
Operating costs and expenses:
Research and development(1)	80,764	69,971	47,369	36,660	31,792
Sales and marketing(1)	169,898	168,309	133,925	105,639	86,367
General and administrative(1)	44,371	33,460	26,801	19,822	16,106
Total operating expenses	295,033	271,740	208,095	162,121	134,265
Operating loss	(75,987)	(29,135)	(13,419)	(11,995)	(19,074)
Financial income (expenses), net	(389)	970	2,362	(885)	(1,523)
Loss before income taxes	(76,376)	(28,165)	(11,057)	(12,880)	(20,597)
Income taxes	(2,388)	(413)	(2,787)	(1,313)	(686)
Net loss	$(78,764)	$(28,578)	$(13,844)	$(14,193)	$(21,283)
Net loss per share of common stock, basic and diluted(2)	$(2.60)	$(0.98)	$(0.50)	$(0.54)	$(0.84)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	30,257,410	29,020,645	27,467,440	26,406,312	25,198,546

(1)       Includes non-cash stock-based compensation as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenues	$2,561	$1,757	$1,078	$699	$419
Research and development	13,188	9,645	5,209	3,052	1,954
Sales and marketing	14,782	16,081	8,542	6,104	3,041
General and administrative	15,608	7,478	5,006	3,083	2,380
Total	$46,139	$34,961	$19,835	$12,938	$7,794

(2)
Basic and diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. For additional information, see Note 2.r to our consolidated financial statements included elsewhere in this Annual Report.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and short-term deposits	$120,460	$158,915	$136,557	$113,808	$106,344
Working capital	48,978	112,750	109,918	91,734	85,086
Total assets	318,312	284,978	245,638	193,173	165,144
Deferred revenues, current and long-term	101,435	94,216	80,101	59,241	48,771
Total stockholders’ equity	93,532	125,370	114,642	95,955	83,587

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our software specializes in data protection, threat detection and response and compliance. Varonis software enables enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built a single integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, governance, compliance, privacy, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, content and usage.

We started operations in 2005 with a vision to make enterprise data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products and software features to our customers.

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert, which was originally introduced in 2013 to monitor and alert on sensitive data and file activity, with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We updated our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets and unusual activity from personal devices. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the GDPR and expanded our offerings that can help enterprises meet compliance and regulation requirements.

In 2018, we introduced Varonis Edge to extend our proactive security approach, enabling customers to spot signs of attack at the perimeter by analyzing telemetry from DNS, VPN and Web Proxies. We introduced Data Classification Labels to integrate with Microsoft Information Protection (MIP) and enable customers to better classify, track and secure files across enterprise data stores. We enhanced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees and which was originally introduced in 2014, to address additional compliance requirements from new data privacy laws and standards. We added classification categories to the Data Classification Engine, to better identify and analyze regulated data like GDPR, PII, PCI and PHI. We updated the DataPrivilege UI for improved usability and added classification categories making it easier to see who can access regulated data. We updated our web UI and introduced new features to DatAlert, including new threat models to combat cyberattacks, support for more data stores and optimizations to make DatAlert faster and more intuitive for security investigations.

In 2019, we introduced updates to our existing products to include new dashboards to highlight cloud, Active Directory and GDPR security risks so that customers can more easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations. We extended our cloud support to include Box, added threat intelligence to our security insights, built incident response playbooks directly into the UI, and made usability and performance improvements. We also added classification functionality to help enterprises automatically discover and classify data that falls under the CCPA and renamed GDPR Patterns to Policy Pack to reflect this addition of CCPA functionality.

In the first quarter of 2019, we made the strategic shift to a subscription-based business model, which should allow customers to better unleash the power of our platform of products. We currently have six product families, and, as of December 31, 2019 and 2018, approximately 76% and 73% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of December 31, 2019 and 2018, approximately 45% and 40% of our customers, respectively, had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our perpetual license maintenance renewal rate for each of the years ended December 31, 2019, 2018 and 2017 was over 90%. Our key strategies to ensure a high subscription license renewal rate and maintain our maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. As of December 31, 2019, we had approximately 7,100 customers, spanning leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, technology, media and entertainment and education sectors. We believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the year ended December 31, 2019, approximately 69% of our revenues were derived from North America, while EMEA accounted for approximately 28% of our revenues and Rest of World (“ROW”) accounted for approximately 3% of our revenues. Additionally, even with our subscription mix increasing from 6% for the year ended December 31, 2018 to 65% for the year ended December 31, 2019, we continued to grow in North America. Growth in North America was 4% for the year ended December 31, 2019 as compared to the comparable period in the prior year and, with the move to a subscription-based business, now includes revenues that are more predictable and recurring in nature. We expect sales growth in North America and international expansion to be key components of our growth strategy.

We plan to continue to expand our international operations as part of our growth strategy. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive revenues from subscription sales and perpetual license sales of our products, services, including initial maintenance contracts associated with perpetual licenses and professional services, and renewals. Subscription revenues are comprised of time-based licenses whereby new and existing customers use our software with related maintenance for a specified period. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. While prior to 2019 fees from subscription licenses comprised an insignificant amount of our revenues, as we have transitioned to a subscription-based business throughout 2019, subscription licenses have become a larger portion of our total revenues. We continue to expect revenues from subscription licenses to become an even more significant portion of our total revenues in the future, resulting in revenues that are more recurring and predictable.

Substantially all of our license sales are derived from a platform of products, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. As of December 31, 2019, 2018 and 2017, 100.0%, 100.0% and 99.6% of our customers, respectively, had purchased DatAdvantage; 54.5%, 50.4% and 47.3% of our customers, respectively, had purchased DatAlert; 53.8%, 49.3% and 43.8% of our customers, respectively, had purchased Data Classification Engine; 15.6%, 15.4% and 16.0% of our customers, respectively, had purchased DataPrivilege; 8.9%, 7.7% and 6.7% of our customers, respectively, had purchased Data Transport Engine; and 2.5%, 1.8% and 1.5% of our customers, respectively, had purchased DatAnswers. As of December 31, 2019, 2018 and 2017, 24.1%, 27.0% and 30.2% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. Subscription licenses accounted for 43.5% and 30.2% of our total revenues for the three and twelve months ended December 31, 2019 compared to 4.4% and 3.2% of our total revenues for the three and twelve months ended December 31, 2018. Perpetual license sales accounted for 9.4% and 16.6% of our total revenues for the three and twelve months ended December 31, 2019 compared to 56.9% and 51.7% of our total revenues for the three and twelve months ended December 31, 2018. Subscription licenses accounted for 82.3% and 64.6% of our license revenues for the three and twelve months ended December 31, 2019 compared to 7.2% and 5.9% of our license revenues for the three and twelve months ended December 31, 2018. We expect that revenues from subscription licenses will continue to become an even more significant portion of our total revenues as we complete our transition to a subscription-based business model.

We have achieved significant growth and scale since inception under a perpetual business model. As we have transitioned to a subscription-based business model, growth has slowed, but we do expect to continue to grow at higher rates once we complete the transition. For the years ended December 31, 2019, 2018 and 2017, subscription revenues were $76.7 million, $8.8 million, and $2.6 million, respectively, representing year-over-year growth of 777% and 233%. For the years ended December 31, 2019, 2018 and 2017, our total revenues were $254.2 million, $270.3 million and $215.4 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we had operating losses of $76.0 million, $29.1 million and $13.4 million and net losses of $78.8 million, $28.6 million and $13.8 million, respectively.

Key Performance Indicators and Recent Business Highlights

Transition to Subscription-Based Business Model

In the first quarter of 2019, we announced our transition to a subscription-based business model which, due to shifts in the mix of perpetual and subscription licenses, has and may continue to produce significant variation in the reported revenues for a given period compared to the same period in the previous year.

Annual Recurring Revenues

Annual recurring revenues (“ARR”) is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of December 31, 2019, 2018 and 2017, ARR was $210.5 million, $130.3 million and $97.9 million, respectively, an increase of 62% and 33% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues, which can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars as we complete our transition to a subscription-based business model, but we could encounter significant variations in ARR in a given period due to the shifts in the mix of perpetual and subscription licenses.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Subscription licenses are sold on premises with the same functionality as the perpetual licenses and are recognized from sales of subscription licenses (including the associated maintenance) to new and existing customers. Similar to perpetual license revenues, subscription license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included as part of the subscription revenues line item. We expect revenues from subscription licenses to become a larger percentage of our total license revenues. Due to the shifts in the mix of perpetual and subscription licenses, the timing of the renewals and the subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Perpetual License Revenues. Perpetual license revenues reflect the revenues recognized from sales of perpetual licenses to new customers and sales of additional perpetual licenses to existing customers who purchase additional users for existing licenses or purchase new licenses. Our license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high annual retention of existing customers. However, due to our transition to a subscription-based model, we have seen and expect to continue to see less perpetual license revenues in the future and, therefore, less associated maintenance revenues. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the years ended December 31, 2019, 2018 and 2017 has been over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way. As a result of both the transition to a subscription-based model and the increased automated remediation capabilities of our newer products, we do not expect maintenance and services revenues to show the same growth levels we have historically experienced, if at all.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of total revenues)
Revenues:
Subscriptions	30.1%	3.2%	1.2%
Perpetual licenses	16.6%	51.7%	55.1%
Maintenance and services	53.3%	45.1%	43.7%
Total revenues	100.0%	100.0%	100.0%

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of total perpetual licenses and subscriptions revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	64.6%	5.9%	2.2%
Perpetual licenses	35.4%	94.1%	97.8%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. As of December 31, 2019, we had approximately 7,100 customers across a broad array of company sizes and industries located in over 80 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we increase our professional services and customer success teams that support our transition to a subscription-based business model.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. Our gross margin will fluctuate from period to period as a result of changes in the mix of perpetual and subscription licenses. Due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year and the majority of our expenses are relatively fixed quarter over quarter. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year.

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for facilities, IT and depreciation. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Brexit, as well as other member countries' public discussions about the possibility of withdrawing from the EU, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $0.2 million as of December 31, 2019 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

Our Israeli subsidiary currently qualifies as a “Beneficiary Enterprise” which, upon fulfillment of certain conditions, allows it to qualify for a reduced tax rate based on the beneficiary program guidelines.

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to a withholding tax audit in Israel and a tax examination in France. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$76,730	$8,750	$2,627
Perpetual licenses	42,093	139,578	118,689
Maintenance and services	135,367	121,960	94,074
Total revenues	254,190	270,288	215,390
Cost of revenues	35,144	27,683	20,714
Gross profit	219,046	242,605	194,676
Operating costs and expenses:
Research and development	80,764	69,971	47,369
Sales and marketing	169,898	168,309	133,925
General and administrative	44,371	33,460	26,801
Total operating expenses	295,033	271,740	208,095
Operating loss	(75,987)	(29,135)	(13,419)
Financial income (expenses), net	(389)	970	2,362
Loss before income taxes	(76,376)	(28,165)	(11,057)
Income taxes	(2,388)	(413)	(2,787)
Net loss	$(78,764)	$(28,578)	$(13,844)

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	30.1%	3.2%	1.2%
Perpetual licenses	16.6	51.7	55.1
Maintenance and services	53.3	45.1	43.7
Total revenues	100.0	100.0	100.0
Cost of revenues	13.8	10.2	9.6
Gross profit	86.2	89.8	90.4
Operating costs and expenses:
Research and development	31.8	25.9	22.0
Sales and marketing	66.8	62.3	62.2
General and administrative	17.5	12.4	12.4
Total operating expenses	116.1	100.6	96.6
Operating loss	(29.9)	(10.8)	(6.2)
Financial income (expenses), net	(0.1)	0.4	1.1
Loss before income taxes	(30.0)	(10.4)	(5.1)
Income taxes	(1.0)	(0.2)	(1.3)
Net loss	(31.0)%	(10.6)%	(6.4)%

Comparison of Years Ended December 31, 2019 and 2018

Revenues

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Revenues:
Subscriptions	$76,730	$8,750	776.9%
Perpetual licenses	42,093	139,578	(69.8)%
Maintenance and services	135,367	121,960	11.0%
Total revenues	$254,190	$270,288	(6.0)%

	Year Ended December 31,
	2019	2018
	(as a percentage of total revenues)
Revenues:
Subscriptions	30.1%	3.2%
Perpetual licenses	16.6%	51.7%
Maintenance and services	53.3%	45.1%
Total revenues	100.0%	100.0%

	Year Ended December 31,
	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	64.6%	5.9%
Perpetual licenses	35.4%	94.1%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a decline in perpetual license revenues and total revenues for the year ended December 31, 2019; however, our subscription revenues increased significantly from $8.8 million for the year ended December 31, 2018 to $76.7 million for the year ended December 31, 2019. The increase in subscription revenues was a consequence of our transition to a subscription-based model which also resulted in our customers’ demand for a higher number of subscription licenses than we historically sold with perpetual license sales. For the years ended December 31, 2019 and 2018, we added 672 and 873 new customers, respectively. ARR was $210.5 million and $130.3 million as of December 31, 2019 and 2018, respectively, representing an increase of 62%. As of December 31, 2019 and 2018, we had approximately 7,100 and approximately 6,600 customers, respectively. The increase in maintenance and services revenues was primarily due to an increase in the sale of maintenance agreements resulting from the growth of our installed customer base but could show slower or no growth in the future due to our transition to a subscription business. In each of 2019 and 2018, our perpetual license maintenance renewal rate was over 90%. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2019, 53% was attributable to revenues from existing customers, and 47% was attributable to revenues from new customers. Of the license and first year maintenance and services revenues recognized in the year ended December 31, 2018, 50% was attributable to revenues from existing customers, and 50% was attributable to revenues from new customers. As of December 31, 2019 and 2018, 76% and 73% of our customers, respectively, had purchased two or more product families. As of December 31, 2019 and 2018, 45% and 40% of our customers, respectively, had purchased three or more product families.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Cost of revenues	$35,144	$27,683	27.0%

	Year Ended December 31,
	2019	2018
	(as a percentage of total revenues)
Total gross margin	86.2%	89.8%

The increase in cost of revenues was primarily related to an increase of $5.7 million in salaries and benefits and stock based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription-based business and support personnel to support our revenues and high renewal rate and a $1.3 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$80,764	$69,971	15.4%
Sales and marketing	169,898	168,309	0.9%
General and administrative	44,371	33,460	32.6%
Total operating expenses	$295,033	$271,740	8.6%

	Year Ended December 31,
	2019	2018
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	31.8%	25.9%
Sales and marketing	66.8%	62.3%
General and administrative	17.5%	12.4%
Total operating expenses	116.1%	100.6%

The increase in research and development expenses was primarily related to an increase of $8.2 million in salaries and benefits and stock based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The remainder of the increase was attributable to a $2.7 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $2.8 million increase related to facilities and allocated overhead costs and $1.6 million increase related to marketing related expenses. This was partially offset by a $3.0 million decrease related to lower costs of salaries and benefits and stock based compensation expense from the slower pace of hiring in the sales force due to the focus on transitioning to a subscription-based model.

The increase in general and administrative expenses was primarily related to an increase of $8.5 million in salaries and benefits and stock based compensation expense that was impacted by certain changes that we made to the structure of the Chief Executive Officer's equity compensation in June 2019 and other costs due to increased headcount to support our business. The remainder of the increase was attributable to a $2.3 million increase in other expenses predominately relating to IT and general business expenses.

Financial Income (Expenses), Net

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Financial income (expenses), net	$(389)	$970	(140.1)%

Financial expenses, net for the year ended December 31, 2019 was primarily comprised of foreign currency losses compared to financial income, net for the year ended December 31, 2018 that was primarily comprised of interest income partially offset by foreign currency losses.

Income Taxes

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Income taxes	$(2,388)	$(413)	(478.2)%

Income taxes for the years ended December 31, 2019 and 2018 were comprised primarily of foreign income taxes and state taxes.

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

Comparison of Years Ended December 31, 2018 and 2017

For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 12, 2019, which comparative information is herein incorporated by reference.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2019. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Revenues:
Subscriptions	$31,561	$23,327	$14,837	$7,005	$3,849	$2,539	$1,291	$1,071
Perpetual licenses	6,789	8,269	11,514	15,521	49,790	33,432	32,270	24,086
Maintenance and services	34,210	34,053	33,270	33,834	33,879	31,081	28,629	28,371
Total revenues	72,560	65,649	59,621	56,360	87,518	67,052	62,190	53,528
Cost of revenues (1)	9,652	8,768	8,398	8,326	7,749	7,052	6,440	6,442
Gross profit	62,908	56,881	51,223	48,034	79,769	60,000	55,750	47,086
Operating costs and expenses:
Research and development (1)	21,874	20,400	19,722	18,768	19,445	17,267	17,717	15,542
Sales and marketing (1)	44,129	42,117	41,656	41,996	46,196	40,792	41,349	39,972
General and administrative (1)	10,910	10,339	13,851	9,271	9,628	8,774	7,989	7,069
Total operating expenses	76,913	72,856	75,229	70,035	75,269	66,833	67,055	62,583
Operating income (loss)	(14,005)	(15,975)	(24,006)	(22,001)	4,500	(6,833)	(11,305)	(15,497)
Financial income (expenses), net	156	(482)	65	(128)	704	99	(811)	978
Income (loss) before income taxes	(13,849)	(16,457)	(23,941)	(22,129)	5,204	(6,734)	(12,116)	(14,519)
Benefit (provision) for income taxes	(801)	(530)	(547)	(510)	1,264	(583)	(567)	(527)
Net income (loss)	$(14,650)	$(16,987)	$(24,488)	$(22,639)	$6,468	$(7,317)	$(12,683)	$(15,046)

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(as a percentage of total revenues)
Revenues:
Subscriptions	43.5%	35.5%	24.9%	12.5%	4.4%	3.8%	2.1%	2.0%
Perpetual licenses	9.4	12.6	19.3	27.5	56.9	49.9	51.9	45.0
Maintenance and services	47.1	51.9	55.8	60.0	38.7	46.3	46.0	53.0
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	13.3	13.4	14.1	14.8	8.9	10.5	10.4	12.0
Gross profit	86.7	86.6	85.9	85.2	91.1	89.5	89.6	88.0
Operating costs and expenses:
Research and development	30.1	31.1	33.1	33.3	22.2	25.8	28.5	29.1
Sales and marketing	60.8	64.1	69.9	74.5	52.8	60.8	66.5	74.7
General and administrative	15.1	15.7	23.2	16.4	11.0	13.1	12.8	13.2
Total operating expenses	106.0	110.9	126.2	124.2	86.0	99.7	107.8	117.0
Operating income (loss)	(19.3)	(24.3)	(40.3)	(39.0)	5.1	(10.2)	(18.2)	(29.0)
Financial income (expenses), net	0.2	(0.8)	0.1	(0.3)	0.8	0.2	(1.3)	1.9
Income (loss) before income taxes	(19.1)	(25.1)	(40.2)	(39.3)	5.9	(10.0)	(19.5)	(27.1)
Benefit (provision) for income taxes	(1.1)	(0.8)	(0.9)	(0.9)	1.5	(0.9)	(0.9)	(1.0)
Net income (loss)	(20.2)%	(25.9)%	(41.1)%	(40.2)%	7.4%	(10.9)%	(20.4)%	(28.1)%

(1)	Includes non-cash stock-based compensation expense and payroll tax expense related to stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Cost of revenues	$594	$637	$772	$558	$457	$470	$468	$362
Research and development	3,514	3,476	3,520	2,678	2,465	2,097	2,978	2,105
Sales and marketing	3,767	3,932	3,640	3,443	5,732	3,600	3,648	3,101
General and administrative	3,485	2,977	6,864	2,282	2,133	2,232	1,754	1,359
Total non-cash stock-based compensation expense related to employees and consultants	$11,360	$11,022	$14,796	$8,961	$10,787	$8,399	$8,848	$6,927

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Cost of revenues	$16	$10	$26	$183	$7	$11	$78	$267
Research and development	51	35	20	56	17	16	111	36
Sales and marketing	179	161	195	1,373	214	394	1,057	1,470
General and administrative	24	16	20	283	6	9	187	95
Total payroll tax expense related to stock-based compensation	$270	$222	$261	$1,895	$244	$430	$1,433	$1,868

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of purchasing trends, demand for our products and services is typically slowest in the first quarter resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. We expect these seasonal patterns to continue in the future. Our gross margins and operating loss have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. Our expenses, which do not vary directly with revenues, and the seasonal pattern described above have an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. The majority of our expenses is personnel-related costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

In 2019, we announced our transition to a subscription-based business which, due to the shift in the mix of perpetual and subscription licenses, resulted in a deviation from our historical pattern of having revenues increase each quarter as compared with the same quarter in the prior year but now includes revenues that are more predictable and recurring in nature. We expect revenues from subscription licenses to become a larger percentage of our total license revenues moving forward and for our revenues to once again increase compared with the same quarter in the prior year.

Cost of revenues has increased in each quarter as compared with the same quarter in the prior year primarily due to the increased cost of providing maintenance and services to our expanding customer base and building our customer success team to support our transition to a subscription-based business.

Total operating costs and expenses increased in each quarter as compared with the same quarter in the prior year, primarily due to the addition of personnel in connection with the expansion of our business.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources as of and our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2019 and 2018. For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 12, 2019, which discussion is herein incorporated by reference.

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(10,683)	$23,545
Net cash provided by (used in) investing activities	33,303	(40,188)
Net cash provided by (used in) financing activities	(2,398)	8,114
Increase (decrease) in cash, cash equivalents and restricted cash	$20,222	$(8,529)

On December 31, 2019, our cash and cash equivalents, marketable securities and short-term deposits of $120.5 million were held for working capital purposes and were invested primarily in short-term deposits. Following investments we made in two leasehold improvement projects in 2019, we expect our investments in capital expenditures in 2020 to decrease although we will still invest to support the growth in our business and operations as needed. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

Operating Activities

Net cash provided by (used in) operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation, stock-based compensation, amortization of deferred commissions and amortization of operating lease right-of-use asset, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For 2019, cash outflows from our operating activities were $10.7 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is a negative sequential revenue growth in the first quarter which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For 2019, net cash outflows from our operating activities reflect our net loss excluding non-cash charges of $3.6 million driven primarily by increased headcount for customer success personnel related to the transition to a subscription-based business and research and development personnel. Additional sources of cash outflows were from changes in our working capital, including a $20.4 million increase in prepaid expenses and other current assets (including deferred commissions), a $1.6 million decrease in accounts payable due to timing of payments and a $0.9 million decrease in accrued expenses and other short term liabilities. This was partially offset by a decrease of $8.2 million in accounts receivable, a $7.2 million increase in deferred revenues and an increase of $0.3 million in other long term liabilities. Our days’ sales outstanding (“DSO”) for both the three months and year ended December 31, 2019 was 75 days.

For 2018, cash inflows from our operating activities were $23.5 million, compared to cash inflows of $16.4 million for the prior year. Our $28.6 million net loss, including non-cash charges of $52.3 million, was driven primarily by increased headcount of our sales force and research and development personnel. Net loss was further offset by changes in our working capital, including a $14.1 million increase in deferred revenues, a $9.9 million increase in accrued expenses and other short term liabilities and a $2.0 million increase in accounts payable due to timing of payments. This was partially offset by a $17.2 million increase in prepaid expenses and other current assets (including deferred commissions), an increase of $7.6 million in accounts receivable and a decrease of $1.0 million in other long term liabilities. This increase in working capital was impacted by the increased sales for the year ended December 31, 2018 and consistent with the seasonal pattern discussed above. Our DSO for the three months and year ended December 31, 2018 was 74 and 66 days, respectively.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sales and purchases of short-term deposits and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2019, net cash provided by investing activities of $33.3 million was attributable to a $60.5 million decrease in deposits partially offset by a $1.8 million increase in marketable securities and $25.4 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During 2018, net cash used in investing activities of $40.2 million was attributable to an increase of $30.3 million in short-term deposits and capital expenditures of $9.6 million to support our growth including hardware, software, office equipment and leasehold improvements.

Financing Activities

In 2019, net cash used in financing activities of $2.4 million was attributable to net withholdings from employee stock plans. In 2018, net cash provided by financing activities of $8.1 million was attributable to net proceeds from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA, which we have extended a number of times. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of December 31, 2019, that rate amounted to 4.80%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2019, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2019 for the upcoming years were as follows:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations	$10,821	$9,767	$9,161	$8,971	$8,580	$30,394	$77,694

We have obligations related to unrecognized tax benefit liabilities totaling $2.7 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

Revenue Recognition:

We generate revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Subscription licenses are sold with the same functionality as the perpetual license and are recognized from sales of subscription licenses (including the associated maintenance) to new and existing customers. When products are purchased as a subscription, the associated maintenance is included as part of the subscription revenues. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. Maintenance and services primarily consist of fees for maintenance services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both operationalizing the software and training our customers to fully leverage the use of our products although the user can benefit from the software without our assistance. We sell our products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the invoice date.

We recognize revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers.” As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenues when (or as) we satisfy a performance obligation.

Subscription software and perpetual license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred.

We recognize revenues from maintenance of perpetual license sales ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the period.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $88.0 million for the year ended December 31, 2019.

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2019 and 2018, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to Note 11 to our consolidated financial statements.

Contract Costs:

We pay sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on our technology, customer contracts and other factors, we have determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight line basis. Amortization expenses related to these costs are mostly included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

We recognize compensation expenses for the value of our equity awards granted based on the straight-line method over the requisite service period of each of the awards. Effective as of January 1, 2017, we adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”) on a modified, retrospective basis. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. We adopted this standard effective December 31, 2017 using the retrospective transition method, as required by the new standard. The adoption of this standard had an immaterial impact on our consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$68,929	$48,707	$56,689
Long term restricted cash included in other assets	—	—	547
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$68,929	$48,707	$57,236

In February 2016, the FASB issued ASU 2016-02, “Leases” ("ASC 842"), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under the prior guidance (ASC 840). The new standard requires lessors to account for leases using an approach that is substantially equivalent to ASC 840 guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases".

We adopted the new standard as of January 1, 2019, using the modified retrospective approach. Consequently, prior period balances and disclosures have not been restated. We have elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASC 842 resulted in the elimination of deferred rent of $1,313 and $4,236 in current and long-term liabilities in our consolidated balance sheets, respectively. Additionally, we included in our balance sheet at adoption an operating right-of-use assets, short term operating lease liabilities and long term operating lease liabilities of $53,274, $2,349 and $55,676, respectively. The standard did not materially impact our net earnings and had no impact on cash flows. For additional information regarding our accounting for leases, please refer to Note 6 to our consolidated financial statements.

In January 2018, the FASB issued Staff Q&A Topic 740, No. 5, “Accounting for Global Intangible Low Taxed Income.” Pursuant to that guidance, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into our measurement of our deferred tax expense. We have made an accounting policy election to treat GILTI as a component of current income tax expense.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Adoption of this standard had an immaterial impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard is effective for our interim and annual periods beginning January 1, 2020, and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt this standard on a prospective basis as of January 1, 2020 and do not expect this standard to have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. We do not expect this standard to have a material effect on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the year ended December 31, 2019 and approximately 30% of our revenues for the year ended December 31, 2018 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our NIS-denominated expenses consist primarily of personnel and overhead costs from our operations in Israel. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

To date, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within 12 months. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We also enter into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes which impacts financial income (expenses), net. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $120.5 million as of December 31, 2019. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

As of December 31, 2019, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 8.	Financial Statements and Supplementary Data

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Revenue Recognition
Description of the Matter
As described in Note 2.h to the consolidated financial statements, the Company generates revenues in the form of software license fees and related maintenance and services fees. Software license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the period.
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
To account for promised goods and services, the Company allocates the transaction price to the distinct performance obligations on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred.
Auditing the Company’s recognition of revenue was challenging and complex due to the effort required to evaluate determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software licenses and related services, the determination of stand-alone selling prices for each distinct performance obligation and the timing of when revenue is recognized.
Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated design and tested the operating effectiveness of internal controls related to the identification of distinct performance obligations, the determination of the stand-alone selling prices and of the timing of revenue recognition.
Among the procedures we performed to test the identification and determination of distinct performance obligations, for a sample of contracts, we read the executed contract to understand and evaluated management’s identification of significant terms for completeness, including the identification of distinct performance obligations.
To test management’s determination of stand-alone selling price for each performance obligation, we performed procedures to evaluate the methodology applied, tested the accuracy of the underlying data and calculations and the application of that methodology to the sample of contracts.
We also tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2007.
Tel-Aviv, Israel
February 11, 2020

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO Criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes of the Company, and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 11, 2020

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$68,929	$48,707
Marketable securities	41,531	39,770
Short-term deposits	10,000	70,438
Trade receivables (net of allowance for doubtful accounts of $637 and $483 at December 31, 2019 and December 31, 2018, respectively)	75,050	83,223
Prepaid expenses and other current assets	13,047	16,952
Total current assets	208,557	259,090
Long-term assets:
Other assets	18,360	8,565
Operating lease right-of-use asset	55,057	—
Property and equipment, net	36,338	17,323
Total long-term assets	109,755	25,888
Total assets	$318,312	$284,978

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$997	$2,620
Accrued expenses and other short-term liabilities	62,607	55,991
Deferred revenues	95,975	87,729
Total current liabilities	159,579	146,340

Long-term liabilities:
Deferred revenues	5,460	6,487
Operating lease liability	57,040	—
Other liabilities	2,701	6,781
Total long-term liabilities	65,201	13,268

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2019 and December 31, 2018; Issued and outstanding: 30,583,311 shares at December 31, 2019 and 29,576,880 shares at December 31, 2018	31	30
Accumulated other comprehensive loss	(449)	(3,633)
Additional paid-in capital	310,682	266,941
Accumulated deficit	(216,732)	(137,968)
Total stockholders’ equity	93,532	125,370
Total liabilities and stockholders’ equity	$318,312	$284,978

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2019	2018	2017
Revenues:
Subscriptions	$76,730	$8,750	$2,627
Perpetual licenses	42,093	139,578	118,689
Maintenance and services	135,367	121,960	94,074
Total revenues	254,190	270,288	215,390
Cost of revenues	35,144	27,683	20,714
Gross profit	219,046	242,605	194,676

Operating costs and expenses:
Research and development	80,764	69,971	47,369
Sales and marketing	169,898	168,309	133,925
General and administrative	44,371	33,460	26,801
Total operating expenses	295,033	271,740	208,095
Operating loss	(75,987)	(29,135)	(13,419)
Financial income (expenses), net	(389)	970	2,362
Loss before income taxes	(76,376)	(28,165)	(11,057)
Income taxes	(2,388)	(413)	(2,787)
Net loss	$(78,764)	$(28,578)	$(13,844)
Net loss per share of common stock, basic and diluted	$(2.60)	$(0.98)	$(0.50)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	30,257,410	29,020,645	27,467,440

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	December 31,
	2019	2018	2017
Net loss	$(78,764)	$(28,578)	$(13,844)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	21	48	(27)
Gains (losses) on marketable securities reclassified into earnings, net of tax	5	(27)	—
	26	21	(27)

Unrealized income (loss) on derivative instruments, net of tax	3,510	(7,531)	3,291
Losses (gains) on derivative instruments reclassified into earnings, net of tax	(352)	3,741	(2,649)
	3,158	(3,790)	642
Total other comprehensive income (loss)	3,184	(3,769)	615

Comprehensive loss	$(75,580)	$(32,347)	$(13,229)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2017	26,821,762	27	189,335	(479)	(92,930)	95,953
Effect of adoption of ASU 2016-09	—	—	2,616	—	(2,616)	—
Stock-based compensation expense	—	—	19,835	—	—	19,835
Common stock issued under employee stock plans, net	1,324,400	1	12,082	—	—	12,083
Unrealized gains on derivative instruments	—	—	—	642	—	642
Unrealized losses on available for sale securities	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(13,844)	(13,844)
Balance as of December 31, 2017	28,146,162	28	223,868	136	(109,390)	114,642

Stock-based compensation expense	—	—	34,961	—	—	34,961
Common stock issued under employee stock plans, net	1,430,718	2	8,112	—	—	8,114
Unrealized losses on derivative instruments	—	—	—	(3,790)	—	(3,790)
Unrealized gains on available for sale securities	—	—	—	21	—	21
Net loss	—	—	—	—	(28,578)	(28,578)
Balance as of December 31, 2018	29,576,880	$30	$266,941	$(3,633)	$(137,968)	$125,370

Stock-based compensation expense	—	—	46,139	—	—	46,139
Common stock issued under employee stock plans, net	1,006,431	1	(2,398)	—	—	(2,397)
Unrealized gains on derivative instruments	—	—	—	3,158	—	3,158
Unrealized gains on available for sale securities	—	—	—	26	—	26
Net loss	—	—	—	—	(78,764)	(78,764)
Balance as of December 31, 2019	30,583,311	$31	$310,682	$(449)	$(216,732)	$93,532
___________________

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(78,764)	$(28,578)	$(13,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,321	4,156	3,328
Stock-based compensation	46,139	34,961	19,835
Amortization of deferred commissions	13,630	13,185	12,591
Amortization of operating lease right-of-use asset	9,023	—	—
Capital loss (gain) from sale of fixed assets	45	(27)	(20)
Changes in assets and liabilities:
Trade receivables	8,173	(7,627)	(21,735)
Prepaid expenses and other current assets	(1,225)	(1,932)	(3,317)
Deferred commissions	(19,132)	(15,308)	(14,742)
Other long term assets	81	(270)	—
Trade payables	(1,623)	1,985	(653)
Accrued expenses and other short-term liabilities	(886)	9,910	14,453
Deferred revenues	7,219	14,115	20,860
Other long term liabilities	316	(1,025)	(405)
Net cash provided by (used in) operating activities	(10,683)	23,545	16,351

Cash flows from investing activities:
Decrease (increase) in short-term deposits	60,466	(30,280)	25,329
Increase in marketable securities	(1,761)	(39)	(39,731)
Increase in long-term deposits	(21)	(313)	(305)
Proceeds from sale of property and equipment	11	27	20
Purchase of property and equipment	(25,392)	(9,583)	(5,314)
Net cash provided by (used in) investing activities	33,303	(40,188)	(20,001)

Cash flows from financing activities:
Proceeds (withholdings) from employee stock plans, net	(2,398)	8,114	12,083
Net cash provided by (used in) financing activities	(2,398)	8,114	12,083
Increase (decrease) in cash, cash equivalents and restricted cash	20,222	(8,529)	8,433
Cash, cash equivalents and restricted cash at beginning of period	48,707	57,236	48,803
Cash, cash equivalents and restricted cash at end of period	$68,929	$48,707	$57,236

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,955	$710	$469
Net lease liabilities arising from obtaining right-of-use assets	$10,252	$—	$—

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

VSI and VPS market and sell products and services mainly in the United States. VSUK, VSG, VSF, VSC, VIRE, VAUS, VNL and VLUX resell the Company’s products and services mainly in the United Kingdom, Germany, France, Canada, Ireland, Australia, the Netherlands and Belgium, and Luxembourg, respectively. The Company primarily sells its products and services to a global network of distributors and Value Added Resellers (VARs), which sell the products to end user customers.

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

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries, VSL, VSUK, VSG, VSF, VSC, VIRE, VAUS, VNL, VPS and VLUX. All intercompany transactions and balances have been eliminated upon consolidation.

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

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$4,789	$—	$—	$4,789
Total	$4,789	$—	$—	$4,789

Marketable securities
US Treasury securities	$41,510	$23	$(2)	$41,531
Total	$41,510	$23	$(2)	$41,531

Short-term deposits
Term bank deposits	$10,000	$—	$—	$10,000
Total	$10,000	$—	$—	$10,000

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$2,594	$—	$—	$2,594
Total	$2,594	$—	$—	$2,594

Marketable securities
US Treasury securities	$39,776	*)	$(6)	$39,770
Total	$39,776	*)	$(6)	$39,770

Short-term deposits
Term bank deposits	$70,438	$—	$—	$70,438
Total	$70,438	$—	$—	$70,438

*) Represents an amount lower than $1.

All the US Treasury securities in short-term deposits have a stated effective maturity of less than 12 months as of December 31, 2019 and 2018.

The gross unrealized gains and losses related to these short-term deposits was due primarily to changes in interest rates. The Company reviews its short-term deposits on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expense), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets. During the year ended December 31, 2019 and 2018, the Company did not consider any of its investments to be other-than-temporarily impaired.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bore interest at a rate of 1.71% as of December 31, 2019 and rates ranging from 1.30% - 2.77%, per annum, as of December 31, 2018. Short-term deposits are presented at cost which approximates market value due to their short maturities.

e.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

	%
Computer equipment		33%
Office furniture and equipment	14%	—	15%
Leasehold improvements		Over the shorter of the expected lease term or estimated useful life

f.	Impairment of Long-Lived Assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2019, 2018 and 2017, no impairment losses have been recorded.

g.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

h.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are comprised of time-based licenses whereby customers use the Company's software with related maintenance (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Subscriptions are sold on premises with the same functionality as the perpetual license and are recognized from sales of subscription licenses to new and existing customers. When products are purchased as a subscription, the associated maintenance is included as part of the subscription revenues. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. Maintenance and services primarily consist of fees for maintenance services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both operationalizing the software and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company's assistance. The Company sells its products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $88,023 for the year ended December 31, 2019.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2019, 2018 and 2017, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to Note 11.

i.	Contract Costs:

The Company pays sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by its employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on its technology, customer contracts and other factors, the Company has determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight line basis. Amortization expenses related to these costs are mostly included in sales and marketing expenses in the accompanying consolidated statements of operations.

j.	Cost of Revenues:

Cost of revenues consists of the cost of maintenance and services, resulting from costs associated with support, customer success and professional services.

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

The Company recognizes compensation expenses for the value of its equity awards granted based on the straight-line method over the requisite service period of each of the awards. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur.

For the years ended December 31, 2019, 2018 and 2017, there were no stock options granted.

The non-cash compensation expenses related to employees and consultants for the years ended December 31, 2019, 2018 and 2017 amounted to $46,139, $34,961 and $19,835, respectively.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of		Liabilities as of
	December 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in accrued expenses and other short-term liabilities	$84,968	$(470)	$75,153	$(3,628)
Foreign exchange forward contract derivatives for monetary items included in other current assets and accrued expenses and other short-term liabilities	$26,995	$5	$29,162	$(18)

For the years ended December 31, 2019 and 2018, the consolidated statements of operations reflect a gain of $352 and a loss of $3,741, respectively, related to the effective portion of foreign currency forward contracts. Any ineffective portion of the cash flow hedges is recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized in financial income (expenses), net for the years ended December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, the consolidated statements of operations reflect a gain of $683 and $98, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

o.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and trade receivables.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in Israel, France, Canada, the United Kingdom, Germany, the Netherlands, Ireland and Australia. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution.

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

VSI and VPS make available to its employees a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. VSI and VPS match 100% of each participant’s contributions up to a maximum of 3% of the participant’s total pay and 50% of each participant’s contributions on contributions between 3% and 5% of the participant’s total pay. Each participant may contribute up to 80% of total remuneration up to the Internal Revenue Service’s annual contribution limit. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of income.

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

VNL makes available to all its employees a pension plan whereby the Company contributes 7.7% of the participant’s net pay.

Total expenses related to retirement and severance pay amounted to $6,390, $6,765 and $4,801 for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of severance payable included in other liabilities as of December 31, 2019 and 2018 is $2,554 and $2,391, respectively.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,033,718 and 3,173,188 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of December 31, 2019 and 2018, respectively.

s.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2019 and 2018, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

t.	Basis of Presentation:

Certain amounts in prior years' financial statements have been recast and reclassified to conform to the current year's presentation.

u.	Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA, which the Company has extended a number of times. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of December 31, 2019, that rate amounted to 4.80%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of December 31, 2019, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default

v.	Recently Adopted Accounting Pronouncements:

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

The following table provides a reconciliation of cash and cash equivalents, and long term restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$68,929	$48,707	$56,689
Long term restricted cash included in other assets	—	—	547
Cash, cash equivalents and long term restricted cash shown in the consolidated statement of cash flows	$68,929	$48,707	$57,236

In February 2016, the FASB issued ASU 2016-02, “Leases” ("ASC 842"), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under the prior guidance (ASC 840). The new standard requires lessors to account for leases using an approach that is substantially equivalent to ASC 840 guidance for sales-type leases, direct financing leases and operating leases. The new standard supersedes the previous leases standard, ASC 840, "Leases".

The Company adopted the new standard as of January 1, 2019, using the modified retrospective approach. Consequently, prior period balances and disclosures have not been restated. The Company has elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard which does not require it to reassess the prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASC 842 resulted in the elimination of deferred rent of $1,313 and $4,236 in current and long-term liabilities in the Company’s consolidated balance sheets, respectively. Additionally, the Company included in its balance sheet at adoption an operating right-of-use assets, short term operating lease liabilities and long term operating lease liabilities of $53,274,

$2,349 and $55,676, respectively. The standard did not materially impact the Company's net earnings and had no impact on cash flows. For additional information regarding the Company's accounting for leases, please refer to Note 6.

In January 2018, the FASB issued Staff Q&A Topic 740, No. 5, “Accounting for Global Intangible Low Taxed Income.” Pursuant to that guidance, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into our measurement of its deferred tax expense. The Company has made an accounting policy election to treat GILTI as a component of current income tax expense.

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

w.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard is effective for our interim and annual periods beginning January 1, 2020, and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt this standard on a prospective basis as of January 1, 2020 and does not expect this standard to have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company does not expect this standard to have a material effect on its consolidated financial statements.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2019	2018
Deferred commission	$3,725	$8,055
Prepaid expenses	7,648	6,857
Government institutions & other receivables	1,357	1,874
Short-term deposits & other	317	166
Prepaid expenses and other current assets	$13,047	$16,952

NOTE 4:- PROPERTY AND EQUIPMENT, NET

	December 31,
	2019	2018
Cost:
Computer equipment	$16,546	$12,848
Office furniture and equipment	4,910	3,193
Leasehold improvements	31,291	12,814
	52,747	28,855
Accumulated depreciation	16,409	11,532
Property and equipment, net	$36,338	$17,323

Depreciation expenses for the years ended December 31, 2019, 2018 and 2017 were $6,321, $4,156 and $3,328, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT TERM LIABILITIES

	December 31,
	2019	2018
Employees	$23,479	$20,111
Accrued expenses	13,766	12,725
Government authorities and other	24,689	18,196
Foreign exchange forward contract derivatives	470	3,646
Other short term liabilities	203	1,313
Accrued expenses and other short term liabilities	$62,607	$55,991

NOTE 6:- LEASES

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

The Company has several liens granted to financial institutions mainly to secure various operating lease agreements in connection with its office space

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Its lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities as of December 31, 2019:

December 31, 2019
Operating right-of-use assets	$55,057

Operating lease liabilities, current	$8,269
Operating lease liabilities long-term	57,040
Total operating lease liabilities	$65,309

Operating lease liabilities, current are included within accrued expenses and other short term liabilities in the consolidated balance sheet.

Minimum lease payments for our right of use assets over the remaining lease periods as of December 31, 2019, are as follows:

December 31, 2019
2020	$10,821
2021	9,767
2022	9,161
2023	8,971
2024	8,580
Thereafter	30,394

Total undiscounted lease payments	$77,694

Less: Interest	(12,385)

Present value of lease liabilities	$65,309

As of December 31, 2019, the Company had an additional operating lease that had not yet commenced of $5,627. This operating lease will commence in the third quarter of 2020 with a lease term through 2030.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2019:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.71

Weighted average discount rate	4.03%

Total rent expenses for the years ended December 31, 2019, 2018 and 2017 were $8,912, $6,570 and $4,075, respectively.

NOTE 7:- FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2019 and 2018 by level within the fair value hierarchy (in thousands):

	As of December 31, 2019				As of December 31, 2018
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	4,789	—	—	4,789	2,594	—	—	2,594
Marketable securities:
US Treasury securities	41,531	—	—	41,531	39,770	—	—	39,770
Other current assets:
Forward foreign exchange contracts	—	5	—	5	—	—	—	—
Financial liabilities:
Accrued expenses and other short term liabilities:
Forward foreign exchange contracts	—	(470)	—	(470)	—	(3,647)	—	(3,647)
Total financial assets (liabilities)	$46,320	$(465)	$—	$45,855	$42,364	$(3,647)	$—	$38,717

NOTE  8:- STOCKHOLDERS’ EQUITY

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2019	2018	2019	2018
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	30,583,311	29,576,880

b.	Common stock rights:

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and has been, and will be, increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Since January 1, 2016, the share reserve under the 2013 Plan has been automatically increased by an aggregate of 5,530,555 shares. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

A summary of employees’ stock options activities during the year ended December 31, 2019 is as follows:

	Year ended
	December 31, 2019
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	709,668	$17.941	$24,810	4.513
Granted	—	$—
Exercised	(253,715)	$13.068
Forfeited	(1,605)	$27.512
Options outstanding at the end of the period	454,348	$20.628	$25,935	4.343
Options exercisable at the end of the period	452,264	$20.645	$25,808	4.335

There were no options granted in 2019.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $12,453, $40,610 and $22,382, respectively. As of December 31, 2019 and 2018, there was $9 and $142, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan and 2013 Plan. This cost is expected to be recognized over a period of approximately 0.132 and 0.712 years, respectively.

The options outstanding as of December 31, 2019 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2019	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
	$1.576		1,970	0.038	$1.576	1,970	0.038	$1.576
$6.230	—	8.800	11,856	1.992	$8.084	11,856	1.992	$8.084
$12.470	—	16.870	130,925	4.045	$14.112	128,841	4.012	$14.057
$19.510	—	21.660	164,253	4.587	$21.177	164,253	4.587	$21.177
$22.010	—	24.230	70,848	4.268	$22.434	70,848	4.268	$22.434
	$29.880		56,879	5.145	$29.880	56,879	5.145	$29.880
	$39.860		17,617	4.057	$39.860	17,617	4.057	$39.860
			454,348	4.343	$20.628	452,264	4.335	$20.645

d.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of December 31, 2019 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
February 2013	1,500	$12.470	1,500	February 2023
August 2013	4,000	$21.140	4,000	August 2023
March 2014	3,750	$39.860	3,750	March 2024
May 2014	3,700	$22.010	3,700	May 2024
November 2014	4,218	$21.660	4,218	November 2024
May 2015	1,137	$19.510	1,137	May 2025
February 2016	1,982	$16.870	1,877	February 2026
	20,287		20,182

e.	Restricted stock units:

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2019:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2019	2,440,027	$40.00
Granted	1,307,134	$58.22
Vested	(823,036)	$36.45
Forfeited	(365,042)	$46.37
Unvested as of December 31, 2019	2,559,083	$49.58

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016 and has been, and will be, increased each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. Since January 1, 2016, the share reserve under the ESPP has been automatically increased by an aggregate of 702,163 shares. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2019	2018	2017
Cost of revenues	$2,561	$1,757	$1,078
Research and development	13,188	9,645	5,209
Sales and marketing	14,782	16,081	8,542
General and administrative	15,608	7,478	5,006
Total	$46,139	$34,961	$19,835

NOTE 9:- INCOME TAXES

a.	Tax Reform:

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

GILTI Tax

Certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder, over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

For 2019, the Company is not subject to tax on account of GILTI as it has net CFC tested loss on an aggregated basis.

Accounting for the TCJA

In January 2018, the FASB issued Staff Q&A Topic 740, No. 5, “Accounting for Global Intangible Low Taxed Income.” Pursuant to that guidance the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a component of current income tax expense when incurred or to factor such amounts into the Company’s measurement of its deferred tax expense. The Company has made an accounting policy election to treat GILTI as a component of current income tax expense.

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

As of December 31, 2018, the Company's analysis for the Transition Tax has been filed with its December 31, 2017 tax return, and the Company considered its accounting for this area of the TCJA to be complete as of such date and did not make any measurement-period adjustments related to it. In addition, the Company recognizes its accounting for changes in the US federal rate and deferred tax impact for the rate change to be complete. The Company also accounted for the tax impact related to others areas of the TCJA and believe its analysis to be completed consistent with the guidance in ASU 2018-05. The Company recognizes that the IRS is continuing to publish and finalize ongoing guidance which may modify accounting interpretation for the TCJA, the Company would look to account for these impacts in the period of such change is enacted.

b.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2019, the Company had federal net operating loss ("NOL") carry-forwards of approximately $137,833, of which approximately $22,907 expire starting in 2032 and the remainder do not expire and can only be used to offset 80% of taxable income. As of December 31, 2019, the Company had NOL carry-forwards for state and foreign income tax purposes of approximately $105,082 and $773, respectively. If not utilized, these carryforwards will expire starting in 2020 and indefinitely for state and foreign tax purposes, respectively. In addition, as of December 31, 2019, the Company had federal research credit, retention credit, foreign tax credit and Ireland Employment credit carryforwards of approximately $1,412, $24, $190 and $43, respectively. If not utilized, the federal tax carryforwards will begin to expire in 2033, 2032 and 2026, respectively. Ireland has no expiration on the employment credit.

A U.S. corporation's ability to utilize its federal and state NOL and tax credit carryforwards to offset its taxable income is limited under Section 382 of the Code if the corporation undergoes an ownership change (within the meaning of Code Section 382). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Code Section 382) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Code Section 382 would establish an annual limitation to the amount of NOL and tax credit carryforwards the Company could utilize to offset its taxable income or income tax in any single year. The Company performed a Section 382 analysis (the “Analysis”) which concluded that its ability to utilize its NOL and tax credit carryforwards is subject to an annual limitation as it underwent a section 382 ownership change during 2017. The Analysis further concluded that the Company's NOL carryforwards should be available for utilization by the Company before they expire, starting in 2032.  As of December 31, 2017, the Company's U.S. federal NOL carryforwards were $22,907.

c.	Loss before taxes on income is comprised as follows:

	Year ended
	December 31,
	2019	2018	2017
Domestic	$(82,007)	$(25,557)	$(19,239)
Foreign	5,631	(2,608)	8,182
	$(76,376)	$(28,165)	$(11,057)

d.	Taxes on income (loss) are comprised as follows:

	Year ended
	December 31,
	2019	2018	2017
Current:
Domestic:
Federal	$665	$—	$(92)
State	13	169	191
Foreign	1,619	1,498	2,516
Total current income tax	$2,297	$1,667	$2,615

Deferred:
Foreign	$91	$(1,254)	$172
Total deferred income tax	$91	$(1,254)	$172
Income tax expense	$2,388	$413	$2,787

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. NOL carry-forwards and other temporary differences.

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

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Carry forward losses and credits	$36,092	$15,547
Deferred revenues	13,953	13,995
Accrued payroll, commissions, vacation	2,666	1,912
Equity compensation	6,220	5,737
Allowance for doubtful accounts	978	940
Accrued severance pay	340	297
Operating lease liability	12,244	—
Other	532	1,346
Deferred tax assets before valuation allowance	73,025	39,774
Valuation allowance	(62,379)	(39,365)
Deferred tax assets	$10,646	$409

Deferred tax liability:
Accrued compensation and other accrued expense	$(187)	$(272)
Operating lease right-of-use asset	$(10,291)	$—
Deferred tax liability	$(10,478)	$(272)
Net deferred tax asset	$168	$137

The change in the valuation allowance was approximately an increase of $22,818 and $15,826 during 2019 and 2018, respectively.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of operations is as follows:

	Year ended December 31,
	2019	2018	2017
Loss before taxes, as reported in the consolidated statements of operations	$(76,376)	$(28,165)	$(11,057)
Statutory tax rate	21%	21%	34%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(16,039)	$(5,915)	$(3,759)
Income tax at rate other than the U.S. statutory tax rate	(2,508)	692	(1,047)
Tax advances and non-deductible expenses including equity based compensation expenses	(115)	(7,623)	3,123
Operating losses and other temporary differences for which valuation allowance was provided	22,818	15,826	(8,623)
Research and Development Tax Credit	—	—	1,126
State tax	(3,436)	(1,221)	(601)
Impact of rate change	401	—	10,920
Change in tax reserve for uncertain tax positions	1,247	(1,728)	1,576
Other individually immaterial income tax items	20	382	72
Actual tax expense	$2,388	$413	$2,787

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2019 and 2018 are as follows:

Gross unrecognized tax benefits as of January 1, 2018	$3,682
Increase in tax position for current year	169
Increase in tax position for prior years	241
Decrease in tax position for prior years	(720)
Decrease for lapse of statute of limitations/settlements	(1,418)
Gross unrecognized tax benefits as of December 31, 2018	$1,954
Increase in tax position for current year	1,545
Increase in tax position for prior years	387
Decrease for lapse of statute of limitations/settlements	(685)
Gross unrecognized tax benefits as of December 31, 2019	$3,201

There was $3,201 of unrecognized income tax benefits that, if recognized, approximately $2,678 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $170 as of December 31, 2019.

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

2. Undistributed earnings of foreign subsidiaries:

In general, it is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. Undistributed earnings of foreign subsidiaries are immaterial for all periods presented. Because the Company’s non-U.S. subsidiary earnings have previously been subject to the one-time Transition Tax on foreign earnings required by the TCJA, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding taxes and/or U.S. state income taxes.

i.	Tax assessments:

The Company was audited by the Internal Revenue Service for tax year 2016. As of December 31, 2019, our federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period are still open to examination due to the Company's net carry-over unused operating losses and tax credit attributable to those years.

During 2019, the Israeli Tax Authorities initiated a withholding tax audit on VSL for the years 2015-2017, and the French Tax Authority initiated a tax audit on VSF for the years 2016-2018. The Company believes it has valid arguments to support its positions and intends to defend against any tax assessment. The Company has recorded a provision with respect to its uncertain tax positions in accordance with ASC 740.

The Company has final income tax assessments for VSL in Israel through 2015, VSUK in UK through 2016 and VSF in France through 2015.

All other foreign subsidiaries do not have final tax assessments since their respective inceptions.

NOTE 10:- FINANCIAL INCOME (EXPENSES), NET

	Year ended
	December 31,
	2019	2018	2017
Financial income:
Interest on bank deposits, net	$2,034	$1,741	$747
Foreign currency transactions gains, net	—	—	1,773
Other	7	—	27
	2,041	1,741	2,547

Financial expenses:
Bank charges	205	195	185
Foreign currency transactions losses, net	2,225	574	—
Other	—	2	—
	(2,430)	(771)	(185)
Financial income (expense), net	$(389)	$970	$2,362

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

	Year ended
	December 31,
	2019	2018	2017
Revenues based on customer’s location:
North America	$174,607	$167,361	$139,720
EMEA (*)	70,208	93,816	68,998
Rest of the World	9,375	9,111	6,672
Total revenues	$254,190	$270,288	$215,390

(*) Sales to customers in France did not exceed 10% of total revenues for the year ended December 31, 2019 and accounted for $31,532 and $22,658 of the Company’s revenues for the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2019, 2018 and 2017, there were no sales to a single customer exceeding 10% of the Company’s revenues.

	December 31,
	2019	2018
Long-lived assets by geographic region:
United States	$16,100	$7,612
Israel	18,354	7,834
France	1,023	1,243
Other	861	634
	$36,338	$17,323

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global and an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

(b) Exhibits

The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

February 11, 2020	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

February 11, 2020	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yakov Faitelson and Guy Melamed, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 11, 2020
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 11, 2020
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Comolli	Director	February 11, 2020
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 11, 2020
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 11, 2020
Gili Iohan

/s/ Ohad Korkus	Director	February 11, 2020
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 11, 2020
Thomas F. Mendoza

/s/ Ofer Segev	Director	February 11, 2020
Ofer Segev

/s/ Rona Segev-Gal	Director	February 11, 2020
Rona Segev-Gal

/s/ Fred Van Den Bosch	Director	February 11, 2020
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1(3)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(4)†	2005 Stock Plan, as amended May 7, 2013

10.3(5)†	2013 Omnibus Equity Incentive Plan

10.4(6)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(7)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.6(8)†	2015 Employee Stock Purchase Plan

10.7(9)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.8(10)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Yakov Faitelson

10.9(11)†
Amended and Restated Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan, dated June 25, 2019, between Yakov Faitelson and the Company

10.10(12)†	Employment Agreement, dated as of February 7, 2017, by and between the Company and Guy Melamed

10.11(13)†	Amendment to Employment Agreement, dated as of February 8, 2018, by and between the Company and Guy Melamed

10.12(14)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Guy Melamed

10.13(15)†	Employment Agreement, dated as of February 10, 2014, by and between the Company and James O’Boyle

10.14(16)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.15(17)†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.16(18)†	Employment Agreement, dated as of February 7, 2019, by and between the Company and Gilad Raz

10.17(19)	New York Office Lease, dated as of December 19, 2011 by and between JT MH 1250 Owner LP and the Company

10.18(20)	First Modification of Lease Agreement, dated as of June 18, 2014, between JT MH 1250 Owner LP and the Company

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________

†	Indicates management contract or compensatory plan or arrangement.
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

(4)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(5)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(7)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(11)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(14)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(15)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019 (the “Company’s 2018 Form 10-K”) and incorporated herein by reference.
(18)	Filed as Exhibit 10.14 to the Company’s 2018 Form 10-K and incorporated herein by reference.
(19)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(20)	Filed as Exhibit 10.2 to the Company’s Third Quarter 2014 Form 10-Q and incorporated herein by reference.