Form 10-Q
period 2020-03-31
VARONIS SYSTEMS INC
filed 2020-05-05
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of April 30, 2020, there were 31,468,030 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,533	$68,929
Marketable securities	33,737	41,531
Short-term deposits	15,000	10,000
Trade receivables (net of allowance for doubtful accounts of $614 and $637 at March 31, 2020 and December 31, 2019, respectively)	38,265	75,050
Prepaid expenses and other current assets	12,764	13,047
Total current assets	177,299	208,557

Long-term assets:
Other assets	19,026	18,360
Operating lease right-of-use asset	53,808	55,057
Property and equipment, net	36,849	36,338
Total long-term assets	109,683	109,755
Total assets	$286,982	$318,312

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$823	$997
Accrued expenses and other short-term liabilities	59,994	62,607
Deferred revenues	84,331	95,975
Total current liabilities	145,148	159,579

Long-term liabilities:
Deferred revenues	4,501	5,460
Operating lease liability	54,580	57,040
Other liabilities	2,712	2,701
Total long-term liabilities	61,793	65,201

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2020 and December 31, 2019; Issued and outstanding: 31,466,270 shares at March 31, 2020 and 30,583,311 shares at December 31, 2019	31	31
Accumulated other comprehensive income (loss)	291	(449)
Additional paid-in capital	327,881	310,682
Accumulated deficit	(248,162)	(216,732)
Total stockholders’ equity	80,041	93,532
Total liabilities and stockholders’ equity	$286,982	$318,312
 The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Subscriptions	$20,365	$7,005
Perpetual licenses	388	15,521
Maintenance and services	33,423	33,834
Total revenues	54,176	56,360

Cost of revenues	10,180	8,326

Gross profit	43,996	48,034

Operating costs and expenses:
Research and development	22,688	18,768
Sales and marketing	42,580	41,996
General and administrative	11,398	9,271
Total operating expenses	76,666	70,035

Operating loss	(32,670)	(22,001)
Financial income (expenses), net	1,453	(128)

Loss before income taxes	(31,217)	(22,129)
Income taxes	(213)	(510)

Net loss	$(31,430)	$(22,639)

Net loss per share of common stock, basic and diluted	$(1.02)	$(0.76)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	30,893,000	29,827,927

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(31,430)	$(22,639)

Other comprehensive income:
Unrealized income on marketable securities, net of tax	183	18
Gains (losses) on marketable securities reclassified into earnings, net of tax	12	(8)
	195	10

Unrealized income on derivative instruments, net of tax	602	2,484
Losses (gains) on derivative instruments reclassified into earnings, net of tax	(57)	451
	545	2,935
Total other comprehensive income	740	2,945

Comprehensive loss	$(30,690)	$(19,693)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2018	29,576,880	30	266,941	(3,633)	(137,968)	125,370
Stock-based compensation expense	—	—	8,961	—	—	8,961
Common stock issued under employee stock plans, net	686,357	—	(4,642)	—	—	(4,642)
Unrealized gains on derivative instruments	—	—	—	2,935	—	2,935
Unrealized gains on available for sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(22,639)	(22,639)
Balance as of March 31, 2019	30,263,237	30	271,260	(688)	(160,607)	109,995

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2019	30,583,311	$31	$310,682	$(449)	$(216,732)	$93,532
Stock-based compensation expense	—	—	12,883	—	—	12,883
Common stock issued under employee stock plans, net	882,959	—	4,316	—	—	4,316
Unrealized gains on derivative instruments	—	—	—	545	—	545
Unrealized gains on available for sale securities	—	—	—	195	—	195
Net loss	—	—	—	—	(31,430)	(31,430)
Balance as of March 31, 2020	31,466,270	31	327,881	291	(248,162)	80,041

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,430)	$(22,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,098	1,337
Stock-based compensation	12,883	8,961
Amortization of deferred commissions	3,249	3,626
Amortization of operating lease right-of-use asset	1,960	1,399
Capital loss from sale of fixed assets	—	24

Changes in assets and liabilities:
Trade receivables	36,785	41,427
Prepaid expenses and other current assets	342	(623)
Deferred commissions	(2,236)	(4,870)
Other long-term assets	(82)	(19)
Trade payables	(174)	(1,996)
Accrued expenses and other short-term liabilities	(6,922)	(7,358)
Deferred revenues	(12,603)	(5,384)
Other long-term liabilities	4	170
Net cash provided by operating activities	3,874	14,055

Cash flows from investing activities:
Decrease (increase) in short-term deposits	(4,805)	9,120
Decrease in marketable securities	7,794	1,928
Decrease (increase) in long-term deposits	34	(12)
Purchase of property and equipment	(2,609)	(5,103)
Net cash provided by investing activities	414	5,933

Cash flows from financing activities:
Proceeds (withholdings) from employee stock plans, net	4,316	(4,234)
Net cash provided by (used in) financing activities	4,316	(4,234)
Increase in cash and cash equivalents	8,604	15,754
Cash and cash equivalents at beginning of period	68,929	48,707
Cash and cash equivalents at end of period	$77,533	$64,461

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$502	$2,543

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-  GENERAL

a.	Description of Business:

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2019 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019 filed with the SEC on February 11, 2020 (the “2019 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2019 included in the 2019 Form 10-K, unless otherwise stated.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $35,421 for the three months ended March 31, 2020.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2019 and for the three months ended March 31, 2020, there were no returns from this reseller.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. In March 2020, due to the market volatility that resulted from the novel coronavirus COVID-19 ("COVID-19") outbreak, the Company entered into additional forward foreign exchange contracts expected to mature within 18 months at more favorable rates. The Company does not enter into derivative financial instruments for trading purposes. In addition, the Company enters into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of March 31, 2020 (unaudited)		Assets (liabilities) as of December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in accrued expenses and other short-term liabilities	$80,192	$(1,609)	$84,968	$(470)
Foreign exchange forward contract derivatives in cash flow hedging relationships included in other long-term assets	$32,927	$1,683	$—	$—
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$29,028	$(14)	$26,995	$5

For the three months ended March 31, 2020 and 2019, the unaudited consolidated statements of operations reflect a gain of $57 and a loss of $451, respectively, related to the effective portion of the cash flow hedges. Effective with our January 1, 2019 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized for the three months ended March 31, 2020 and 2019 in operating expenses in the consolidated statement of operations.

For the three months ended March 31, 2020 and 2019, the unaudited consolidated statements of operations reflect gains of $828 and $471, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

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

	As of March 31, 2020
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$10,998	$—	$—	$10,998
Total	$10,998	$—	$—	$10,998

Marketable securities
US Treasury securities	$33,520	$217	$—	$33,737
Total	$33,520	$217	$—	$33,737

Short-term deposits
Term bank deposits	$15,000	$—	$—	$15,000
Total	$15,000	$—	$—	$15,000

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Cash and cash equivalents
Money market funds	$4,789	$—	$—	$4,789
Total	$4,789	$—	$—	$4,789

Marketable securities
US Treasury securities	$41,510	$23	$(2)	$41,531
Total	$41,510	$23	$(2)	$41,531

Short-term deposits
Term bank deposits	$10,000	$—	$—	$10,000
Total	$10,000	$—	$—	$10,000

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of March 31, 2020 and December 31, 2019.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other than temporary decline in fair value. The Company considers factors such as length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and its intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other than temporary decline exists in one of these securities, the Company writes down these investments to fair value. For debt securities, the portion of the write-down related to credit loss would be recorded to other income (expenses), net in the Company’s consolidated statements of operations. Any portion not related to credit loss would be recorded to accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2020, the Company did not consider any of its investments to be other-than-temporarily impaired.

g.	Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA, which the Company has extended a number of times. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of March 31, 2020, that borrowing rate was 4.10%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2020, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

h.	COVID-19:
The worldwide spread of COVID-19 has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. This has already had a negative impact on the Company's sales and results of operations, and the Company expects that it will continue to negatively affect its sales and results of operations. The Company is currently unable to predict the scale and duration of that impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

i.	Recently Adopted Accounting Pronouncements:

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard was adopted for our interim and annual periods beginning January 1, 2020. Adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard was adopted for interim and annual periods beginning after January 1, 2020. Adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

j.	Recently Issued Accounting Pronouncements Not Yet Adopted:

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the consolidated financial statements as a result of their future adoption.

NOTE 2:-  FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2020.

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	As of March 31, 2020
	(unaudited)				As of December 31, 2019
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	10,998	—	—	10,998	4,789	—	—	4,789
Marketable securities:
US Treasury securities	33,737	—	—	33,737	41,531	—	—	41,531
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	—	—	—	—	5	—	5
Other long-term assets:
Forward foreign exchange contracts	—	1,683	—	1,683	—	—	—	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(1,623)	—	(1,623)	—	(470)	—	(470)
Total financial assets (liabilities)	$44,735	$60	$—	$44,795	$46,320	$(465)	$—	$45,855

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

Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right-of-use asset and lease liability.

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

The Company has granted several liens to financial institutions mainly to secure various operating lease agreements in connection with its office space.

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Its lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities as of March 31, 2020:

March 31, 2020
(unaudited)
Operating right-of-use assets	$53,808

Operating lease liabilities, current	$8,196
Operating lease liabilities long-term	54,580
Total operating lease liabilities	$62,776

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Minimum lease payments for our right-of-use assets over the remaining lease periods as of March 31, 2020, are as follows:

March 31, 2020
(unaudited)
2020	$8,365
2021	9,679
2022	9,061
2023	8,861
2024	8,470
Thereafter	29,949

Total undiscounted lease payments	$74,385

Less: Imputed interest	(11,609)

Present value of lease liabilities	$62,776

As of March 31, 2020, the Company had an additional operating lease that had not yet commenced of $5,509. This operating lease will commence in the third quarter of 2020 with a lease term through 2030.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2020:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.59

Weighted average discount rate	4.03%

Total operating lease cost for the three months ended March 31, 2020 and 2019 was $2,012 and $1,701, respectively.

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

A summary of employees’ stock options activities during the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31, 2020 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2020	454,348	$20.628	$25,935	4.343
Granted	—	$—
Exercised	(40,207)	$20.011
Forfeited and expired	(500)	$1.576

Options outstanding and exercisable as of March 31, 2020	413,641	$20.711	$17,770	4.107

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the three months ended March 31, 2020 was $2,648. As of March 31, 2020, there was no unrecognized compensation cost related to employees and non-employees unvested stock options as all options have vested.

b. The options outstanding as of March 31, 2020 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding and exercisable as of March 31, 2020	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding and exercisable

$6.230	—	8.800	10,856	1.816	$8.216
$12.470	—	16.870	119,738	3.696	$14.101
$19.510	—	21.660	155,523	4.348	$21.170
$22.010	—	24.230	57,882	4.055	$22.281
	$29.880		53,088	4.896	$29.880
	$39.860		16,554	3.975	$39.860

			413,641	4.107	$20.711

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of March 31, 2020 (unaudited) were as follows:

	Options outstanding and exercisable as of March 31, 2020	Exercise price per share	Exercisable through
	(number)

February 2013	1,500	$12.470	February 2023
August 2013	4,000	$21.140	August 2023
March 2014	3,200	$39.860	March 2024
May 2014	3,700	$22.010	May 2024
November 2014	4,128	$21.660	November 2024
May 2015	1,057	$19.510	May 2025
February 2016	1,950	$16.870	February 2026

	19,535

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2020 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2020	2,559,083	$49.58
Granted	1,011,465	$91.98
Vested	(780,818)	$42.88
Forfeited	(60,263)	$56.50
Unvested balance – March 31, 2020	2,729,467	$67.06

e. As of March 31, 2020, there was $173,758 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units which is expected to be recognized over a period of 2.898 years.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited) (in thousands)

Cost of revenues	$785	$558
Research and development	4,081	2,678
Sales and marketing	4,729	3,443
General and administrative	3,288	2,282

Total	$12,883	$8,961

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,162,643 and 3,449,329 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of March 31, 2020 and 2019, respectively.

NOTE 5:– GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see Note 1 above for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
	(in thousands)

Revenues based on customer’s location:
North America	$37,874	$37,849
EMEA (*)	14,611	16,400
Rest of World	1,691	2,111

Total revenues	$54,176	$56,360

(*)       Sales to customers in France accounted for $5,520 and $6,241 of the Company’s revenues for the three months ended March 31, 2020 and 2019, respectively.

	March 31, 2020	December 31, 2019
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
Israel	$18,859	$18,354
United States	16,186	16,100
France	983	1,023
Other	821	861

	$36,849	$36,338

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

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

COVID-19

In December 2019, COVID-19 was first reported in China; in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020, the WHO declared it a pandemic. The worldwide spread of the COVID-19 virus has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. We have experienced an adverse impact on our results of operations and financial performance as a result of the COVID-19 outbreak. The ultimate extent of the impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and the effect on our partners and employees, all of which are uncertain and cannot be predicted.
Specifically, while the long-term opportunity that we see to help our customers protect their data, detect threats and achieve regulatory compliance remains unchanged, we started to see a negative impact on our results of operations in the last two weeks of the recently ended fiscal quarter and we cannot predict how long it will continue. We believe that crises create optimal conditions for cybercrime, and we can help protect data and infrastructure against hackers and rogue employees. In addition to these potential threats, companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs. Since the onset of the pandemic, we have experienced a significant increase in traffic to our website, an uptick in the use of our platform by existing customers and an increase in our pipeline, all of which we believe are a direct result of the pandemic. While we are encouraged by these trends, we have seen corporate expenditures subject to elevated scrutiny in the current environment. As a result, it has been, and we expect it will continue to be, more challenging to estimate the pipeline conversion rates and, therefore, our ability to monetize these trends in the near-term.

We currently offer a total of 26 licenses across our six product families, and since commencing our transition to a subscription model in the beginning of 2019, we have seen a significant increase in the engagement of our existing customers who are adopting more licenses. As of March 31, 2020, 55% of our customers with 500 employees or more had purchased four or more licenses, compared to 45% a year ago and 21% purchased six or more licenses, compared to 14% a year ago. We believe the increase in licenses adopted by these customers demonstrates the success of our engagement strategy with existing customers, confirming how we are unleashing the potential of our platform while also illustrating the remaining opportunity that we have within our base. Additionally, the recurring component of our revenue base has significantly increased as a result of completing our subscription transition. Annual recurring revenues (“ARR”) as of March 31, 2020 grew 59% year-over-year, and renewal rates of maintenance on perpetual licenses continued to be over 90%. In addition, as of March 31, 2020, our dollar-based net retention rate, which is calculated by using a denominator of ARR from all subscription customers as of the same prior year period, and, a numerator of that same set of subscription customers as of the end of the current period, is more than

105%. This source of recurring revenues places us in a stronger position than a year ago and we believe it will help us move through this time of uncertainty.

Despite these favorable trends, we have always aimed to tie our level of investment in the business to the revenues we plan to achieve, and, due to the revenue shortfall in the first quarter of 2020, we took prompt steps to manage our expenses, including responsible cost cutting measures, implementing a hiring freeze with the exception of key sales positions and reducing our capital expenditures. Additional actions taken in early April included reducing employee salaries across the organization, with senior management and our highest compensated employees seeing the largest reductions, and reducing the cash retainers for all members of our Board of Directors. Lastly, given the market volatility that resulted from the COVID-19 outbreak, the Company opportunistically entered into additional forward foreign exchange contracts for 2021 at more favorable rates.

Due to this pandemic, we have been forced to adopt and change the way we have historically operated. We have temporarily closed all of our offices and our employees are working remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. As part of the move to remote working and virtual-only customer experience we have had to postpone and cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

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

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert, which was originally introduced in 2013 to monitor and alert on sensitive data and file activity, with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We updated our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets and unusual activity from personal devices. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the European Union's ("EU") General Data Protection Regulation (“GDPR") and expanded our offerings that can help enterprises meet compliance and regulation requirements.

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

In 2019, we introduced updates to our existing products to include new dashboards to highlight cloud, Active Directory and GDPR security risks so that customers can more easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations. We extended our cloud support to include Box, added threat intelligence to our security insights, built incident response playbooks directly into the UI, and made usability and performance improvements. We also added classification functionality to help enterprises automatically discover and classify data that falls under the California Consumer Privacy Act, or CCPA, and renamed GDPR Patterns to Policy Pack to reflect this addition of CCPA functionality.

In the first quarter of 2019, we made the strategic shift to a subscription-based business model, which we believe will allow customers to better unleash the power of our platform through faster adoption of our integrated products. We currently have six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers. As of March 31, 2020 and 2019, 100.0% of our customers had purchased DatAdvantage; 55.0% and 51.3% of our customers, respectively, had purchased DatAlert; 54.5% and 50.1% of our customers, respectively, had purchased Data Classification Engine; 15.6% and 15.4% of our customers, respectively, had purchased DataPrivilege; 9.2% and 7.9% of our customers, respectively, had purchased Data Transport Engine; and 2.6% and 1.9% of our customers, respectively, had purchased DatAnswers. As of March 31, 2020 and 2019, 23.7% and 26.5% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. As of March 31, 2020 and 2019, approximately 76% and 73% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of March 31, 2020 and 2019, approximately 46% and 41% of our customers, respectively, had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our perpetual license maintenance renewal rate for each of the three months ended March 31, 2020 and 2019 continued to be over 90%. Our key strategies to ensure a high subscription license renewal rate and maintain our maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, consumer and retail, technology, media and entertainment and education sectors. We believe our existing customers represent significant future revenue opportunities for us. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three months ended March 31, 2020, approximately 70% of our revenues were derived from North America, while EMEA accounted for approximately 27% of our revenues and Rest of World (“ROW”) accounted for approximately 3% of our revenues. Additionally, even with our subscription mix increasing from 31% for the three months ended March 31, 2019 to 98% for the three months ended March 31, 2020 and the recent revenue headwinds from COVID-19, we still had nominal revenue growth in North America. We believe the transition from a perpetual-based model to a subscription-based model has positioned us well for the future, and, although revenues are still front-end loaded, they are more predictable and recurring in nature. We expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

        Despite the challenges currently resulting from COVID-19, once the virus is contained, we plan to continue to expand our international operations as part of our long-term growth strategy. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

        We derive the majority of our revenues from subscription sales and renewals and, to a lesser extent, from professional services and perpetual license sales of our products, including initial maintenance contracts associated with the sale. Subscription revenues are comprised of time-based licenses whereby new and existing customers use our software with related maintenance for a specified period. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. While prior to 2019 fees from subscription licenses comprised an insignificant amount of our revenues, as we transitioned to a subscription-based business in 2019, subscription licenses became a larger portion of our total revenues. Subscription licenses accounted for 37.6% of our total revenues for the three months ended March 31, 2020 compared to 12.4% of our total revenues for the three months ended March 31, 2019. Perpetual license sales accounted for 0.7% of our total revenues for the three months ended March 31, 2020 compared to 27.5% of our total revenues for the three months ended March 31, 2019. Subscription licenses accounted for 98.1% of our license revenues for the three months ended March 31, 2020 compared to 31.1% of our license revenues for the three months ended March 31, 2019. We continue to expect revenues from subscription licenses to become an even more significant portion of our total revenues in the future, resulting in revenues that are expected to be more recurring and predictable.

We have achieved significant revenue growth and scale since inception under a perpetual business model. As we have transitioned to a subscription-based business model, and recently due to headwinds caused by the COVID-19 outbreak, revenue growth, if any, has slowed. For the three months ended March 31, 2020 and 2019, subscription revenues were $20.4 million and $7.0 million, respectively, representing year-over-year growth of 191%. For the three months ended March 31, 2020 and 2019, our total revenues were $54.2 million and $56.4 million, respectively. For the three months ended March 31, 2020 and 2019, we had operating losses of $32.7 million and $22.0 million and net losses of $31.4 million and $22.6 million, respectively.

Key Performance Indicators and Recent Business Highlights

Transition to Subscription-Based Business Model

In the first quarter of 2019, we announced our transition to a subscription-based business model which, due to shifts in the mix of perpetual and subscription licenses, has and may continue to produce significant variation in the reported revenues throughout 2020 when compared to the same period in the previous year.

Annual Recurring Revenues

        Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of March 31, 2020 and 2019, ARR was $220.5 million and $138.7 million, respectively, an increase of 59% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues, which can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars as we have completed our transition to a subscription-based business model, but we could encounter significant variations in ARR in a given period due to the shifts in the mix of perpetual and subscription licenses.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Subscription licenses are sold on premises with the same functionality as the perpetual licenses and are recognized from sales of subscription licenses (including the associated maintenance) to existing and new customers. Similar to perpetual license revenues, subscription license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included as part of the subscription revenues line item. We expect revenues from subscription licenses to become a larger percentage of our total revenues. Due to the shifts in the mix of perpetual and subscription licenses, the timing of the renewals and the subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Typically, when purchasing a perpetual license, a customer also purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high annual retention of existing customers. However, due to our transition to a subscription-based model, we have seen and expect to continue to see less perpetual license revenues in the future and, therefore, less associated maintenance revenues. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the three months ended March 31, 2020 and 2019 continued to be over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way. Our overall maintenance and services revenues is also expected to decline as a result of the transition to a subscription-based model, the increased automated remediation capabilities of our newer products and the strategy of our channel partners taking on more professional services work.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	37.6%	12.5%
Perpetual licenses	0.7	27.5
Maintenance and services	61.7	60.0
Total revenues	100.0%	100.0%

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	98.1%	31.1%
Perpetual licenses	1.9	68.9
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 80 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our professional services and customer success teams and programs that support our subscription-based business model. This spending is expected to slow in the short-term due to uncertainties around the COVID-19 pandemic.

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

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for facilities, IT and depreciation. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. As a company, we have always aimed to tie our level of investment in the business to the revenues we expect to achieve, and, given the greater uncertainty we now face, we are actively managing expenses across the business. We expect personnel costs to continue to increase in absolute dollars as we continue to grow our business in the long-term.

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred. We expect that our research and development expenses will continue to increase in absolute dollars as we further strengthen our technology platform and invest in the development of both existing and new products. This spending is expected to slow in the short-term due to uncertainties around the COVID-19 pandemic.

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars in the long-term, as we plan to expand our sales and marketing efforts, both domestically and internationally. This spending is expected to slow in the short-term due to uncertainties around the COVID-19 pandemic. We expect sales and marketing expenses to be our largest category of operating costs and expenses.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars in the long-term as we expand our operations. This spending is expected to slow in the short-term due to uncertainties around the COVID-19 pandemic.

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as the COVID-19 pandemic and the United Kingdom’s exit from the EU, commonly referred to as “Brexit," as well as other member countries' public discussions about the possibility of withdrawing from the EU, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $0.2 million as of March 31, 2020 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. We are currently evaluating the implications, if any, of the CARES Act, and, therefore, an estimate of the impact to income taxes is not yet available. We are also monitoring for other similar tax relief programs provided by the governments of our non-US subsidiaries.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2020 and 2019 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2020	2019
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$20,365	$7,005
Perpetual licenses	388	15,521
Maintenance and services	33,423	33,834
Total revenues	54,176	56,360
Cost of revenues	10,180	8,326
Gross profit	43,996	48,034
Operating costs and expenses:
Research and development	22,688	18,768
Sales and marketing	42,580	41,996
General and administrative	11,398	9,271
Total operating expenses	76,666	70,035
Operating loss	(32,670)	(22,001)
Financial income (expenses), net	1,453	(128)
Loss before income taxes	(31,217)	(22,129)
Income taxes	(213)	(510)
Net loss	$(31,430)	$(22,639)

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	37.6%	12.5%
Perpetual licenses	0.7	27.5
Maintenance and services	61.7	60.0
Total revenues	100.0	100.0
Cost of revenues	18.8	14.8
Gross profit	81.2	85.2
Operating costs and expenses:
Research and development	41.9	33.3
Sales and marketing	78.6	74.5
General and administrative	21.0	16.4
Total operating expenses	141.5	124.2

Operating loss	(60.3)	(39.0)

Financial income (expenses), net	2.7	(0.3)
Loss before income taxes	(57.6)	(39.3)
Income taxes	(0.4)	(0.9)
Net loss	(58.0)%	(40.2)%

Revenues

	Three Months Ended March 31,
	2020	2019	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$20,365	$7,005	190.7%
Perpetual licenses	388	15,521	(97.5)%
Maintenance and services	33,423	33,834	(1.2)%
Total revenues	$54,176	$56,360	(3.9)%

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	37.6%	12.5%
Perpetual licenses	0.7%	27.5%
Maintenance and services	61.7%	60.0%
Total revenues	100.0%	100.0%

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	98.1%	31.1%
Perpetual licenses	1.9%	68.9%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a decline in perpetual license revenues for the three months ended March 31, 2020. Subscription revenues increased significantly from $7.0 million for the three months ended March 31, 2019 to $20.4 million for the three months ended March 31, 2020. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than the number that we historically sold with perpetual license sales. The revenue headwinds associated with the transition to a subscription-based model and the impact of COVID-19 have resulted in a decline in total revenues for three months ended March 31, 2020. ARR was $220.5 million and $138.7 million as of March 31, 2020 and 2019, respectively, representing an increase of 59%. The slight decrease in maintenance and services revenues was primarily due to our accelerated transition to a subscription business and due to the strategic shift of having our channel partners take on more professional services work. In each of the three months ended March 31, 2020 and 2019, our perpetual license maintenance renewal rate continued to be over 90%. As of March 31, 2020 and 2019, 76% and 73% of our customers, respectively, had purchased products in two or more families. As of March 31, 2020 and 2019, 46% and 41% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2020	2019	% Change
	(unaudited) (in thousands)
Cost of revenues	$10,180	$8,326	22.3%

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total revenues)
Total gross margin	81.2%	85.2%

The increase in cost of revenues was primarily related to an increase of $1.6 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription-based business and support personnel to support our high maintenance renewal rate and a $0.2 million increase in facilities and allocated overhead costs.

Operating Costs and Expenses

	Three Months Ended March 31,
	2020	2019	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$22,688	$18,768	20.9%
Sales and marketing	42,580	41,996	1.4%
General and administrative	11,398	9,271	22.9%
Total operating expenses	$76,666	$70,035	9.5%

	Three Months Ended March 31,
	2020	2019
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	41.9%	33.3%
Sales and marketing	78.6%	74.5%
General and administrative	21.0%	16.4%
Total operating expenses	141.5%	124.2%

The increase in research and development expenses was primarily related to an increase of $3.2 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.7 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $0.9 million increase in salaries and benefits and stock-based compensation expense and a $0.2 million increase related to facilities and allocated overhead costs. This was partially offset by a $0.5 million decrease in marketing related expenses primarily resulting from less travel and fewer events as a result of the global spread of COVID-19.

The increase in general and administrative expenses was primarily related to an increase of $1.6 million in salaries and benefits and stock-based compensation expense due to increased headcount to support the overall growth of our business and a $0.5 million increase in other expenses predominately relating to IT.

Financial Income (Expenses), Net

	Three Months Ended March 31,
	2020	2019	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$1,453	$(128)	1,235.2%

Financial income, net for the three months ended March 31, 2020 was primarily due to foreign currency gains and interest income. Financial expenses, net for the three months ended March 31, 2019 was primarily due to foreign currency losses.

Income Taxes

	Three Months Ended March 31,
	2020	2019	% Change
	(unaudited) (in thousands)
Income taxes	$(213)	$(510)	58.2%

Income taxes for the three months ended March 31, 2020 and 2019 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2020	2019
	(unaudited) (in thousands)
Net cash provided by operating activities	$3,874	$14,055
Net cash provided by investing activities	414	5,933
Net cash provided by (used in) financing activities	4,316	(4,234)
Increase in cash and cash equivalents	$8,604	$15,754

On March 31, 2020, our cash and cash equivalents, marketable securities and short-term deposits of $126.3 million were held for working capital purposes and were invested primarily in marketable securities and short-term deposits. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

Following investments we made in two leasehold improvement projects in 2019, we expect our investments in capital expenditures in 2020 to decrease, although we will still invest to support the business and operations as needed. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the three months ended March 31, 2020, cash inflows from our operating activities were $3.9 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is a negative sequential revenue growth in the first quarter which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the three months ended March 31, 2020, sources of cash inflows were from changes in our working capital, including a $36.8 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months ended March 31, 2020 was 84. This was partially offset by $11.2 million from our net loss excluding non-cash charges, a $12.6 million decrease in deferred revenues, a $6.9 million decrease in accrued expenses and other liabilities, a $1.9 million increase in prepaid expenses and other current assets (including deferred commissions), a $0.2 million decrease in trade payables and a $0.1 million increase in other long-term assets.

For the three months ended March 31, 2019, cash inflows from our operating activities were $14.1 million. For the three months ended March 31, 2019, sources of cash inflows were from changes in our working capital, including a $41.4 million decrease in accounts receivable. Our DSO for the three months ended March 31, 2019 was 74. Additional sources of cash inflows were from a $0.2 million increase in other long-term liabilities. This was partially offset by $7.3 million from our net loss excluding non-cash charges, a $7.4 million decrease in accrued expenses and other liabilities, a $5.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.4 million decrease in deferred revenues and a $2.0 million decrease in trade payables.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sale and purchases of short-term deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2020, net cash provided by investing activities of $0.4 million was primarily attributable to a $7.8 million decrease in marketable securities partially offset by a $4.8 million increase in short-term deposits and $2.6 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

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

Financing Activities

For the three months ended March 31, 2020 and 2019, net cash provided by financing activities of $4.3 million and net cash used in financing activities of $4.2 million, respectively, was attributable to net proceeds (withholdings) from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA, which we have extended a number of times. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of March 31, 2020, that borrowing rate amounted to 4.10%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of March 31, 2020, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2020 for the upcoming years were as follows:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations	$8,365	$9,679	$9,061	$8,861	$8,470	$29,949	$74,385

We have obligations related to unrecognized tax benefit liabilities totaling $2.8 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended March 31, 2020 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.
        For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period to the United States.

Historically, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within 12 months. In March 2020, due to market volatility resulting from the COVID-19 outbreak, we entered into additional foreign currency forward contracts expected to mature within 18 months at more favorable rates. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We also enter into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes which impacts financial income (expenses), net. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

        We had cash and cash equivalents, marketable securities and short-term deposits of $126.3 million as of March 31, 2020. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

        As of March 31, 2020, we had no outstanding obligations under our promissory note. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The recent global COVID-19 outbreak has had, and could continue to have, harmful effects on our business and results of operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. Our operations, and the operations of our customers and partners, have been disrupted and may continue to be so for a period of time that cannot currently be predicted. This has adversely affected economies and financial markets globally, leading to an economic downturn, which has decreased technology spending at the current time.

These factors have made it more difficult to acquire new customers and to expand within our existing customer base. For example, we experienced a decrease in sales during the last two weeks of the first quarter of 2020. Corporate expenditures are also subject to elevated scrutiny in the current environment and may lead to longer sales cycles. In addition, it has been, and we expect it will continue to be, more challenging to estimate the pipeline conversion rates due to the economic uncertainty. We therefore cannot predict whether such decreases in sales will be offset in subsequent periods by increased sales.

We have temporarily closed all of our offices and our employees are working remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. While the move to remote working and virtual-only customer experience has not to date materially impacted our operations, we have had to postpone and cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

Companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs. While we believe that this creates a potential opportunity for us, in particular, to assist existing customers in addressing the risks associated with this new reality, we may be unable to make sales in the amounts that we currently expect. Even if we make such sales, we may experience longer payment cycles and challenges in collections.

Overall, the COVID-19 pandemic gives rise to a number of risks, including, but not limited to, the following:

•our ability to acquire new customers, in part due to potentially lower conversion rates on risk assessments due to virtual meetings;
•our ability to expand within our existing customer base, including through the adoption of additional licenses;
•our ability to continue to show the positive trends at the levels we have shown in the last several quarters for certain key performance metrics, such as renewal rates and ARR;
•a reduction in the number of users as customers terminate and furlough employees;
•an increase in bad debt reserves as customers face economic hardship and collectability becomes more uncertain;
•our ability to remotely develop and enhance our products; and
•our ability to raise capital.

It is not possible at this time to estimate the full impact that COVID-19 will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. The pandemic has also made it more difficult to predict our future performance, and there is a greater risk that any guidance we provide to the market may turn out to be incorrect. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which have adversely impacted, and may continue to adversely impact, our stock price.

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

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future partially due to the front-loaded revenue recognition nature of our business. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and you should not rely on any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be and are frequently performed remotely, into paying customers; however, given the spread of COVID-19 and the impact on our prospects, these risk assessments may not be converted at the same historical rates. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period. If our revenues or results of operations fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.

A failure to maintain sales and marketing personnel productivity or hire and integrate additional sales and marketing personnel could adversely affect our results of operations and growth prospects.

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Following our transition to a subscription-based model and the additional demands involved in selling multiple products, it has become even more difficult to hire and retain qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell our Data Security Platform rather than individual software products and inability to reach set quotas. Furthermore, based on our past experience in mature territories, it often can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

Failure to retain, attract and recruit highly qualified engineers could adversely affect our results of operations and growth prospects.

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

We have completed our transition to a subscription-based business model. It is uncertain whether the expected benefits of this transition will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition has had and may continue to have negative revenue and earnings implications, including on our quarterly results of operations. If we are unable to respond to these competitive threats, our business could be harmed.

This subscription strategy may give rise to a number of risks, some of which are amplified due to the spread of COVID-19, including the following:

•our revenues and cash flows may fluctuate more than anticipated over the short-term as a result of this strategy;

•if our customers do not renew their subscriptions or do not renew them on a timely basis, our revenues may decline and our business may suffer;
•the shift to a subscription strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and access to data once a subscription has expired;
•we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings;
•our shift to a subscription licensing model may result in confusion among new or existing customers (which can slow adoption rates), resellers and investors;
•our relationships with existing partners that resell perpetual license products may be damaged;
•our sales force may struggle with the additional requirements of selling subscription which may lead to increased turnover rates and lower headcount; and
•if new or current customers desire only perpetual licenses our subscription sales may lag behind our expectations.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19, changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

We have a significant number of customers across a variety of verticals, some of which are impacted significantly by the economic turmoil caused by the COVID-19 pandemic. A downturn in any of our leading industries, or a reduction in any revenue-generating vertical, may cause enterprises to react to worsening conditions by reducing their spending on IT. Customers may delay or cancel IT projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

We have been growing and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.

We intend to continue to grow our business and plan to continue to hire new sales employees either for expansion or replacement of existing sales personnel. If we cannot adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project, our customers might decide not to renew or reduce the scope of their original purchases, or our customers may lose confidence in the knowledge and capability of our employees. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•effectively recruit, train, motivate and integrate new employees, including our sales force and engineers, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan;
•satisfy existing customers and attract new customers;
•successfully introduce new products and enhancements;
•effectively manage existing channel partnerships and expand to new ones;
•improve our key business applications and processes to support our business needs;

•enhance information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing customer base;
•enhance our internal controls to ensure timely and accurate reporting of all of our operations and financial results;
•protect and further develop our strategic assets, including our intellectual property rights;
•make sound business decisions in light of the scrutiny associated with operating as a public company and the increased strain and pressures associated with COVID-19; and
•transition from perpetual licenses to a subscription-based business model.

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

Our product enhancements or new products could fail to attain sufficient market acceptance for many reasons, including:

•failure to accurately predict market demand in terms of product functionality and to supply products that meet this demand in a timely fashion;
•inability to interoperate effectively with the database technologies and file systems of prospective customers;
•defects, errors or failures;
•negative publicity or customer complaints about performance or effectiveness; and
•poor business conditions, causing customers to delay IT purchases.

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

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when or as we expect or elect to reduce the scope of their original purchases. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns including, but not limited to, the COVID-19 pandemic, the adverse impact of import tariffs or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

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

Our future success will depend in large part on our ability to, among other things:

◦reap the benefits from the transition to a subscription-based model successfully;
◦maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;
◦develop new products and services and bring products and services in beta to market;
◦renew subscription and maintenance and support agreements with, and sell additional products to, existing customers;
◦maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;
◦increase market awareness of our products and enhance our brand;
◦maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation; and
◦hire, integrate, train and retain skilled talent, including members of our sales force and engineers.

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

Our future growth depends upon expanding sales of our products to existing customers and their organizations and receiving subscription and maintenance renewals. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. There can be no assurance that our efforts would result in increased sales to existing customers ("upsells") and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer.

Our future growth also depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may be adversely affected, and our business will be harmed.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $31.4 million for the three months ended March 31, 2020 and net losses of $78.8 million and $28.6 million in each of the years ended December 31, 2019 and 2018, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their subscription licenses or maintenance and support agreements or buy future products, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the initial contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2019 and 2018 and for the three months ended March 31, 2020 continued to be over 90%. Customer satisfaction will become even more important as most of our licensing has shifted to subscription license agreements.

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

Our operations involve transmission and processing of our customers' confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our IT and infrastructure may be vulnerable to attacks as a result of third party action, employee error or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2019 and for the three months ended March 31, 2020, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

In 2019 and for the three months ended March 31, 2020, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to this platform of products in the future. As such, market acceptance of this platform of products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of April 30, 2020, we had 70 issued patents in the United States and 32 pending U.S. patent applications. We also had 35 patents issued and 72 applications pending for examination in non-U.S. jurisdictions, and two pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

In particular, if a more established company were to target our market, we may face significant competition. They may have competitive advantages, such as greater name recognition, larger sales, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we do. Increased competition could result in us failing to attract customers or maintain licenses at the same rate. It could also lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, reduced gross margins, longer sales cycles, lower renewal rates and loss of market share.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2019 and for the three months ended March 31, 2020, approximately 70% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•sales and customer service challenges associated with operating in different countries;
•increased management travel, infrastructure and legal compliance costs associated with having multiple international operations;
•difficulties in receiving payments from different geographies, including difficulties associated with currency fluctuations, payment cycles, transfer of funds or collecting accounts receivable, especially in emerging markets;
•variations in economic or political conditions between each country or region;
•economic uncertainty around the world and adverse effects arising from economic interdependencies across countries and regions;
•the uncertainty around the effects of global pandemics, including the COVID-19 outbreak, on our business and results of operations;
•uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships under the administration of U.S. President Donald J. Trump;
•the continued economic and legal uncertainty around how Brexit, will impact the United Kingdom’s access to the EU Single Market, the related regulatory environment, the global economy and the resulting impact on our business;

•compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the U.K. Bribery Act of 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;
•reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and
•compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes.

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

Our functional and reporting currency is the U.S. dollar, and we generate a majority of our revenues and incur a majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our subscription licenses and maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short-term after the United Kingdom's recent exit from the EU. Although the United Kingdom has passed legislation regarding the immediate impact of Brexit, it is still unclear what terms, if any, may be agreed within the United Kingdom and between the United Kingdom and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. The United Kingdom's withdrawal from the EU, as well as other member countries' public discussions about the possibility of withdrawing from the EU, may also create global economic and legal uncertainty, which may impact, among other things, the demand for our products.

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

We believe that enhancing the “Varonis” brand identity and maintaining our reputation in the IT industry is critical to our relationships with our customers and to our ability to attract new customers. Our brand recognition and reputation is dependent upon:

•our ability to continue to offer high quality, innovative and error- and bug-free products;
•our ability to maintain customer satisfaction with our products;
•our ability to be responsive to customer concerns and provide high quality customer support, training and professional services;
•our marketing efforts;
•any misuse or perceived misuse of our products;
•positive or negative publicity;
•interruptions, delays or attacks on our website; and
•litigation or regulatory-related developments.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government-owned or -controlled entities (such as public health care bodies, educational institutions and utilities), which we refer to as the public sector herein. We believe that the success and growth of our business will continue to depend on our successful procurement of public sector contracts. Selling to public sector entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that our efforts will produce any sales. Factors that could impede our ability to maintain or increase the amount of revenues derived from public sector contracts include:

•changes in public sector fiscal or contracting policies;
•decreases in available public sector funding;
•changes in public sector programs or applicable requirements;
•the adoption of new laws or regulations or changes to existing laws or regulations;
•potential delays or changes in the public sector appropriations or other funding authorization processes;
•the requirement of contractual terms that are unfavorable to us, such as most-favored-nation pricing provisions; and
•delays in the payment of our invoices by public sector payment offices.

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

Since January 1, 2018, we generated additional NOLs, which are not subject to the annual limitation described above. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs generated after December 31, 2017. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification 740-10-25 (“ASC 740-10-25”). ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Our income in certain countries is subject to reduced tax rates provided we meet certain ongoing employment and capital investment commitments. Failure to meet these commitments could adversely impact our provision for income taxes.

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

We may make acquisitions that could be material to our business, results of operations, financial condition and cash flows. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•an acquisition may negatively affect our results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, including potential write-downs of deferred revenues, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully sell any acquired products;
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•challenges inherent in effectively managing an increased number of employees in diverse locations;
•the potential strain on our financial and managerial controls and reporting systems and procedures;
•potential known and unknown liabilities or deficiencies associated with an acquired company that were not identified in advance;
•our use of cash to pay for acquisitions would limit other potential uses for our cash and affect our liquidity;
•if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;
•the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;
•to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and
•managing the varying intellectual property protection strategies and other activities of an acquired company.

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

A significant natural disaster, such as a fire, flood or an earthquake, an outbreak of a pandemic disease (such as COVID-19) or a significant power outage could have a material adverse impact on our business, results of operations and financial condition. In the event our customers’ IT systems or our channel partners’ selling or distribution abilities are hindered by any of these events, we may miss financial targets, such as revenues and sales targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of channel partners, customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our channel partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our channel partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $93.24 through April 30, 2020. On April 30, 2020, the closing price of our common stock was $67.05. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

•actual or anticipated fluctuations in our results or those of our competitors;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•ratings changes by any securities analysts who follow our company;
•announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in certain categories of companies or the overall stock market, including as a result of trends in the global economy;
•the trading volume of our common stock;
•changes in accounting principles;
•sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•additions or departures of any of our key personnel;
•lawsuits threatened or filed against us;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States and abroad;
•changing legal or regulatory developments in the United States and other countries; and
•other events or factors, including those resulting from war, incidents of terrorism, pandemic (such as COVID-19) or responses to these events.

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

As of March 31, 2020, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;
•a classified board of directors whose members can only be dismissed for cause;
•the prohibition on actions by written consent of our stockholders;
•the limitation on who may call a special meeting of stockholders;
•the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings; and
•the requirement of at least 75% of the outstanding capital stock to amend any of the foregoing second through fifth provisions.

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
The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

May 5, 2020	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

May 5, 2020	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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