Form 10-Q
period 2020-06-30
VARONIS SYSTEMS INC
filed 2020-08-04
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 30, 2020, there were 31,548,926 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$239,979	$68,929
Marketable securities	26,116	41,531
Short-term deposits	60,000	10,000
Trade receivables (net of allowance for doubtful accounts of $862 and $637 at June 30, 2020 and December 31, 2019, respectively)	48,766	75,050
Prepaid expenses and other current assets	15,568	13,047
Total current assets	390,429	208,557

Long-term assets:
Other assets	20,007	18,360
Operating lease right-of-use asset	51,294	55,057
Property and equipment, net	36,566	36,338
Total long-term assets	107,867	109,755
Total assets	$498,296	$318,312

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$678	$997
Accrued expenses and other short-term liabilities	65,094	62,607
Deferred revenues	79,129	95,975
Total current liabilities	144,901	159,579

Long-term liabilities:
Convertible senior notes, net	215,144	—
Deferred revenues	3,692	5,460
Operating lease liability	53,539	57,040
Other liabilities	2,490	2,701
Total long-term liabilities	274,865	65,201

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2020 and December 31, 2019; Issued and outstanding: 31,543,519 shares at June 30, 2020 and 30,583,311 shares at December 31, 2019	32	31
Accumulated other comprehensive income (loss)	3,536	(449)
Additional paid-in capital	347,447	310,682
Accumulated deficit	(272,485)	(216,732)
Total stockholders’ equity	78,530	93,532
Total liabilities and stockholders’ equity	$498,296	$318,312

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Subscriptions	$34,086	$14,837	$54,451	$21,842
Perpetual licenses	240	11,514	628	27,035
Maintenance and services	32,239	33,270	65,662	67,104
Total revenues	66,565	59,621	120,741	115,981

Cost of revenues	10,335	8,398	20,515	16,724

Gross profit	56,230	51,223	100,226	99,257

Operating costs and expenses:
Research and development	24,067	19,722	46,755	38,490
Sales and marketing	42,983	41,656	85,563	83,652
General and administrative	11,274	13,851	22,672	23,122
Total operating expenses	78,324	75,229	154,990	145,264

Operating loss	(22,094)	(24,006)	(54,764)	(46,007)
Financial income (expenses), net	(1,845)	65	(392)	(63)

Loss before income taxes	(23,939)	(23,941)	(55,156)	(46,070)
Income taxes	(384)	(547)	(597)	(1,057)

Net loss	$(24,323)	$(24,488)	$(55,753)	$(47,127)

Net loss per share of common stock, basic and diluted	$(0.77)	$(0.81)	$(1.79)	$(1.57)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	31,494,291	30,284,421	31,195,152	30,058,593

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(24,323)	$(24,488)	$(55,753)	$(47,127)

Other comprehensive income:
Unrealized income (loss) on marketable securities, net of tax	(137)	31	47	50
Income (loss) on marketable securities reclassified into earnings, net of tax	15	3	27	(6)
	(122)	34	74	44

Unrealized income on derivative instruments, net of tax	535	832	1,137	3,316
Realized income on derivative instruments, net of tax	2,471	—	2,471	—
Loss on derivative instruments reclassified into earnings, net of tax	361	80	304	531
	3,367	912	3,912	3,847
Total other comprehensive income	3,245	946	3,986	3,891

Comprehensive loss	$(21,078)	$(23,542)	$(51,767)	$(43,236)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2018	29,576,880	30	266,941	(3,633)	(137,968)	125,370
Stock-based compensation expense	—	—	8,961	—	—	8,961
Common stock issued under employee stock plans, net	686,357	—	(4,642)	—	—	(4,642)
Unrealized income on derivative instruments	—	—	—	2,935	—	2,935
Unrealized income on available for sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(22,639)	(22,639)
Balance as of March 31, 2019	30,263,237	30	271,260	(688)	(160,607)	109,995
Stock-based compensation expense	—	—	14,796	—	—	14,796
Common stock issued under employee stock plans, net	63,790	—	(1,055)	—	—	(1,055)
Unrealized income on derivative instruments	—	—	—	912	—	912
Unrealized income on available for sale securities	—	—	—	34	—	34
Net loss	—	—	—	—	(24,488)	(24,488)
Balance as of June 30, 2019	30,327,027	30	285,001	258	(185,095)	100,194

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2019	30,583,311	$31	$310,682	$(449)	$(216,732)	$93,532
Stock-based compensation expense	—	—	12,883	—	—	12,883
Common stock issued under employee stock plans, net	882,959	—	4,316	—	—	4,316
Unrealized income on derivative instruments	—	—	—	545	—	545
Unrealized income on available for sale securities	—	—	—	195	—	195
Net loss	—	—	—	—	(31,430)	(31,430)
Balance as of March 31, 2020	31,466,270	31	327,881	291	(248,162)	80,041
Stock-based compensation expense	—	—	17,623	—	—	17,623
Common stock issued under employee stock plans, net	77,249	1	497	—	—	498
Realized and unrealized income on derivative instruments	—	—	—	3,367	—	3,367
Unrealized loss on available for sale securities	—	—	—	(122)	—	(122)
Purchase of capped calls related to Convertible senior notes	—	—	(29,348)	—	—	(29,348)
Equity component of Convertible senior notes, net	—	—	30,794	—	—	30,794
Net loss	—	—	—	—	(24,323)	(24,323)
Balance as of June 30, 2020	31,543,519	32	347,447	3,536	(272,485)	78,530

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(55,753)	$(47,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,208	2,816
Stock-based compensation	30,506	23,757
Amortization of deferred commissions	5,783	7,136
Amortization of operating lease right-of-use asset	4,990	2,837
Amortization of debt discount and issuance costs	780	—
Capital loss from sale of fixed assets	—	24

Changes in assets and liabilities:
Trade receivables	26,284	37,660
Prepaid expenses and other current assets	(970)	(1,904)
Deferred commissions	(7,815)	(8,543)
Other long-term assets	(208)	7
Trade payables	(469)	(321)
Accrued expenses and other short-term liabilities	(1,770)	(4,571)
Deferred revenues	(18,614)	(9,019)
Other long-term liabilities	2,244	201
Net cash provided by (used in) operating activities	(10,804)	2,953

Cash flows from investing activities:
Decrease (increase) in short-term deposits	(49,927)	29,154
Decrease in marketable securities	15,415	3,925
Decrease (increase) in long-term deposits	28	(15)
Proceeds from sale of property and equipment	—	10
Purchases of property and equipment	(4,436)	(9,878)
Net cash provided by (used in) investing activities	(38,920)	23,196

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	245,308	—
Purchases of capped calls	(29,348)	—
Proceeds (withholdings) from employee stock plans, net	4,814	(5,697)
Net cash provided by (used in) financing activities	220,774	(5,697)
Increase in cash and cash equivalents	171,050	20,452
Cash and cash equivalents at beginning of period	68,929	48,707
Cash and cash equivalents at end of period	$239,979	$69,159

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$810	$3,146

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

a.	Description of Business:

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

The Company generates revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are comprised of time-based licenses whereby customers use the Company's software with related maintenance (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Subscriptions are sold on premises and are recognized from sales of subscription licenses to new and existing customers. When products are purchased as a subscription, the associated maintenance is included as part of the subscription revenues. Perpetual licenses have the same functionality as subscriptions and perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. Maintenance and services primarily consist of fees for maintenance services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both operationalizing the software and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company's assistance. The Company sells its products worldwide directly to a network of distributors and VARs, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $63,632 for the six months ended June 30, 2020.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2019 and for the six months ended June 30, 2020, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to Note 6.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. In March 2020, the World Health Organization (”WHO”) declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. Due to the market volatility that resulted from the COVID-19 outbreak, in March 2020 the Company entered into additional forward foreign exchange contracts expected to mature within 18 months at more favorable rates. In addition, the Company enters into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments. The Company does not enter into derivative financial instruments for trading purposes.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of June 30, 2020 (unaudited)		Assets (liabilities) as of December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$79,911	$424	$84,968	$(470)
Foreign exchange forward contract derivatives in cash flow hedging relationships included in other long-term assets	$15,694	$546	$—	$—
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$14,592	$(35)	$26,995	$5

For the three and six months ended June 30, 2020, the unaudited consolidated statements of operations reflect a loss of $361 and $304, respectively, related to the effective portion of the cash flow hedges. For the three and six months ended June 30, 2019, the unaudited consolidated statements of operations reflect a loss of $80 and $531, respectively, related to the effective portion of the cash flow hedges. In the second quarter of 2020, the realized gains from these derivatives was $2,471. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows. Effective with our January 1, 2019 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized for the three and six months ended June 30, 2020 and 2019 in operating expenses in the consolidated statement of operations.

For the three and six months ended June 30, 2020, the unaudited consolidated statements of operations reflect a loss of $196 and a gain of $632, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. For the three and six months ended June 30, 2019, the unaudited consolidated statements of operations reflect gains of $90 and $484, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

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

	As of June 30, 2020
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$18,634	$—	$—	$18,634
Total	$18,634	$—	$—	$18,634

Marketable securities
US Treasury securities	$26,021	$95	$—	$26,116
Total	$26,021	$95	$—	$26,116

Short-term deposits
Term bank deposits	$60,000	$—	$—	$60,000
Total	$60,000	$—	$—	$60,000

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$4,789	$—	$—	$4,789
Total	$4,789	$—	$—	$4,789

Marketable securities
US Treasury securities	$41,510	$23	$(2)	$41,531
Total	$41,510	$23	$(2)	$41,531

Short-term deposits
Term bank deposits	$10,000	$—	$—	$10,000
Total	$10,000	$—	$—	$10,000

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of June 30, 2020 and December 31, 2019.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses ("CECL") model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. During the three and six months ended June 30, 2020, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

g.	Credit Facility:

On March 31, 2014, the Company entered into a promissory note and related security documents with Bank Leumi USA, which the Company has extended a number of times. The Company may borrow up to $7,000 against certain of its accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of June 30, 2020, that borrowing rate was 4.10%. This promissory note enables the Company, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage exposure to foreign currency risk without restricted cash requirements. The Company may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2020, the Company had no balance outstanding under the promissory note. As part of the transaction, the Company granted the lender a security interest in its personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

h.	COVID-19:

In March 2020, the WHO declared COVID-19 a global pandemic. The pandemic, which has continued to spread, and related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and is expected to continue to disrupt general business operations until the disease is contained. This had a negative impact on the Company's sales and results of operations, primarily in the first quarter of 2020, and might, in the future, negatively affect the Company's sales and results of operations. The Company is currently unable to predict the scale and duration of that impact. As of the filing date of these financial statements, the Company is not aware of any specific event or circumstance that would require an update of its accounting estimates or judgments or revision of the carrying value of its assets or liabilities. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

i.	Recently Adopted Accounting Pronouncements:

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. This new standard was adopted for our interim and annual periods beginning January 1, 2020 using the prospective adoption approach. Adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available for sale debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 also limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard was adopted for interim and annual periods beginning after January 1, 2020. Adoption of this standard had an immaterial impact on the Company's consolidated financial statements.

j.	Recently Issued Accounting Pronouncements Not Yet Adopted:

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the consolidated financial statements as a result of their future adoption.

NOTE 2:  FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended June 30, 2020.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

As of June 30, 2020
(unaudited)				As of December 31, 2019
Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value

Financial assets:
Cash equivalents:
Money market funds	18,634	—	—	18,634	4,789	—	—	4,789
Marketable securities:
US Treasury securities	26,116	—	—	26,116	41,531	—	—	41,531
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	424	—	424	—	5	—	5
Other long-term assets:
Forward foreign exchange contracts	—	546	—	546	—	—	—	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(35)	—	(35)	—	(470)	—	(470)
Total financial assets (liabilities)	$44,750	$935	$—	$45,685	$46,320	$(465)	$—	$45,855

See Note 4 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's convertible senior notes as of June 30, 2020.

NOTE 3: LEASES

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

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Its lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities as of June 30, 2020:

June 30, 2020
(unaudited)
Operating right-of-use assets	$51,294

Operating lease liabilities, current	$8,188
Operating lease liabilities long-term	53,539
Total operating lease liabilities	$61,727

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Minimum lease payments for our right-of-use assets over the remaining lease periods as of June 30, 2020, are as follows:

June 30, 2020
(unaudited)
2020	$5,405
2021	10,365
2022	9,176
2023	8,967
2024	8,576
Thereafter	30,378

Total undiscounted lease payments	$72,867

Less: Imputed interest	(11,140)

Present value of lease liabilities	$61,727

As of June 30, 2020, the Company had an additional operating lease that had not yet commenced of $5,629. This operating lease is expected to commence in the third quarter of 2020 with a lease term through 2030.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2020:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.92

Weighted average discount rate	4.04%

Total operating lease cost for the three and six months ended June 30, 2020 was $3,024 and $5,036, respectively. Total operating lease cost for the three and six months ended June 30, 2019 was $1,602 and $3,303, respectively.

NOTE 4: CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

On May 11, 2020, the Company issued $253,000 aggregate principal amount of 1.25% Convertible Senior Notes due August 2025 (the “2025 Notes”) pursuant to an Indenture dated May 11, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The offering consisted of $220,000 aggregate principal amount plus the full exercise of the initial purchasers’ option to purchase up to an additional $33,000 aggregate principal amount. The net proceeds to the Company after the initial purchaser discount and issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Company expects to use the remaining net proceeds for working capital and general corporate purposes, which may include research and development, capital expenditures and other general corporate purposes.

The 2025 Notes will mature on August 15, 2025, unless earlier converted, redeemed or repurchased. Interest will be payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2020, at a rate of 1.25% per year.

The initial conversion rate for the 2025 Notes is 10.8556 shares of the Company’s common stock for each $1,000 principal amount of the 2025 Notes which is equivalent to an initial conversion price of approximately $92.12 per share. The conversion rate is subject to adjustment in specified events. The 2025 Notes are convertible into shares of the Company’s common stock, par value $0.001 per share (the “common stock”), at the option of a holder, prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances:

(1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2) during the five consecutive business day period immediately after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of the 2025 Notes, as determined following a request by a holder of the 2025 Notes in the manner described in the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(3) if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of certain corporate events specified in the Indenture.

In addition, regardless of the foregoing circumstances, on or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes at any time. Upon conversion, the 2025 Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock in the manner and subject to the terms and conditions provided in the Indenture.

The 2025 Notes are not redeemable at the Company’s option prior to August 20, 2023. The Company may redeem the 2025 Notes for cash, at its option, on a redemption date occurring on or after August 20, 2023, and on or prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Company is required to repurchase the 2025 Notes due to a fundamental change, it remains at the Company’s discretion to determine whether the settlement is in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock.

The Indenture includes customary terms, including certain events of default after which the 2025 Notes may be due and payable immediately. The 2025 Notes are the Company’s unsecured obligations and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the 2025 Notes.

The Company accounted for its convertible senior notes in accordance with ASC 470-20 "Debt with Conversion and Other Options" and separated the Notes into liability and equity components. The carrying amounts of the liability components of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the terms of the 2025 Notes using the effective interest rate method. The carrying amount of the equity components representing the conversion option was approximately $31,779 for the 2025 Notes and is recorded in additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

The Company allocates transaction costs related to the issuance of the 2025 Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were approximately $6,857 and are being amortized to interest expense at an effective interest method rate of 4.51% over the term of the 2025 Notes. Transaction costs attributable to the equity component were approximately $985 and are netted with the equity component of the 2025 Notes in additional paid-in capital.

The net carrying amount of the liability and equity components of the 2025 Notes as of June 30, 2020 was as follows:

As of
June 30, 2020
(in thousands)
Liability component
Principal	$253,000
Unamortized discount	(31,138)
Unamortized issuance costs	(6,718)
Net carrying amount	$215,144

Equity component, net of discount and issuance costs	$30,794

The interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2020 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(in thousands)
Contractual interest expense	$430	$430
Amortization of debt discount	641	641
Amortization of debt issuance costs	138	138
Total	$1,209	$1,209

As of June 30, 2020, the total estimated fair value of the Notes was approximately $294,001. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market.

Capped Call Transactions

On May 6, 2020, in connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Initial Capped Call Transactions”). In addition, in connection with initial purchasers’ exercise in full of their option to purchase additional 2025 Notes, on May 8, 2020, the Company entered into additional privately negotiated capped call transactions (the “Additional Capped Call Transactions,” and, together with the Initial Capped Call Transactions, the “Capped Call Transactions”) with the initial purchasers or their respective affiliates and another financial institution. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $141.72 (which represents a premium of 100% over the last reported sale price of the Company’s common stock on May 6, 2020), subject to certain adjustments.

The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital.

NOTE 5: STOCKHOLDERS’ EQUITY

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

A summary of employees’ stock options activities during the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30, 2020 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2020	454,348	$20.628	$25,935	4.343
Granted	—	$—
Exercised	(64,005)	$19.991
Forfeited and expired	(500)	$1.576

Options outstanding and exercisable as of June 30, 2020	389,843	$20.757	$26,401	3.925

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the six months ended June 30, 2020 was $4,177. As of June 30, 2020, there was no unrecognized compensation cost related to employees and non-employees unvested stock options as all options have vested.

b. The options outstanding as of June 30, 2020 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding and exercisable as of June 30, 2020	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding and exercisable

$6.230	—	8.800	10,856	1.566	$8.216

$12.470	—	16.870	109,838	3.621	$14.232
$19.510	—	21.660	147,900	4.127	$21.158
$22.010	—	24.230	54,367	3.807	$22.277
	$29.880		53,088	4.647	$29.880
	$39.860		13,794	3.726	$39.860

			389,843	3.925	$20.757

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of June 30, 2020 (unaudited) were as follows:

	Options outstanding and exercisable as of June 30, 2020	Exercise price per share	Exercisable through
	(number)

February 2013	1,500	$12.470	February 2023
August 2013	4,000	$21.140	August 2023
March 2014	2,700	$39.860	March 2024
May 2014	3,700	$22.010	May 2024
November 2014	4,038	$21.660	November 2024
May 2015	1,057	$19.510	May 2025
February 2016	1,950	$16.870	February 2026

	18,945

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2020 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2020	2,559,083	$49.58
Granted	1,296,911	$84.52
Vested	(833,037)	$43.77
Forfeited	(131,362)	$59.87
Unvested balance – June 30, 2020	2,891,595	$66.46

e. As of June 30, 2020, there was $169,414 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units which is expected to be recognized over a period of 2.533 years.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited) (in thousands)		(unaudited) (in thousands)

Cost of revenues	$1,354	$772	$2,139	$1,330
Research and development	5,686	3,520	9,767	6,198
Sales and marketing	6,860	3,640	11,589	7,083
General and administrative	3,723	6,864	7,011	9,146

Total	$17,623	$14,796	$30,506	$23,757

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,300,383 and 3,312,492 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of June 30, 2020 and 2019, respectively.

Additionally, approximately 2.7 million shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net income per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion will have a dilutive impact on diluted net income per share when the average market price of a common stock for a given period exceeds the conversion price of $92.12 per share.

NOTE 6: GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
North America	$45,815	$39,984	$83,689	$77,833
EMEA (*)	18,721	17,553	33,332	33,952
Rest of World	2,029	2,084	3,720	4,196

Total revenues	$66,565	$59,621	$120,741	$115,981

(*)       Sales to customers in France accounted for $8,158 and $6,522 of the Company’s revenues for the three months ended June 30, 2020 and 2019, respectively. Sales to customers in France accounted for $13,678 and $12,763 of the Company’s revenues for the six months ended June 30, 2020 and 2019, respectively.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas:

	As of	As of
	June 30, 2020	December 31, 2019
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
Israel	$45,124	$45,382
United States	39,966	42,590
Other	2,770	3,423

	$87,860	$91,395

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19

In December 2019, COVID-19 was first reported in China; in January 2020, the WHO declared it a Public Health Emergency of International Concern; and in March 2020, the WHO declared it a pandemic. The worldwide spread of the COVID-19 virus has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the disease is contained. The duration and severity of the COVID-19 pandemic remain uncertain and difficult to predict.
We believe that the impact of COVID-19 has increased the long-term opportunity that we see to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced a negative impact on our results of operations in the last two weeks of the first quarter, as we believe our customers’ focus turned primarily to the safety of their employees and to positioning themselves to operate under a work-from-home environment. However, since that time, we have seen companies pivot from that emergency mode to become more focused on the elevated risks associated with having a highly distributed workforce. Companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and in cloud data stores like Office 365 and Teams. We believe that crises create optimal conditions for cybercrime, and we can help protect data and infrastructure against hackers and rogue employees. This has resulted in a significant increase in traffic to our website and participation in our virtual marketing activities and, during the second quarter of 2020, as existing customers and prospects were adjusting to the new working practices, we saw some of this interest convert into new business or the expansion of existing business. While we are encouraged by these trends, we continue to see corporate expenditures subject to elevated scrutiny in the current environment. As a result, it has been, and we expect it will continue to be, more challenging to estimate pipeline conversion rates and, therefore, our ability to further monetize these trends in the near-term.

We currently offer a total of 26 licenses across our six product families, and since commencing our transition to a subscription model in the beginning of 2019, we have seen a significant increase in the engagement of our existing customers who are adopting more licenses. As of June 30, 2020, 58% of our customers with 500 employees or more had purchased four or more licenses, compared to 48% a year ago and 24% purchased six or more licenses, compared to 16% a year ago. We believe the increase in licenses adopted by these customers demonstrates the success of our engagement strategy with existing customers, confirming how we are unleashing the potential of our platform while also illustrating the remaining opportunity that we have within our base. Additionally, the recurring component of our revenue base has significantly increased as a result of completing our subscription transition. Annual recurring revenues (“ARR”) as of June 30, 2020 grew 52% year-over-year to $235.7 million, and renewal rates of maintenance on perpetual licenses continued to be over 90%. Our dollar-based net retention rate ("NRR") as of June 30, 2020 was greater than 120%. NRR is calculated as of a period end by starting with the ARR from the cohort of active customers as of the 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from the same customers as of the current period end, or Current Period ARR. Current Period ARR includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenues from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. This meaningful growth in recurring revenues places us in a stronger position than a year ago and we believe it will help us move through this time of uncertainty.

Despite these favorable trends, we have always aimed to tie our level of investment in the business to the revenues we plan to achieve, and, due to the revenues shortfall in the first quarter of 2020, we took prompt steps to manage our expenses, including responsible cost cutting measures, implementing a hiring freeze with the exception of key sales positions and reducing our capital expenditures. In addition, given the market volatility that resulted from the COVID-19 outbreak, we opportunistically entered into additional forward foreign exchange contracts for 2021 at more favorable rates in March 2020. Further actions taken in early April included reducing employee salaries across the organization, with senior management and our highest compensated employees seeing the largest reductions, and reducing the cash retainers for all members of our Board of Directors. However, given our second quarter 2020 results and what we see in the market, we decided to readjust the April reductions to recoup an amount equal to half the original cuts as of July 2020 and also plan to gradually resume investments in the business. During the second quarter, we placed additional focus on our cash position and believe our current level of liquidity is strong, allowing us to operate seamlessly and carry out our business plan.

Due to the pandemic, we have been forced to adapt and change the way we have historically operated. At the end of the first quarter, we temporarily closed all of our offices and instructed our employees to work remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. Towards the end of the second quarter, we cautiously and gradually started to open some of our offices, mainly outside of the US. While we did not require employees to work from those offices, we did ensure all required adjustments were made and all local regulations and recommendations were met to ensure the safety of our employees should they voluntarily choose to work from those offices. As part of the move to remote work and virtual-only customer experience, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales. However, our risk assessments, a critical part of our sales process, have always been and continue to be conductible remotely.

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

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against insider threats and cyberattacks. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by locking down sensitive and stale data. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, governance, compliance, privacy, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage.

We started operations in 2005 with a vision to make enterprise data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products and software features to our customers.

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least-privilege model. We enhanced DatAlert, which was originally introduced in 2013 to monitor and alert on sensitive data and file activity, with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We updated our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets and unusual activity from personal devices. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the European Union's ("EU") General Data Protection Regulation (“GDPR") and expanded our offerings that can help enterprises meet compliance and regulation requirements.

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

In the second quarter of 2020, we introduced an update to our platform to increase visibility into potential security issues related to remote work. Our “Remote Work Update” includes a new dashboard to help customers spot unusual VPN, DNS and web activity, built-in threat hunting queries to accelerate investigations, deeper visibility into Microsoft Teams, and additional threat models for Office 365.

In the first quarter of 2019, we made the strategic shift to a subscription-based business model, which we believe allows our customers to better unleash the power of our platform through faster adoption of our integrated products. We currently have six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers. As of June 30, 2020 and 2019, 100.0% of our customers had purchased DatAdvantage; 55.7% and 52.3% of our customers, respectively, had purchased DatAlert; 55.2% and 51.2% of our customers, respectively, had purchased Data Classification Engine; 15.6% and 15.5% of our customers, respectively, had purchased DataPrivilege; 9.4% and 8.2% of our customers, respectively, had purchased Data Transport Engine; and 2.7% and 2.0% of our customers, respectively, had purchased DatAnswers. As of June 30, 2020 and 2019, 23.3% and 25.7% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. As of June 30, 2020 and 2019, approximately 77% and 74% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of June 30, 2020 and 2019, approximately 47% and 42% of our customers, respectively, had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our perpetual license maintenance renewal rate for each of the three months ended June 30, 2020 and 2019 continued to be over 90%. Our key strategies to ensure a high subscription license renewal rate and maintain our maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

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

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For each of the three and six months ended June 30, 2020, approximately 69% of our revenues were derived from North America, while EMEA accounted for approximately 28% of our revenues and Rest of World (“ROW”) accounted for approximately 3% of our revenues. Additionally, even with our subscription mix increasing from 45% for the six months ended June 30, 2019 to 99% for the six months ended June 30, 2020, we still had revenue growth of approximately 4% worldwide. We believe the transition from a perpetual-based model to a subscription-based model has positioned us well for the future, and, although revenues are still front-end loaded, they are more predictable and recurring in nature. We expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

        Despite the challenges currently resulting from COVID-19, we continue to expand our international operations as part of our long-term growth strategy. The expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

        We derive the majority of our revenues from subscription sales and renewals and, to a lesser extent, from professional services and perpetual license sales of our products, including initial maintenance contracts associated with the sale. Subscription revenues are comprised of time-based licenses whereby new and existing customers use our software with related maintenance for a specified period. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. While prior to 2019 fees from subscription licenses comprised an insignificant amount of our revenues, as we transitioned to a subscription-based business in 2019, subscription licenses became a significantly larger portion of our total revenues. Subscription licenses accounted for 51.2% and 45.1% of our total revenues for the three and six months ended June 30, 2020 compared to 24.9% and 18.8% of our total revenues for the three and six months ended June 30, 2019, respectively. Perpetual license sales accounted for 0.4% and 0.5% of our total revenues for the three and six months ended June 30, 2020 compared to 19.3% and 23.3% of our total revenues for the three and six months ended June 30, 2019, respectively. Subscription licenses accounted for 99.3% and 98.9% of our license revenues for the three and six months ended June 30, 2020 compared to 56.3% and 44.7% of our license revenues for the three and six months ended June 30, 2019, respectively. We continue to expect revenues from subscription licenses to become an even more significant portion of our total revenues in the future, resulting in revenues that are expected to be more recurring and predictable.

We have achieved significant revenue growth and scale since inception under a perpetual business model. We have continued to grow our revenues in the six months ended June 30, 2020 despite our transition to a subscription-based business model, and headwinds caused by the COVID-19 pandemic in the first quarter. For the three months ended June 30, 2020 and 2019, subscription revenues were $34.1 million and $14.8 million, respectively, representing year-over-year growth of 129.7%. For the six months ended June 30, 2020 and 2019, subscription revenues were $54.5 million and $21.8 million, respectively, representing year-over-year growth of 149.3%. For the three months ended June 30, 2020 and 2019, our total revenues were $66.6 million and $59.6 million, respectively. For the six months ended June 30, 2020 and 2019, our total revenues were $120.7 million and $116.0 million, respectively. For the three months ended June 30, 2020 and 2019, we had operating losses of $22.1 million and $24.0 million and net losses of $24.3 million and $24.5 million, respectively. For the six months ended June 30, 2020 and 2019, we had operating losses of $54.8 million and $46.0 million and net losses of $55.8 million and $47.1 million, respectively.

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

Annual Recurring Revenues

        Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of June 30, 2020 and 2019, ARR was $235.7 million and $155.2 million, respectively, an increase of 52% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues, which can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars as we have completed our transition to a subscription-based business model, but we could encounter significant variations in ARR in a given period due to the shifts in the mix of perpetual and subscription licenses.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Subscription licenses are sold on premises and are recognized from sales of subscription licenses (including the associated maintenance) to existing and new customers. Similar to perpetual license revenues, subscription license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included as part of the subscription revenues line item. We expect revenues from subscription licenses to become a larger percentage of our total revenues. Due to the shifts in the mix of perpetual and subscription licenses, the timing of the renewals and the subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Perpetual License Revenues. Perpetual license revenues reflect the revenues recognized from sales of perpetual licenses to new customers and sales of additional perpetual licenses to existing customers who can purchase additional users for existing licenses or purchase new licenses. Our perpetual license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred. Perpetual licenses have the same functionality as subscriptions.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. When purchasing a perpetual license, a customer also typically purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high annual retention of existing customers. However, due to our transition to a subscription-based model, we have seen and expect to continue to see less perpetual license revenues in the future and, therefore, less associated maintenance revenues. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the six months ended June 30, 2020 and 2019 continued to be over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way and our planned strategy to allow our channel partners to take on more professional services work. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	51.2%	24.9%	45.1%	18.8%
Perpetual licenses	0.4	19.3	0.5	23.3
Maintenance and services	48.4	55.8	54.4	57.9
Total revenues	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.3%	56.3%	98.9%	44.7%
Perpetual licenses	0.7	43.7	1.1	55.3
Total subscriptions and perpetual licenses revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 80 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and professional services teams and programs that support our subscription-based business model. This spending slowed in the second quarter of 2020 compared to our original forecasts due to cost cutting measures in response to uncertainties around the COVID-19 pandemic, however, given our second quarter results and the opportunities we see ahead, we expect to gradually resume investments in the business for 2020.

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

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for facilities, IT and depreciation. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. As a company, we have always aimed to tie our level of investment in the business to the revenues we expect to achieve, and, given the greater uncertainty we now face, we are actively managing expenses across the business. Specifically, at the end of the first quarter of 2020, we took prompt cost cutting measures to manage our expenses, however, given our second quarter 2020 results and what we see in the market, we expect to gradually resume investments in the business. We expect personnel costs to continue to increase in absolute dollars as we continue to grow our business in the long-term.

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred. We expect that our research and development expenses will continue to increase in absolute dollars as we further strengthen our technology platform and invest in the development of both existing and new products. This spending slowed in the second quarter of 2020 compared to our original forecasts due to cost cutting measures in response to uncertainties around the COVID-19 pandemic, however, given our second quarter results and the opportunities we see ahead, we expect to gradually resume investments in the business for 2020.

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars in the long-term, as we plan to expand our sales and marketing efforts, both domestically and internationally. This spending slowed in the second quarter of 2020 compared to our original forecasts due to cost cutting measures in response to uncertainties around the COVID-19 pandemic, however, given our second quarter results and the opportunities we see ahead, we expect to gradually resume investments in the business for 2020. We expect sales and marketing expenses to be our largest category of operating costs and expenses.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars in the long-term as we expand our operations. This spending decreased in the second quarter compared to the first quarter of 2020 due to cost cutting measures in response to uncertainties around the COVID-19 pandemic, however, given our second quarter results and the opportunities we see ahead, we expect to gradually resume investments in the business which would result in increased general and administrative allocated overhead expenses for 2020.

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as the COVID-19 pandemic and the United Kingdom’s exit from the EU, commonly referred to as “Brexit," as well as other member countries' public discussions about the possibility of withdrawing from the EU, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $0.3 million as of June 30, 2020 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

Our Israeli subsidiary currently qualifies as a “Beneficiary Enterprise” which, upon fulfillment of certain conditions, allows it to qualify for a reduced tax rate based on the beneficiary program guidelines.

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to tax audits in Israel and France. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. We have evaluated the implications of the CARES Act and have accounted for them in the financial statements. We are also monitoring for other similar tax relief programs provided by the governments of our non-US subsidiaries.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2020 and 2019 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2020	2019
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$34,086	$14,837
Perpetual licenses	240	11,514
Maintenance and services	32,239	33,270
Total revenues	66,565	59,621
Cost of revenues	10,335	8,398
Gross profit	56,230	51,223
Operating costs and expenses:
Research and development	24,067	19,722
Sales and marketing	42,983	41,656
General and administrative	11,274	13,851
Total operating expenses	78,324	75,229
Operating loss	(22,094)	(24,006)
Financial income (expenses), net	(1,845)	65
Loss before income taxes	(23,939)	(23,941)
Income taxes	(384)	(547)
Net loss	$(24,323)	$(24,488)

	Three Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	51.2%	24.9%
Perpetual licenses	0.4	19.3
Maintenance and services	48.4	55.8
Total revenues	100.0	100.0
Cost of revenues	15.5	14.1
Gross profit	84.5	85.9
Operating costs and expenses:
Research and development	36.2	33.1
Sales and marketing	64.6	69.9
General and administrative	16.9	23.2
Total operating expenses	117.7	126.2

Operating loss	(33.2)	(40.3)

Financial income (expenses), net	(2.8)	0.1
Loss before income taxes	(36.0)	(40.2)
Income taxes	(0.5)	(0.9)
Net loss	(36.5)%	(41.1)%

Revenues

	Three Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$34,086	$14,837	129.7%
Perpetual licenses	240	11,514	(97.9)%
Maintenance and services	32,239	33,270	(3.1)%
Total revenues	$66,565	$59,621	11.6%

	Three Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	51.2%	24.9%
Perpetual licenses	0.4%	19.3%
Maintenance and services	48.4%	55.8%
Total revenues	100.0%	100.0%

	Three Months Ended June 30,
	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.3%	56.3%
Perpetual licenses	0.7%	43.7%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a substantial decline in perpetual license revenues for the three months ended June 30, 2020. Subscription revenues increased significantly from $14.8 million for the three months ended June 30, 2019 to $34.1 million for the three months ended June 30, 2020. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than the number that we historically sold with perpetual license sales. Despite the revenue headwinds associated with the transition to a subscription-based model, total revenues increased approximately 12% for three months ended June 30, 2020. ARR was $235.7 million and $155.2 million as of June 30, 2020 and 2019, respectively, representing an increase of 52%. The slight decrease in maintenance and services revenues was primarily due to our accelerated transition to a subscription business, as well as newer licenses providing remediation in a more automated way and the strategic shift of having our channel partners take on more professional services work. In each of the three months ended June 30, 2020 and 2019, our perpetual license maintenance renewal rate continued to be over 90%. As of June 30, 2020, 58% of our customers with 500 employees or more had purchased four or more licenses, compared to 48% a year ago and 24% purchased six or more licenses, compared to 16% a year ago. Additionally, as of June 30, 2020 and 2019, 77% and 74% of our customers, respectively, had purchased products in two or more families and 47% and 42% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Cost of revenues	$10,335	$8,398	23.1%

	Three Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Total gross margin	84.5%	85.9%

The increase in cost of revenues was primarily related to an increase of $1.8 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription-based business and support personnel to support our high maintenance renewal rate. The increase was also due to a $0.4 million increase in facilities and allocated overhead costs which was partially offset by a $0.3 million decrease related to our steps to manage our expenses, including responsible cost cutting measures, implementing a hiring freeze in the department and reduction in travel as a result of the global spread of COVID-19.

Operating Costs and Expenses

	Three Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$24,067	$19,722	22.0%
Sales and marketing	42,983	41,656	3.2%
General and administrative	11,274	13,851	(18.6)%
Total operating expenses	$78,324	$75,229	4.1%

	Three Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	36.2%	33.1%
Sales and marketing	64.6%	69.9%
General and administrative	16.9%	23.2%
Total operating expenses	117.7%	126.2%

The increase in research and development expenses was primarily related to an increase of $4.2 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products, and a $0.4 million increase in facilities and allocated overhead costs. This was partially offset by a $0.2 million decrease related to our steps to manage our expenses, including responsible cost cutting measures, implementing a hiring freeze in the department and reduction in travel as a result of the global spread of COVID-19.

The increase in sales and marketing expenses was primarily related to a $3.2 million increase in salaries and benefits and stock-based compensation expense and a $1.0 million increase related to facilities and allocated overhead costs. This was partially offset by a $2.9 million decrease in marketing and travel related expenses primarily due to state shut down orders and fewer events as a result of the global spread of COVID-19.

The decrease in general and administrative expenses was primarily related to a decrease of $2.6 million in salaries and benefits and stock-based compensation expense that was impacted by certain changes that we made to the structure of the Chief Executive Officer's equity compensation in June 2019, as we previously disclosed, and was partially offset by increased headcount to support the overall growth of our business. There was also a decrease of $0.5 million in general company expenses mostly as a result of lower spending due to the global spread of COVID-19. This was partially offset by a $0.6 million increase in other expenses primarily related to rent and facilities.

Financial Income (Expenses), Net

	Three Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$(1,845)	$65	(2,938.5)%

Financial expenses, net for the three months ended June 30, 2020 was primarily due to the amortization of debt issuance costs and interest expenses on our convertible senior notes and foreign currency losses. Financial income, net for the three months ended June 30, 2019 was primarily due to interest income.

Income Taxes

	Three Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Income taxes	$(384)	$(547)	(29.8)%

Income taxes for the three months ended June 30, 2020 and 2019 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2020 and 2019 in dollars and as a percentage of our total revenues.

Six Months Ended June 30,
	2020	2019
(unaudited) (in thousands)
Statement of Operations Data:
Revenues:

Subscriptions	$54,451	$21,842
Perpetual licenses	628	27,035
Maintenance and services	65,662	67,104
Total revenues	120,741	115,981
Cost of revenues	20,515	16,724
Gross profit	100,226	99,257
Operating costs and expenses:
Research and development	46,755	38,490
Sales and marketing	85,563	83,652
General and administrative	22,672	23,122
Total operating expenses	154,990	145,264
Operating loss	(54,764)	(46,007)
Financial expenses, net	(392)	(63)
Loss before income taxes	(55,156)	(46,070)
Income taxes	(597)	(1,057)
Net loss	$(55,753)	$(47,127)

	Six Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	45.1%	18.8%
Perpetual licenses	0.5	23.3
Maintenance and services	54.4	57.9
Total revenues	100.0	100.0
Cost of revenues	17.0	14.4
Gross profit	83.0	85.6
Operating costs and expenses:
Research and development	38.7	33.2
Sales and marketing	70.9	72.1
General and administrative	18.8	19.9
Total operating expenses	128.4	125.2

Operating loss	(45.4)	(39.6)
Financial expenses, net	(0.3)	(0.1)
Loss before income taxes	(45.7)	(39.7)
Income taxes	(0.5)	(0.9)
Net loss	(46.2)%	(40.6)%

Revenues

	Six Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$54,451	$21,842	149.3%
Perpetual licenses	628	27,035	(97.7)%
Maintenance and services	65,662	67,104	(2.1)%
Total revenues	$120,741	$115,981	4.1%

	Six Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	45.1%	18.8%
Perpetual licenses	0.5%	23.3%
Maintenance and services	54.4%	57.9%
Total revenues	100.0%	100.0%

	Six Months Ended June 30,
	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	98.9%	44.7%
Perpetual licenses	1.1%	55.3%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a substantial decline in perpetual license revenues for the six months ended June 30, 2020. Subscription revenues increased significantly from $21.8 million for the six months ended June 30, 2019 to $54.5 million for the six months ended June 30, 2020. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than what we historically sold with perpetual license sales. Despite the revenue headwinds associated with the transition to a subscription-based model and the impact of COVID-19 in the first quarter of 2020, total revenues increased approximately 4% for the six months ended June 30, 2020. ARR was $235.7 million and $155.2 million as of June 30, 2020 and 2019, respectively, representing an increase of 52%. The slight decrease in maintenance and services revenues was primarily due to our accelerated transition to a subscription business, as well as, newer licenses providing remediation in a more automated way and the strategic shift of having our channel partners take on more professional services work. In each of the six months ended June 30, 2020 and 2019, our maintenance renewal rate continued to be over 90%. As of June 30, 2020, 58% of our customers with 500 employees or more had purchased four or more licenses, compared to 48% a year ago and 24% purchased six or more licenses, compared to 16% a year ago. Additionally, as of June 30, 2020 and 2019, 77% and 74% of our customers, respectively, had purchased products in two or more families and 47% and 42% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Cost of revenues	$20,515	$16,724	22.7%

	Six Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Total gross margin	83.0%	85.6%

The increase in cost of revenues was primarily related to an increase of $3.4 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel related to the transition to a subscription-based business and support personnel to support our high maintenance renewal rate, as well as a $0.6 million increase in facilities and allocated overhead costs. This was partially offset by a $0.2 million decrease related to our second quarter steps to manage our expenses, including responsible cost cutting measures, implementing a hiring freeze in the department and reduction in travel as a result of the global spread of COVID-19.

Operating Costs and Expenses

	Six Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$46,755	$38,490	21.5%
Sales and marketing	85,563	83,652	2.3%
General and administrative	22,672	23,122	(1.9)%
Total operating expenses	$154,990	$145,264	6.7%

	Six Months Ended June 30,
	2020	2019
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	38.7%	33.2%
Sales and marketing	70.9%	72.1%
General and administrative	18.8%	19.9%
Total operating expenses	128.4%	125.2%

The increase in research and development expenses was primarily related to an increase of $7.4 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $1.1 million increase in facilities and allocated overhead costs. This was partially offset by a $0.2 million decrease related to our second quarter steps to manage our expenses, including responsible cost cutting measures, implementing a hiring freeze in the department and reduction in travel as a result of the global spread of COVID-19.

The increase in sales and marketing expenses was primarily related to a $4.1 million increase in salaries and benefits and stock-based compensation expense and a $1.2 million increase related to facilities and allocated overhead costs. This was partially offset by a $3.5 million decrease in marketing and travel related expenses primarily due to state shut down orders and fewer events as a result of the global spread of COVID-19.

The decrease in general and administrative expenses was primarily related to a decrease of $0.5 million in general company expenses mostly as a result of lower spending due to the global spread of COVID-19 and $1.0 million in salaries and benefits and stock-based compensation expense that was impacted by certain changes that we made to the structure of the Chief Executive Officer's equity compensation in June 2019, as we previously disclosed, partially offset by increased headcount to support the overall growth of our business. The decrease was further offset by a $1.1 million increase in other expenses primarily related to rent and facilities.

Financial Expenses, Net

	Six Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Financial expenses, net	$(392)	$(63)	(522.2)%

Financial expenses, net for the six months ended June 30, 2020 was primarily due to the amortization of debt issuance costs and interest expenses on our convertible senior notes partially offset by interest income and foreign currency gains. Financial income, net for the six months ended June 30, 2019 was primarily due to foreign currency losses.

Income Taxes

	Six Months Ended June 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Income taxes	$(597)	$(1,057)	(43.5)%

Income taxes for the six months ended June 30, 2020 and 2019 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2020	2019
	(unaudited) (in thousands)
Net cash provided by (used in) operating activities	$(10,804)	$2,953
Net cash provided by (used in) investing activities	(38,920)	23,196
Net cash provided by (used in) financing activities	220,774	(5,697)
Increase in cash and cash equivalents	$171,050	$20,452

On June 30, 2020, our cash and cash equivalents, marketable securities and short-term deposits of $326.1 million were held for working capital purposes and were invested primarily in marketable securities and short-term deposits. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

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

Operating Activities

Net cash provided by operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation, stock-based compensation, amortization of deferred commissions, amortization of operating lease right-of-use asset and amortization of debt discount and issuance costs, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For the six months ended June 30, 2020, cash outflows from our operating activities were $10.8 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue growth in the first quarter, which was more pronounced in 2020 due to the revenues shortfall in the first quarter attributed to the impact of COVID-19 and the headwinds from our rapid transition to a subscription-based business model, which resulted in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the six months ended June 30, 2020, net cash outflows from our operating activities reflect our net loss excluding non-cash charges of $9.5 million. Additional sources of cash outflows were from changes in our working capital, including a $18.6 million decrease in deferred revenues, a $8.8 million increase in prepaid expenses and other current assets (including deferred commissions), a $1.8 million decrease in accrued expenses and other liabilities, a $0.5 million decrease in trade payables and a $0.2 million increase in other long-term assets. This was partially offset by a $26.3 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2020 was 73 and 79, respectively. Additional sources of cash inflows were from a $2.2 million increase in other long term liabilities.

For the six months ended June 30, 2019, cash inflows from our operating activities were $3.0 million. For the six months ended June 30, 2019, sources of cash inflows were from changes in our working capital, including a $37.7 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2019 was 74. Additional sources of cash inflows were from a $0.2 million increase in other long term liabilities. This was partially offset by $10.6 million from our net loss excluding non-cash charges, a $10.4 million increase in prepaid expenses and other current assets (including deferred commissions), a $9.0 million decrease in deferred revenues, a $4.6 million decrease in accrued expenses and other liabilities and a $0.3 million decrease in trade payables.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sale and purchases of short-term deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2020, net cash used in investing activities of $38.9 million was primarily attributable to a $49.9 million increase in short-term deposits and $4.4 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space. This was partially offset by a $15.4 million decrease in marketable securities.

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

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities of $220.8 million was attributable to $245.3 million of net proceeds from the issuance of convertible senior notes and $4.8 million of net proceeds from employee stock plans. This was partially offset by $29.3 million related to purchases of capped calls associated with the convertible senior notes.

For the six months ended June 30, 2019, net cash used in financing activities of $5.7 million was attributable to net withholdings from employee stock plans.

Promissory Note

On March 31, 2014, we entered into a promissory note and related security documents with Bank Leumi USA, which we have extended a number of times. We may borrow up to $7.0 million against certain of our accounts receivable outstanding amount, based on several conditions, at an annual interest rate of the Wall Street Journal Prime Rate plus 0.05%, provided that the annual interest rate applicable to advances will not be lower than 4.10%. As of June 30, 2020, that borrowing rate amounted to 4.10%. This promissory note enables us, among other things, to engage in foreign currency hedging transactions with Bank Leumi USA to manage our exposure to foreign currency risk without restricted cash requirements. We may borrow under the promissory note until November 15, 2020 at which time the principal sum of each such loan, together with accrued and unpaid interest payable, will become due and payable. As of June 30, 2020, we had no balance outstanding under the promissory note. As part of the transaction, we granted the lender a security interest in our personal property, excluding intellectual property and other intangible assets. The promissory note also contains customary events of default.

Convertible Notes

We have proactively taken steps to increase available cash, including, but not limited to, issuing $253.0 million aggregate principal amount of the 2025 Notes. The net proceeds from the offering, after deducting initial purchaser discount and issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we entered into Capped Call Transactions. We used $29.3 million of the net proceeds from the 2025 Notes to purchase the Capped Call Transactions, as further discussed in Note 4.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2020 for the upcoming years were as follows:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations	$5,405	$10,365	$9,176	$8,967	$8,576	$30,378	$72,867

We have obligations related to unrecognized tax benefit liabilities totaling $2.9 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately 30% of our revenues for the three months ended June 30, 2020 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.
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

Interest Rate Risk

        We had cash and cash equivalents, marketable securities and short-term deposits of $326.1 million as of June 30, 2020. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

In May 2020, we issued $253.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The 2025 Notes have fixed annual interest rates at 1.25% and, therefore, we do not have economic interest rate exposure on our 2025 Notes. However, the values of the 2025 Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2025 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2025 Notes are affected by our stock price. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the 2025 Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The recent global COVID-19 outbreak had, and could continue to have, harmful effects on our business and results of operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. Internationally and domestically, federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions have required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. Some of these restrictions remain in effect to a certain degree through the date of this Form 10-Q filing, while other restrictions have been lifted, but could be reinstated (as we see in some jurisdictions) if there is a resurgence of the pandemic. This has adversely affected economies and financial markets globally, leading to an economic downturn. Our operations, and the operations of our customers and partners, have been disrupted and may continue to be so for a period of time that cannot currently be predicted.

In the second quarter of 2020, most of our offices were temporarily closed and most of our employees were working remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. While the move to remote working has not to date materially impacted our business operations and research and development activity, if our employees will not be able to continue working effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty. While the move to remote working and virtual-only customer experience has not to date materially impacted our sales, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

Corporate expenditures are also subject to elevated scrutiny in the current environment and may lead to longer sales cycles. The pandemic, and its impact on our customers, has also made it more difficult to predict our future performance and we expect it will continue to be more challenging to estimate the pipeline conversion rates due to the economic uncertainty, and there is a greater risk that any guidance we provide to the market may turn out to be incorrect. We therefore cannot predict whether potential decreases in sales will be offset in subsequent periods by increased sales.

Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which have adversely impacted, and may continue to adversely impact, our stock price.

Overall, and in addition to other risks discussed in this Form 10-Q filing, the COVID-19 pandemic gives rise to a number of risks, including, but not limited to, the following:

•our ability to expand within our existing customer base, including through the adoption of additional licenses;
•reduced economic activity which could lead to a prolonged recession, which could negatively impact consumer discretionary spending and in return could severely impact our business operations, financial condition and liquidity;
•our ability to continue to show the positive trends at the levels we have shown in the last several quarters for certain key performance metrics, such as renewal rates and ARR;
•negatively affect our customer success efforts, our ability to enter into new markets and our ability to acquire new customers, in part due to potentially lower conversion rates on risk assessments and delay and lengthen our sales cycles due to virtual meetings;
•a reduction in the number of users as customers terminate and furlough employees;
•an increase in bad debt reserves as customers face economic hardship and collectability becomes more uncertain, including the risk of bankruptcies;

•our ability to retain, attract and recruit employees;
•a reduction in our operating effectiveness, employee productivity, sales and marketing efforts, as our employees work from home;
•potential negative impact on the health of our personnel and staff, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption;
•our ability to remotely develop and enhance our products; and
•our ability to raise capital.

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased in the second quarter of 2020 compared to the second quarter of 2019, we may face future difficulties in gaining new customers and expanding within our existing customer base, similar to those difficulties we experienced during the last two weeks of the first quarter of 2020.

The full impact of COVID-19 on our business and our future performance is difficult to be predicted and there is some level of risk that any guidance we provide to the market may turn out to be incorrect.

The market for software that analyzes, secures, governs, manages and migrates enterprise data is new and unproven and may not grow.

We believe our future success depends in large part on the growth of the market for software that enables enterprises to analyze, secure, govern, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the potential value of their data and the risk of that data getting compromised or stolen. We must persuade them to devote a portion of their budgets to a unified platform that we offer to protect, secure, govern, manage and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to develop would materially adversely impact our results of operations.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future partially due to the front-loaded revenue recognition nature of our business. Additionally, we have a limited operating history under our new subscription model, which makes it difficult to forecast our future results. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be and are frequently performed remotely, into paying customers; however, given the spread of COVID-19 and the impact on our prospects, these risk assessments may not be converted at the same historical rates. In this regard, most of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Following our transition to a subscription-based model and the additional demands involved in selling multiple products, it has become even more difficult to hire and retain qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees due to COVID-19, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell our Data Security Platform rather than individual software products and inability to reach set quotas. Furthermore, based on our past experience in mature territories, it often can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations, and during the COVID-19 pandemic such training may take even longer. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past, or at all, due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions or because of the remote hiring and training process. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

Failure to retain, attract and recruit highly qualified engineers could adversely affect our results of operations and growth prospects.

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly engineers. Any of our employees may terminate their employment at any time, and we face intense competition for highly skilled engineering personnel, especially in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. In addition, during the COVID-19 pandemic, which is characterized as an unstable period, to some extent it was, and might continue to be, more difficult to attract new employees as they will be more hesitant to leave their current workplace. If we are unable to attract or retain qualified engineers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

If the transition to a subscription-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.

We have completed our transition to a subscription-based business model. It is uncertain whether the expected benefits of this transition will materialize. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition has had and may continue to have negative revenue and earnings implications, including on our quarterly results of operations. If we are unable to respond to these competitive threats, our business could be harmed.

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
•the shift to a subscription strategy may raise, and has raised, concerns among our customer base, including concerns regarding changes to pricing over time;
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

We intend to continue to grow our business and plan to continue to hire new sales employees either for expansion or replacement of existing sales personnel. If we cannot adequately hire new employees and if we fail to adequately train these new employees, including our sales force, engineers and customer support staff, which processes have become more challenging during the COVID-19 period, our sales may not grow at the rates we project, our customers might decide not to renew or reduce the scope of their original purchases, or our customers may lose confidence in the knowledge and capability of our employees or products. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•effectively recruit, train, motivate and integrate new employees, including our sales force and engineers, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan, especially during this challenging period of the COVID-19 pandemic;
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
•make sound business decisions in light of the scrutiny associated with operating as a public company and the increased strain and pressures associated with COVID-19; and
•capitalize on the transition from perpetual licenses to a subscription-based business model.

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

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and, the number of products purchased by existing and new customers and create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or elect to reduce the scope of their original purchases. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns including, but not limited to, the COVID-19 pandemic, the adverse impact of import tariffs or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased in the second quarter of 2020 compared to the second quarter of 2019, there is no guarantee that for the long run our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

Our future growth also depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. Our ability to attract new customers may be adversely affected by newly enacted laws that may prohibit certain sales and marketing activities, such as the recent legislation passed in the State of New York, where our main officers are located, pursuant to which, due to the declared disaster state of emergency attributed to COVID-19, unsolicited telemarketing sales calls are prohibited. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may be adversely affected, and our business will be harmed.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $55.8 million for the six months ended June 30, 2020 and net losses of $78.8 million and $28.6 million in each of the years ended December 31, 2019 and 2018, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other operating expense.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their subscription licenses or maintenance and support agreements or buy future products, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2019 and 2018 and for the six months ended June 30, 2020 continued to be over 90%. Customer satisfaction will become even more important as most of our licensing has shifted to subscription license agreements.

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

Our software involves transmission and processing of our customers' confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our IT and infrastructure may be vulnerable to attacks as a result of third party action, employee error or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem, and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident, and other liabilities. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities, and we could suffer harm to our reputation, and our operating results could be negatively impacted.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2019 and for the six months ended June 30, 2020, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our software, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, including through the provision of professional services for our software, our ability to grow our business, sell our software and maintain our reputation may be adversely affected. Our contracts with our channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition or cash flows could be adversely affected. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

Because we derive substantially all of our revenues and cash flows from sales of licenses from a single platform of products, failure of the products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2019 and for the six months ended June 30, 2020, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business.

The success of our business and competitive position depends on our ability to obtain, protect and enforce our trade secrets, trademarks, copyrights, patents and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyrights and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection and may not now or in the future provide us with a competitive advantage.

As of July 30, 2020, we had 72 issued patents in the United States and 31 pending U.S. patent applications. We also had 38 patents issued and 70 applications pending for examination in non-U.S. jurisdictions, and two pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We have registered the “Varonis” name and logo and “DatAdvantage”, “DataPrivilege”, “DatAlert”, “DatAnywhere” and others names in the United States and, as related to some of these names, certain other countries. However, we cannot provide assurance that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

We also license software from third parties for integration into our solution, including open source software and other software available on commercially reasonable terms. We cannot provide assurance that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements and invention assignment agreements with our employees, consultants and others.

Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solution, technologies or intellectual property rights.

We may face increased competition in our market.

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors, such as Veritas Technologies LLC and Quest Software that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as GDPR, CCPA and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including technical failures, cyberattacks, natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

Real or perceived errors, failures or bugs in our software could adversely affect our growth prospects.

Because our software uses complex technology, undetected errors, failures or bugs may occur. Our software is often installed and used in a variety of computing environments with different operating system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions or delays in the use of our solutions, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospect.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2019 and for the six months ended June 30, 2020, approximately 70% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our accounts receivable and contract assets are subject to collection and credit risks. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed. Furthermore, as a result of the COVID-19 pandemic, existing customers may attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our operating results and financial condition.

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

We use open source software and expect to continue to use open source software in the future. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. We may face ownership claims of third parties over, or seeking to enforce the license terms applicable to, such open source software, including by demanding the release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Finally, while we implement policies and procedures, we cannot provide assurance that we have incorporated open source software into our own software in a manner that conforms with our current policies and procedures and we cannot assure that all open source software is reviewed prior to use in our solution, that our programmers have not incorporated open source software into our solution, or that they will not do so in the future.

In addition, our solution may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open source software without our knowledge. In the past, companies that incorporate open source software into their products have faced claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solution. As a result of using open source software subject to such licenses, we could be required to release proprietary source code, pay damages, re-engineer our solution, limit or discontinue sales or take other remedial action, any of which could adversely affect our business.

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

We may not be able to successfully promote our brand or maintain our reputation. In addition, independent industry analysts often provide reviews of our products, as well as other products available in the market, and perception of our product in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive than reviews about other products available in the market, our brand may be adversely affected. Furthermore, negative publicity relating to events or activities attributed to us, our employees, our channel partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. If we do not successfully enhance our brand and maintain our reputation, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers or renewals, all of which would adversely affect our business, operations and financial results. Moreover, damage to our reputation and loss of brand equity may reduce demand for our products and have an adverse effect on our business, results of operations and financial condition. Any attempts to rebuild our reputation and restore the value of our brand may be costly and time consuming, and such efforts may not ultimately be successful.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government-owned or -controlled entities (such as public health care bodies, educational institutions and utilities), which we refer to as the public sector herein. We believe that the success and growth of our business will continue to depend on our successful procurement of public sector contracts. Selling to public sector entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that our efforts will produce any sales. Government demand and payment for our products and services may be impacted by public sector budgetary cycles, or lack of, and funding authorizations, including in connection with an extended government shutdown, with funding reductions or delays adversely affecting public sector demand for our products and services. Factors that could impede our ability to maintain or increase the amount of revenues derived from public sector contracts include:

•changes in public sector fiscal or contracting policies;
•decreases or elimination of available public sector funding;
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

Furthermore, we must comply with laws and regulations relating to public sector contracting, which affect how we and our channel partners do business in both the United States and abroad. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, and temporary suspension or permanent debarment from public sector contracting. Moreover, governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities.

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

We are also subject to U.S. and Israeli export control and economic sanctions laws, which prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. Our products could be exported to these sanctioned targets by our channel partners despite the contractual undertakings they have given us and any such export could have negative consequences, including government investigations, penalties and reputational harm. Moreover, the Trump Administration may create further uncertainty regarding export or import regulations, economic sanctions or related legislation. It remains unclear what specifically President Trump would or would not do with respect to the initiatives he has raised and what support he would have to implement any such potential changes. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.

As we operate and sell internationally, we are subject to the FCPA, the United Kingdom Bribery Act of 2010 (the UK Bribery Act) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, South and Central America, East Asia, Africa and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, channel partners or sales agents that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, channel partners and sales agents, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, channel partners or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions, including suspension or debarment from government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

A significant natural disaster, such as a fire, flood or an earthquake, an outbreak of a pandemic disease (such as COVID-19) or a significant power outage could have a material adverse impact on our business, results of operations and financial condition. In the event our customers’ IT systems or our channel partners’ selling or distribution abilities are hindered by any of these events, we may miss financial targets, such as revenues and sales targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of channel partners, customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our channel partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our channel partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the development, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Risks Related to the 2025 Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In May 2020 we issued $253.0 million aggregate principal amount of 1.25% convertible senior notes due 2025, which we refer to as the 2025 Notes. As of June 30, 2020 we had $253.0 million outstanding aggregate principal amount of 2025 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

Our ability to meet our payment obligations under the 2025 Notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We may issue additional shares of our common stock in connection with conversions of the 2025 Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.

In the event that the 2025 Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the 2025 Notes could depress the market price of our common stock.

The fundamental change provisions of the 2025 Notes may delay or prevent an otherwise beneficial takeover attempt of us.

If the Company undergoes a “fundamental change”, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if such fundamental change also constitutes a “make-whole fundamental change”, the conversion rate for the 2025 Notes may be increased upon conversion of the 2025 Notes in connection with such “make-whole fundamental change”. Any increase in the conversion rate will be determined based on the date on which the “make-whole fundamental change” occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase the 2025 Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, “Debt with Conversion and Other Options” (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the 2025 Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are included in the denominator for purposes of calculating diluted earnings per share.

We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the 2025 Notes, or otherwise, that could have an adverse impact on our financial statements.

The Capped Call Transactions may affect the value of the 2025 Notes and our common stock.

In connection with the issuance of the 2025 Notes, we entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, certain financial institutions (with which we entered into the Capped Call Transactions) or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the price of our common stock or 2025 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the Capped Call Transactions.

All or some of the financial institutions (which are counterparties to the capped call transactions) might default under the Capped Call Transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the 2025 Notes and could also impact the trading price of the 2025 Notes. Since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $111.47 through July 30, 2020. On July 30, 2020, the closing price of our common stock was $107.13. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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
•conversion of the 2025 Notes; and
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

Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales might occur, for whatever reason, including as a result of the conversion of the outstanding 2025 Notes, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

As of June 30, 2020, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.3 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, the loan agreement for our credit facility contains a prohibition on the payment of cash dividends. Until such time that we pay a dividend, stockholders, including holders of our 2025 Notes who receive shares of our common stock upon conversion of the 2025 Notes, must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Anti-takeover provisions in our charter documents and under Delaware law and provisions in the indenture for our 2025 Notes could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management, thereby depressing the trading price of our common stock and 2025 Notes.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay, discourage or prevent an acquisition of us or a change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions include:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us, unless the merger or combination is approved in a prescribed manner. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

In addition, if a “fundamental change” occurs prior to the maturity date of the 2015 Notes, holders of the 2025 Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the Indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the 2025 Notes for a holder that elects to convert its 2025 Notes in connection with such “make-whole fundamental change”. These features of the 2025 Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition. Furthermore, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2025 Notes.

Item 6.	Exhibits
The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

August 4, 2020	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

August 4, 2020	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1
Indenture, dated as of May 11, 2020, by and between Varonis Systems, Inc. and U.S. Bank National Association, as Trustee (including Form of Note, representing Varonis Systems, Inc.’s 1.25% Convertible Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-k filed on May 11, 2020).

10.1	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed on May 11, 2020).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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