Form 10-Q
period 2020-09-30
VARONIS SYSTEMS INC
filed 2020-10-27
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 23, 2020, there were 31,726,906 shares of Common Stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$231,458	$68,929
Marketable securities	34,112	41,531
Short-term deposits	60,000	10,000
Trade receivables (net of allowances of $1,283 and $637 at September 30, 2020 and December 31, 2019, respectively)	60,111	75,050
Prepaid expenses and other current assets	15,450	13,047
Total current assets	401,131	208,557

Long-term assets:
Other assets	21,686	18,360
Operating lease right-of-use asset	43,683	55,057
Property and equipment, net	36,019	36,338
Total long-term assets	101,388	109,755
Total assets	$502,519	$318,312

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$767	$997
Accrued expenses and other short-term liabilities	66,483	62,607
Deferred revenues	81,192	95,975
Total current liabilities	148,442	159,579

Long-term liabilities:
Convertible senior notes, net	216,791	—
Deferred revenues	3,300	5,460
Operating lease liability	48,377	57,040
Other liabilities	2,689	2,701
Total long-term liabilities	271,157	65,201

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2020 and December 31, 2019; Issued and outstanding: 31,725,314 shares at September 30, 2020 and 30,583,311 shares at December 31, 2019	32	31
Accumulated other comprehensive income (loss)	3,665	(449)
Additional paid-in capital	370,933	310,682
Accumulated deficit	(291,710)	(216,732)
Total stockholders’ equity	82,920	93,532

Total liabilities and stockholders’ equity	$502,519	$318,312
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Subscriptions	$44,084	$23,327	$98,535	$45,169
Perpetual licenses	373	8,269	1,001	35,304
Maintenance and services	32,294	34,053	97,956	101,157
Total revenues	76,751	65,649	197,492	181,630

Cost of revenues	11,284	8,768	31,799	25,492

Gross profit	65,467	56,881	165,693	156,138

Operating costs and expenses:
Research and development	24,670	20,400	71,425	58,890
Sales and marketing	45,435	42,117	130,998	125,769
General and administrative	11,814	10,339	34,486	33,461
Total operating expenses	81,919	72,856	236,909	218,120

Operating loss	(16,452)	(15,975)	(71,216)	(61,982)
Financial expenses, net	(2,553)	(482)	(2,945)	(545)

Loss before income taxes	(19,005)	(16,457)	(74,161)	(62,527)
Income taxes	(220)	(530)	(817)	(1,587)

Net loss	$(19,225)	$(16,987)	$(74,978)	$(64,114)

Net loss per share of common stock, basic and diluted	$(0.61)	$(0.56)	$(2.39)	$(2.13)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	31,614,242	30,380,154	31,336,125	30,167,161

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(19,225)	$(16,987)	$(74,978)	$(64,114)

Other comprehensive income:
Unrealized income (loss) on marketable securities, net of tax	(103)	(13)	(57)	37
Income (loss) on marketable securities reclassified into earnings, net of tax	32	4	59	(2)
	(71)	(9)	2	35

Unrealized income (loss) on derivative instruments, net of tax	(1,944)	883	(807)	4,199
Realized income on derivative instruments, net of tax	2,271	—	4,742	—
Loss (income) on derivative instruments reclassified into earnings, net of tax	(127)	(361)	177	170
	200	522	4,112	4,369
Total other comprehensive income	129	513	4,114	4,404

Comprehensive loss	$(19,096)	$(16,474)	$(70,864)	$(59,710)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2018	29,576,880	30	266,941	(3,633)	(137,968)	125,370
Stock-based compensation expense	—	—	8,961	—	—	8,961
Common stock issued under employee stock plans, net	686,357	—	(4,642)	—	—	(4,642)
Unrealized income on derivative instruments	—	—	—	2,935	—	2,935
Unrealized income on available for sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(22,639)	(22,639)
Balance as of March 31, 2019	30,263,237	30	271,260	(688)	(160,607)	109,995
Stock-based compensation expense	—	—	14,796	—	—	14,796
Common stock issued under employee stock plans, net	63,790	—	(1,055)	—	—	(1,055)
Unrealized income on derivative instruments	—	—	—	912	—	912
Unrealized income on available for sale securities	—	—	—	34	—	34
Net loss	—	—	—	—	(24,488)	(24,488)
Balance as of June 30, 2019	30,327,027	30	285,001	258	(185,095)	100,194
Stock-based compensation expense	—	—	11,022	—	—	11,022
Common stock issued under employee stock plans, net	155,425	—	3,028	—	—	3,028
Unrealized income on derivative instruments	—	—	—	522	—	522
Unrealized loss on available for sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(16,987)	(16,987)
Balance as of September 30, 2019	30,482,452	30	299,051	771	(202,082)	97,770

The accompanying notes are an integral part of these consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2019	30,583,311	$31	$310,682	$(449)	$(216,732)	$93,532
Stock-based compensation expense	—	—	12,883	—	—	12,883
Common stock issued under employee stock plans, net	882,959	—	4,316	—	—	4,316
Unrealized income on derivative instruments	—	—	—	545	—	545
Unrealized income on available for sale securities	—	—	—	195	—	195
Net loss	—	—	—	—	(31,430)	(31,430)
Balance as of March 31, 2020	31,466,270	31	327,881	291	(248,162)	80,041
Stock-based compensation expense	—	—	17,623	—	—	17,623
Common stock issued under employee stock plans, net	77,249	1	497	—	—	498
Realized and unrealized income on derivative instruments	—	—	—	3,367	—	3,367
Unrealized loss on available for sale securities	—	—	—	(122)	—	(122)
Purchase of capped calls related to Convertible senior notes	—	—	(29,348)	—	—	(29,348)
Equity component of Convertible senior notes, net	—	—	30,794	—	—	30,794
Net loss	—	—	—	—	(24,323)	(24,323)
Balance as of June 30, 2020	31,543,519	32	347,447	3,536	(272,485)	78,530
Stock-based compensation expense	—	—	18,678	—	—	18,678
Common stock issued under employee stock plans, net	181,795	—	4,808	—	—	4,808
Realized and unrealized income on derivative instruments	—	—	—	200	—	200
Unrealized loss on available for sale securities	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(19,225)	(19,225)
Balance as of September 30, 2020	31,725,314	32	370,933	3,665	(291,710)	82,920

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(74,978)	$(64,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,319	4,320
Stock-based compensation	49,184	34,779
Amortization of deferred commissions	9,552	10,530
Amortization of operating lease right-of-use asset	7,226	7,009
Amortization of debt discount and issuance costs	2,427	—
Capital loss from sale of fixed assets	—	24

Changes in assets and liabilities:
Trade receivables	14,939	31,357
Prepaid expenses and other current assets	(1,862)	(2,239)
Deferred commissions	(13,172)	(13,401)
Other long-term assets	(250)	50
Trade payables	(379)	379
Accrued expenses and other short-term liabilities	(1,267)	(7,675)
Deferred revenues	(16,943)	(11,749)
Other long-term liabilities	4,708	54
Net cash used in operating activities	(13,496)	(10,676)

Cash flows from investing activities:
Decrease (increase) in short-term deposits	(49,998)	33,474
Decrease (increase) in marketable securities	7,419	(1,627)
Decrease (increase) in long-term deposits	23	(16)
Proceeds from sale of property and equipment	—	10
Purchases of property and equipment	(7,001)	(14,219)
Net cash provided by (used in) investing activities	(49,557)	17,622

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	245,308	—
Purchases of capped calls	(29,348)	—
Proceeds (withholdings) from employee stock plans, net	9,622	(2,669)
Net cash provided by (used in) financing activities	225,582	(2,669)
Increase in cash and cash equivalents	162,529	4,277
Cash and cash equivalents at beginning of period	68,929	48,707
Cash and cash equivalents at end of period	$231,458	$52,984

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,308	$3,566

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

The Company recognizes revenues from maintenance of perpetual license sales ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the new term with the revenues recognized ratably over the period.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $84,630 for the nine months ended September 30, 2020.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2019 and for the nine months ended September 30, 2020, there were no returns from this reseller.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of September 30, 2020 (unaudited)		Assets (liabilities) as of December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in accrued expenses and other short-term liabilities	$77,369	$(1,101)	$84,968	$(470)
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$15,160	$(30)	$26,995	$5

For the three and nine months ended September 30, 2020, the unaudited consolidated statements of operations reflect a gain of $128 and a loss of $176, respectively, related to the effective portion of the cash flow hedges. For the three and nine months ended September 30, 2019, the unaudited consolidated statements of operations reflect a gain of $361 and a loss of $170, respectively, related to the effective portion of the cash flow hedges. For the three and nine months ended September 30, 2020, the realized gains from these derivatives were $2,271 and $4,742, respectively. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows. Effective with our January 1, 2019 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized for the three and nine months ended September 30, 2020 and 2019 in operating expenses in the consolidated statement of operations.

For the three and nine months ended September 30, 2020, the unaudited consolidated statements of operations reflect a loss of $876 and $244, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. For the three and nine months ended September 30, 2019, the unaudited consolidated statements of operations reflect gains of $951 and $1,404, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

f.	Cash, Cash Equivalents, Marketable Securities and Short-Term Investments:

The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments—Debt and Equity Securities” and ASC No. 326, “Financial Instruments—Credit Losses”. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

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

	As of September 30, 2020
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$10,658	$—	$—	$10,658
Total	$10,658	$—	$—	$10,658

Marketable securities
US Treasury securities	$34,087	$25	$ *)	$34,112
Total	$34,087	$25	$ *)	$34,112

Short-term deposits
Term bank deposits	$60,000	$—	$—	$60,000
Total	$60,000	$—	$—	$60,000

*) Represents an amount lower than $1

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$4,789	$—	$—	$4,789
Total	$4,789	$—	$—	$4,789

Marketable securities
US Treasury securities	$41,510	$23	$(2)	$41,531
Total	$41,510	$23	$(2)	$41,531

Short-term deposits
Term bank deposits	$10,000	$—	$—	$10,000
Total	$10,000	$—	$—	$10,000

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of September 30, 2020 and December 31, 2019.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses ("CECL") model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

g.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement”), for a three-year secured revolving credit facility of $70,000, with a letter of credit sublimit of $15,000 and an accordion feature under which the Company can increase the credit facility to up to $90,000 (the “Credit Facility”). Borrowings and repayments under the Credit Facility may occur from time to time in the Company’s ordinary course of business through the maturity date, which is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any Convertible Debt Securities (including the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes")), at which time any amounts outstanding are to be paid in full. The fees incurred in connection with entering into the Credit and Security Agreement were recorded in prepaid expenses and other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income (expenses), net on the consolidated statement of operations. The Credit Facility is secured by a first priority perfected security interest in substantially all tangible and intangible assets (excluding real property and other customary exceptions) of the Company and its domestic subsidiaries and a first priority perfected lien on the capital stock of domestic entities within the Company, and 65% of the voting capital stock of the foreign entities within the Company. The Credit and Security Agreement contains customary covenants, including a requirement of quarterly minimum recurring revenues and a minimum available liquidity of at least $25,000 at all times, and customary events of default provisions.

Borrowings under the Credit and Security Agreement bear interest at the rate equal to, as related to Eurodollar loans, the London Interbank Offered Rate (“LIBOR”) (subject to a 1.00% floor), plus an applicable margin equal to 3.00% per annum (“Eurodollar Rate”), or, as related to all other loans, the alternate base rate plus an applicable margin equal to 0.5% per annum (“Base Rate”). Other than letters of credit, with respect to which the Eurodollar Rate shall apply, the Company shall be allowed to choose whether the Eurodollar Rate or Base Rate shall apply to a loan drawn under the Credit Facility.

As of September 30, 2020, the Company had $2,439 outstanding on the Credit Facility relating to letters of credit issued on behalf of the Company in connection with certain leases. Such letters of credit were initially issued pursuant to the prior promissory note and related security documents with Bank Leumi USA, which allowed the Company to borrow up to $7,000 against certain of its outstanding accounts receivable. As Bank Leumi USA is one of the lenders under the Credit Facility, the standalone promissory note with Bank Leumi USA was terminated upon signing the Credit and Security Agreement, and the letters of credit are now deemed to be issued pursuant to the Credit Facility.

The Company was in compliance with all financial covenants and non-financial covenants as of September 30, 2020.

h.	COVID-19:

In March 2020, the World Health Organization (”WHO”) declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. The pandemic, which has continued to spread, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and is expected to continue to disrupt general business operations until the disease is contained. This had a negative impact on the Company's sales and results of operations, primarily in the first quarter of 2020, and might, in the future, negatively affect the Company's sales and results of operations. The Company is currently unable to predict the duration of that impact but has updated its accounting estimates of the carrying value of certain assets and liabilities relating to its leases and will continue to monitor these estimates as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “ Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2020.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	As of September 30, 2020
	(unaudited)				As of December 31, 2019
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	10,658	—	—	10,658	4,789	—	—	4,789
Marketable securities:
US Treasury securities	34,112	—	—	34,112	41,531	—	—	41,531
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	—	—	—	—	5	—	5
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(1,131)	—	(1,131)	—	(470)	—	(470)
Total financial assets (liabilities)	$44,770	$(1,131)	$—	$43,639	$46,320	$(465)	$—	$45,855

See Note 4 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's convertible senior notes as of September 30, 2020.

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

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Its lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities as of September 30, 2020:

September 30, 2020
(unaudited)
Operating right-of-use assets	$43,683

Operating lease liabilities, current	$8,528
Operating lease liabilities long-term	48,377
Total operating lease liabilities	$56,905

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Minimum lease payments for our right-of-use assets over the remaining lease periods as of September 30, 2020, are as follows:

September 30, 2020
(unaudited)
2020	$2,965
2021	10,390
2022	12,921
2023	6,590
2024	5,720
Thereafter	27,074

Total undiscounted lease payments	$65,660

Less: Imputed interest	(8,755)

Present value of lease liabilities	$56,905

As of September 30, 2020, the Company reassessed the lease term of certain office space and related discount rate which resulted in changes to the right-of-use asset and the lease liability. Furthermore, the Company had an additional operating lease that had not yet commenced of $5,875. This operating lease is expected to commence in the fourth quarter of 2020 with a lease term through 2030.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2020:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.41

Weighted average discount rate	3.56%

Total operating lease cost for the three and nine months ended September 30, 2020 was $4,626 and $9,662, respectively. Total operating lease cost for the three and nine months ended September 30, 2019 was $2,980 and $6,283, respectively.

NOTE 4:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

On May 11, 2020, the Company issued the 2025 Notes pursuant to an Indenture dated May 11, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The offering consisted of $220,000 aggregate principal amount plus the full exercise of the initial purchasers’ option to purchase up to an additional $33,000 aggregate principal amount. The net proceeds to the Company after the initial purchaser discount and issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Company expects to use the remaining net proceeds for working capital and general corporate purposes, which may include research and development, capital expenditures and other general corporate purposes.

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

The net carrying amount of the liability and equity components of the 2025 Notes as of September 30, 2020 was as follows:

As of
September 30, 2020
(in thousands)
Liability component
Principal	$253,000
Unamortized discount	(29,783)
Unamortized issuance costs	(6,426)
Net carrying amount	$216,791

Equity component, net of discount and issuance costs	$30,794

The interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2020 was as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Contractual interest expense	$791	$1,221
Amortization of debt discount	1,354	1,996
Amortization of debt issuance costs	292	430
Total	$2,437	$3,647

As of September 30, 2020, the total estimated fair value of the 2025 Notes was approximately $354,714. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

Capped Call Transactions

On May 6, 2020, in connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Initial Capped Call Transactions”). In addition, in connection with initial purchasers’ exercise in full of their option to purchase additional 2025 Notes, on May 8, 2020, the Company entered into additional privately negotiated capped call transactions (the “Additional Capped Call Transactions,” and, together with the Initial Capped Call Transactions, the “Capped Call Transactions”) with the initial purchasers or their respective affiliates and other financial institutions. The capped call transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $141.72 (which represents a premium of 100% over the last reported sale price of the Company’s common stock on May 6, 2020), subject to certain adjustments.

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

A summary of employees’ stock options activities during the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30, 2020 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)

Options outstanding as of January 1, 2020	454,348	$20.628	$25,935	4.343
Granted	—	$—
Exercised	(121,487)	$20.177
Forfeited and expired	(500)	$1.576

Options outstanding and exercisable as of September 30, 2020	332,361	$20.822	$31,441	3.673

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the nine months ended September 30, 2020 was $9,769. As of September 30, 2020, there was no unrecognized compensation cost related to employees and non-employees unvested stock options as all options have vested.

b. The options outstanding as of September 30, 2020 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding and exercisable as of September 30, 2020	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding and exercisable

$6.230	—	8.800	10,356	1.356	$8.289
$12.470	—	16.870	89,825	3.371	$14.282
$19.510	—	24.230	173,998	3.786	$21.440
	$29.880		46,588	4.395	$29.880
	$39.860		11,594	3.474	$39.860

			332,361	3.673	$20.822

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of September 30, 2020 (unaudited) were as follows:

	Options outstanding and exercisable as of September 30, 2020	Exercise price per share	Exercisable through
	(number)

August 2013	3,100	$21.140	August 2023
March 2014	2,300	$39.860	March 2024
May 2014	2,600	$22.010	May 2024
November 2014	4,038	$21.660	November 2024
February 2016	1,000	$16.870	February 2026

	13,038

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2020 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2020	2,559,083	$49.58
Granted	1,361,881	$86.27
Vested	(898,820)	$44.28
Forfeited	(156,613)	$60.23
Unvested balance – September 30, 2020	2,865,531	$68.10

e. As of September 30, 2020, there was $156,759 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units which is expected to be recognized over a period of 2.341 years.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited) (in thousands)		(unaudited) (in thousands)

Cost of revenues	$1,476	$637	$3,615	$1,967
Research and development	6,000	3,476	15,767	9,674
Sales and marketing	7,184	3,932	18,773	11,015
General and administrative	4,018	2,977	11,029	12,123

Total	$18,678	$11,022	$49,184	$34,779

h. Since the Company is in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,210,930 and 3,162,815 potentially dilutive shares from the conversion of outstanding restricted stock units and stock options that were not included in the calculation of diluted net loss per share as of September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Revenues based on customer’s location:
North America	$57,140	$47,411	$140,829	$125,243
EMEA (*)	17,827	16,719	51,159	50,672
Rest of World	1,784	1,519	5,504	5,715

Total revenues	$76,751	$65,649	$197,492	$181,630

(*)       Sales to customers in France accounted for $19,777 of the Company’s revenues for the nine months ended September 30, 2020 and did not exceed 10% of total revenues for the nine months ended September 30, 2019.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas:

	As of	As of
	September 30, 2020	December 31, 2019
	(unaudited)
	(in thousands)
Long-lived assets by geographic region:
Israel	$43,461	$45,382
United States	31,914	42,590
Other	4,327	3,423

	$79,702	$91,395

NOTE 7:    SUBSEQUENT EVENTS

In October 2020, the Company entered into a definitive agreement to acquire Polyrize Security Ltd. ("Polyrize"), a provider of software that maps and analyzes relationships between users and data across a number of cloud applications and services. Subject to the satisfaction of customary closing conditions, the acquisition is expected to close during the fourth quarter of 2020, although there can be no assurance that the acquisition will close within this time frame or at all. This acquisition is not expected to materially impact the Company's liquidity or results of operations. The Company's accounting and analysis of this transaction is pending completion.

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
We believe that the impact of COVID-19 on the way organizations operate and its long lasting effects has increased the long-term opportunity that we see to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced a negative impact on our results of operations in the last two weeks of the first quarter, as we believe our customers’ focus turned primarily to the safety of their employees and to positioning themselves to operate under a work-from-home environment. However, since that time, we have seen companies pivot from that emergency mode to become more focused on the elevated risks associated with having a highly distributed workforce. Companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and in cloud data stores like Office 365 and Teams. We believe this trend is likely to continue in the long-term and we are well positioned to capitalize on the opportunity ahead. Specifically, crises create optimal conditions for cybercrime, and we can help protect data and infrastructure against hackers and rogue employees. As companies understand that a data-centric approach to security is critical and that these elevated risks are here for the long-term, we have seen significant customer engagement and inbound interest, and in the third quarter of 2020, we continued to see some of this interest convert into new business or the expansion of existing business.

We currently offer a total of 26 licenses across our six product families, and since commencing our transition to a subscription model in the beginning of 2019, we have seen a significant increase in the number of licenses purchased by new customers, and in the engagement of our existing customers who are adopting more licenses. As of September 30, 2020, 60% of our customers with 500 employees or more had purchased four or more licenses, compared to 50% a year ago and 26% purchased six or more licenses, compared to 17% a year ago. We believe the increase in these metrics underscores the logic behind our transition to a subscription model and confirms how we are unleashing the potential of our platform. This is reflected in annual recurring revenues (“ARR”), which as of September 30, 2020 grew 46% year-over-year to $261.1 million. Additionally, renewal rates of maintenance on perpetual licenses continued to be over 90% in the third quarter of 2020. As a result, the recurring component of our revenue base has significantly increased as we have completed our subscription transition, which now provides more visibility into future revenues and places us in a stronger position.

Due to the pandemic, we have been forced to adapt and change the way we have historically operated. At the end of the first quarter, we closed our offices and instructed employees to work remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. Since that time, we have complied with state and local requirements and have been opening and closing our offices based on these guidelines and recommendations. In addition, as part of the move to remote work and virtual-only customer experience, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our future sales. However, our risk assessments, a critical part of our sales process, have always been and continue to be conductible remotely.

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

In the first quarter of 2019, we made the strategic shift to a subscription-based business model, which allows our customers to better unleash the power of our platform through faster adoption of our integrated products. We currently have six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers. As of September 30, 2020 and 2019, 100.0% of our customers had purchased DatAdvantage; 56.5% and 53.1% of our customers, respectively, had purchased DatAlert; 56.0% and 52.4% of our customers, respectively, had purchased Data Classification Engine; 15.6% and 15.5% of our customers, respectively, had purchased DataPrivilege; 9.8% and 8.5% of our customers, respectively, had purchased Data Transport Engine; and 2.8% and 2.2% of our customers, respectively, had purchased DatAnswers. As of September 30, 2020 and 2019, 22.8% and 25.1% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. As of September 30, 2020 and 2019, approximately 77% and 75% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of September 30, 2020 and 2019, approximately 48% and 43% of our customers, respectively, had purchased products in three or more families. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. Our perpetual license maintenance renewal rate for each of the three months ended September 30, 2020 and 2019 continued to be over 90%. Our key strategies to ensure a high subscription license renewal rate and maintain our maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

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

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For each of the three and nine months ended September 30, 2020, approximately 75% and 71%, respectively, of our revenues were derived from North America, while EMEA accounted for approximately 23% and 26%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 2% and 3%, respectively, of our revenues. Additionally, even with our subscription mix increasing from 56% for the nine months ended September 30, 2019 to 99% for the nine months ended September 30, 2020, we still had revenue growth of approximately 9% worldwide. We believe the transition from a perpetual-based model to a subscription-based model has positioned us well for the future, and, although revenues are still front-end loaded, they are more predictable and recurring in nature. We expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

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

    We derive the majority of our revenues from subscription sales and renewals and, to a lesser extent, from professional services and perpetual license sales of our products, including initial maintenance contracts associated with the sale. Subscription revenues are comprised of time-based licenses whereby new and existing customers use our software with related maintenance for a specified period. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. While prior to 2019 fees from subscription licenses comprised an insignificant amount of our revenues, as we transitioned to a subscription-based business in 2019, subscription licenses became a significantly larger portion of our total revenues. Subscription licenses accounted for 57% and 50% of our total revenues for the three and nine months ended September 30, 2020 compared to 36% and 25% of our total revenues for the three and nine months ended September 30, 2019, respectively. Perpetual license sales accounted for less than 1% of our total revenues for the three and nine months ended September 30, 2020 compared to 13% and 19% of our total revenues for the three and nine months ended September 30, 2019, respectively. Subscription licenses accounted for 99% our license revenues for the three and nine months ended September 30, 2020 compared to 74% and 56% of our license revenues for the three and nine months ended September 30, 2019, respectively.

We have achieved significant revenue growth and scale since inception under a perpetual business model. We have continued to grow our revenues in the nine months ended September 30, 2020 despite our transition to a subscription-based business model, and headwinds caused by the COVID-19 pandemic in the first quarter. For the three months ended September 30, 2020 and 2019, subscription revenues were $44.1 million and $23.3 million, respectively, representing year-over-year growth of 89.0%. For the nine months ended September 30, 2020 and 2019, subscription revenues were $98.5 million and $45.2 million, respectively, representing year-over-year growth of 118.1%. For the three months ended September 30, 2020 and 2019, our total revenues were $76.8 million and $65.6 million, respectively. For the nine months ended September 30, 2020 and 2019, our total revenues were $197.5 million and $181.6 million, respectively. For the three months ended September 30, 2020 and 2019, we had operating losses of $16.5 million and $16.0 million and net losses of $19.2 million and $17.0 million, respectively. For the nine months ended September 30, 2020 and 2019, we had operating losses of $71.2 million and $62.0 million and net losses of $75.0 million and $64.1 million, respectively.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

    Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of September 30, 2020 and 2019, ARR was $261.1 million and $178.9 million, respectively, an increase of 46% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues, which can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Business Combination

On October 26, 2020, we entered into a Share Purchase Agreement with Polyrize, a private company which develops software that maps and analyzes the relationships between users and data across a number of cloud applications and services, including Google Suite, Salesforce, Okta, GitHub, Slack, AWS, Dropbox and others, making it simple for security teams to control access to cloud data and infrastructure and analyze cloud activity. Pursuant to the Share Purchase Agreement, we will purchase all of the issued and outstanding shares of Polyrize. Subject to the satisfaction of customary closing conditions, the acquisition is expected to close during the fourth quarter of 2020, although there can be no assurance that the acquisition will close within this time frame or at all. The acquisition is not expected to materially impact our liquidity or results of operations.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Subscription licenses are sold on premises and are recognized from sales of subscription licenses (including the associated maintenance) to existing and new customers. Similar to perpetual license revenues, subscription license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included as part of the subscription revenues line item. We expect revenues from subscription licenses to become a larger percentage of our total revenues. Due to the timing of the renewals and the subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Perpetual License Revenues. Perpetual license revenues reflect the revenues recognized from sales of perpetual licenses to new customers and sales of additional perpetual licenses to existing customers who can purchase additional users for existing licenses or purchase new licenses. Our perpetual license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred. Perpetual licenses have the same functionality as subscriptions. Due to the transition to a subscription-based business model, perpetual license revenues have meaningfully decreased and represent an immaterial percentage of our total revenues as of September 30, 2020.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. When purchasing a perpetual license, a customer also typically purchases a one year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial perpetual license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high annual retention of existing customers. However, due to our transition to a subscription-based model, we have seen and expect to continue to see less perpetual license revenues in the future and, therefore, less associated maintenance revenues. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the nine months ended September 30, 2020 and 2019 continued to be over 90%. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way and our planned long-term strategy to allow our channel partners to take on more professional services work. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	57.4%	35.5%	49.9%	24.9%
Perpetual licenses	0.5	12.6	0.5	19.4
Maintenance and services	42.1	51.9	49.6	55.7
Total revenues	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.2%	73.8%	99.0%	56.1%
Perpetual licenses	0.8	26.2	1.0	43.9
Total subscriptions and perpetual licenses revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 85 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and professional services teams and programs that support our subscription-based business model. This spending increased sequentially in the third quarter of 2020 compared to the prior quarter as, given our results over the last two quarters and the opportunities we see ahead, we have resumed, and expect to increase, our investments in the business.

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

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for facilities, IT and depreciation. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. As a company, we have always aimed to tie our level of investment in the business to the revenues we expect to achieve and we are actively managing expenses across the business. While at the end of the first quarter of 2020 we took prompt cost cutting measures to manage our expenses, given our results over the last two quarters and what we continue to see in the market, we have resumed investments in the business. We expect personnel costs to continue to increase in absolute dollars as we continue to grow our business in the long-term.

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred. We expect that our research and development expenses will continue to increase in absolute dollars as we further strengthen our technology platform and invest in the development of both existing and new products. This spending increased sequentially in the third quarter of 2020 compared to the prior quarter as, given our results over the last two quarters and the opportunities we see ahead, we have resumed, and expect to increase, our investments in the business.

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars in the long-term, as we plan to expand our sales and marketing efforts, both domestically and internationally. This spending increased sequentially in the third quarter of 2020 compared to the prior quarter as, given our results over the last two quarters and the opportunities we see ahead, we have resumed, and expect to increase, our investments in the business. We expect sales and marketing expenses to be our largest category of operating costs and expenses.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars in the long-term as we expand our operations. This spending slightly increased in the third quarter of 2020 compared to the prior quarter as, given our results over the last two quarters and the opportunities we see ahead, we have resumed our investments in the business which would result in increased general and administrative allocated overhead expenses.

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as the COVID-19 pandemic and the United Kingdom’s exit from the EU, commonly referred to as “Brexit," as well as other member countries' public discussions about the possibility of withdrawing from the EU, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and Credit Facility entered in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $0.3 million as of September 30, 2020 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

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

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. We have evaluated the implications of the CARES Act which had an immaterial impact on our financial statements. We are also monitoring for other similar tax relief programs provided by the governments of our non-US subsidiaries.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2020 and 2019 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2020	2019
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$44,084	$23,327
Perpetual licenses	373	8,269
Maintenance and services	32,294	34,053
Total revenues	76,751	65,649
Cost of revenues	11,284	8,768
Gross profit	65,467	56,881
Operating costs and expenses:
Research and development	24,670	20,400
Sales and marketing	45,435	42,117
General and administrative	11,814	10,339
Total operating expenses	81,919	72,856
Operating loss	(16,452)	(15,975)
Financial expenses, net	(2,553)	(482)
Loss before income taxes	(19,005)	(16,457)
Income taxes	(220)	(530)
Net loss	$(19,225)	$(16,987)

	Three Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	57.4%	35.5%
Perpetual licenses	0.5	12.6
Maintenance and services	42.1	51.9
Total revenues	100.0	100.0
Cost of revenues	14.7	13.4
Gross profit	85.3	86.6
Operating costs and expenses:
Research and development	32.1	31.1
Sales and marketing	59.2	64.1
General and administrative	15.4	15.7
Total operating expenses	106.7	110.9

Operating loss	(21.4)	(24.3)

Financial expenses, net	(3.4)	(0.8)
Loss before income taxes	(24.8)	(25.1)
Income taxes	(0.2)	(0.8)
Net loss	(25.0)%	(25.9)%

Revenues

	Three Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$44,084	$23,327	89.0%
Perpetual licenses	373	8,269	(95.5)%
Maintenance and services	32,294	34,053	(5.2)%
Total revenues	$76,751	$65,649	16.9%

	Three Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	57.4%	35.5%
Perpetual licenses	0.5%	12.6%
Maintenance and services	42.1%	51.9%
Total revenues	100.0%	100.0%

	Three Months Ended September 30,
	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.2%	73.8%
Perpetual licenses	0.8%	26.2%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a substantial decline in perpetual license revenues for the three months ended September 30, 2020. Subscription revenues increased 89% from $23.3 million for the three months ended September 30, 2019 to $44.1 million for the three months ended September 30, 2020. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than the number that we historically sold with perpetual license sales and our high subscription renewal rate. Despite the revenue headwinds associated with the transition to a subscription-based model, total revenues increased approximately 17% for three months ended September 30, 2020. ARR was $261.1 million and $178.9 million as of September 30, 2020 and 2019, respectively, representing an increase of 46%. The slight decrease in maintenance and services revenues was primarily due to our accelerated transition to a subscription business, as well as newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work. In each of the three months ended September 30, 2020 and 2019, our perpetual license maintenance renewal rate continued to be over 90%. As of September 30, 2020, 60% of our customers with

500 employees or more had purchased four or more licenses, compared to 50% a year ago and 26% purchased six or more licenses, compared to 17% a year ago. Additionally, as of September 30, 2020 and 2019, 77% and 75% of our customers, respectively, had purchased products in two or more families and 48% and 43% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Cost of revenues	$11,284	$8,768	28.7%

	Three Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Total gross margin	85.3%	86.6%

The increase in cost of revenues was primarily related to an increase of $2.2 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $0.7 million increase in facilities and allocated overhead costs which was partially offset by a $0.4 million decrease in expenses related to COVID-19, including reductions in travel.

Operating Costs and Expenses

	Three Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$24,670	$20,400	20.9%
Sales and marketing	45,435	42,117	7.9%
General and administrative	11,814	10,339	14.3%
Total operating expenses	$81,919	$72,856	12.4%

	Three Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	32.1%	31.1%
Sales and marketing	59.2%	64.1%
General and administrative	15.4%	15.7%
Total operating expenses	106.7%	110.9%

The increase in research and development expenses was primarily related to an increase of $4.8 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. This was partially offset by a $0.4 million decrease in IT and allocated overhead costs and a $0.1 million decrease in expenses related to COVID-19, including reductions in travel.

The increase in sales and marketing expenses was primarily related to a $5.3 million increase in salaries and benefits and stock-based compensation expense and a $1.2 million increase related to facilities and allocated overhead costs. This was partially offset by a $3.2 million decrease in expenses related to COVID-19, including reductions in travel and marketing expenses primarily due to fewer in person events.

The increase in general and administrative expenses was primarily related to an increase of $1.7 million in salaries and benefits and stock-based compensation expense due to increased headcount to support the overall growth of our business and a $0.2 million increase in other expenses predominately relating to rent and facilities. This was partially offset by a $0.4 million decrease in general company expenses related to COVID-19.

Financial Expenses, Net

	Three Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Financial expenses, net	$(2,553)	$(482)	(429.7)%

Financial expenses, net for the three months ended September 30, 2020 was primarily due to the amortization of debt issuance costs and interest expenses on our convertible senior notes and revolving credit facility. Financial expenses, net for the three months ended September 30, 2019 was primarily due to foreign currency losses.

Income Taxes

	Three Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Income taxes	$(220)	$(530)	58.5%

Income taxes for the three months ended September 30, 2020 and 2019 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2020 and 2019 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2020	2019
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$98,535	$45,169

Perpetual licenses	1,001	35,304
Maintenance and services	97,956	101,157
Total revenues	197,492	181,630
Cost of revenues	31,799	25,492
Gross profit	165,693	156,138
Operating costs and expenses:
Research and development	71,425	58,890
Sales and marketing	130,998	125,769
General and administrative	34,486	33,461
Total operating expenses	236,909	218,120
Operating loss	(71,216)	(61,982)
Financial expenses, net	(2,945)	(545)
Loss before income taxes	(74,161)	(62,527)
Income taxes	(817)	(1,587)
Net loss	$(74,978)	$(64,114)

	Nine Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	49.9%	24.9%
Perpetual licenses	0.5	19.4
Maintenance and services	49.6	55.7
Total revenues	100.0	100.0
Cost of revenues	16.1	14.0
Gross profit	83.9	86.0
Operating costs and expenses:
Research and development	36.2	32.4
Sales and marketing	66.3	69.3
General and administrative	17.5	18.4
Total operating expenses	120.0	120.1

Operating loss	(36.1)	(34.1)
Financial expenses, net	(1.5)	(0.3)
Loss before income taxes	(37.6)	(34.4)
Income taxes	(0.4)	(0.9)
Net loss	(38.0)%	(35.3)%

Revenues

	Nine Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$98,535	$45,169	118.1%
Perpetual licenses	1,001	35,304	(97.2)%
Maintenance and services	97,956	101,157	(3.2)%
Total revenues	$197,492	$181,630	8.7%

	Nine Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	49.9%	24.9%
Perpetual licenses	0.5%	19.4%
Maintenance and services	49.6%	55.7%
Total revenues	100.0%	100.0%

	Nine Months Ended September 30,
	2020	2019
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.0%	56.1%
Perpetual licenses	1.0%	43.9%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Our transition to a subscription-based model has resulted in a substantial decline in perpetual license revenues for the nine months ended September 30, 2020. Subscription revenues increased 118% from $45.2 million for the nine months ended September 30, 2019 to $98.5 million for the nine months ended September 30, 2020. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than what we historically sold with perpetual license sales and our high subscription renewal rate. Despite the revenue headwinds associated with the transition to a subscription-based model and the impact of COVID-19 in the first quarter of 2020, total revenues increased approximately 9% for the nine months ended September 30, 2020. ARR was $261.1 million and $178.9 million as of September 30, 2020 and 2019, respectively, representing an increase of 46%. The slight decrease in maintenance and services revenues was primarily due to our accelerated transition to a subscription business, as well as, newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work. In each of the nine months ended September 30, 2020 and 2019, our maintenance renewal rate continued to be over 90%. As of September 30, 2020, 60% of our customers with 500 employees or more had purchased four or more licenses, compared to 50% a year ago and 26% purchased six or more licenses, compared to 17% a year ago. Additionally, as of September 30, 2020 and 2019, 77% and 75% of our customers, respectively, had purchased products in two or more families and 48% and 43% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Cost of revenues	$31,799	$25,492	24.7%

	Nine Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Total gross margin	83.9%	86.0%

The increase in cost of revenues was primarily related to an increase of $5.6 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $1.3 million increase in facilities and allocated overhead costs which was partially offset by a $0.6 million decrease in expenses related to COVID-19, including reductions in travel.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$71,425	$58,890	21.3%
Sales and marketing	130,998	125,769	4.2%
General and administrative	34,486	33,461	3.1%
Total operating expenses	$236,909	$218,120	8.6%

	Nine Months Ended September 30,
	2020	2019
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	36.2%	32.4%
Sales and marketing	66.3%	69.3%
General and administrative	17.5%	18.4%
Total operating expenses	120.0%	120.1%

The increase in research and development expenses was primarily related to an increase of $12.1 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $0.7 million increase in facilities and allocated overhead costs. This was partially offset by a $0.3 million decrease in expenses related to COVID-19, including reductions in travel.

The increase in sales and marketing expenses was primarily related to a $9.4 million increase in salaries and benefits and stock-based compensation expense and a $2.4 million increase related to facilities and allocated overhead costs. This was partially offset by a $6.6 million decrease in expenses related to COVID-19, including reductions in travel and marketing expenses primarily due to fewer in person events.

The increase in general and administrative expenses was primarily related to an increase of $1.3 million in other expenses predominately relating to rent and facilities. The increase was also due to a $0.8 million increase in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business partially offset by certain changes that we made to the structure of the Chief Executive Officer's equity compensation in June 2019, as we previously disclosed. This was additionally partially offset by a $1.0 million decrease in general company expenses related to COVID-19.

Financial Expenses, Net

	Nine Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Financial expenses, net	$(2,945)	$(545)	(440.4)%

Financial expenses, net for the nine months ended September 30, 2020 was primarily due to the amortization of debt issuance costs and interest expenses on our convertible senior notes and revolving credit facility partially offset by interest income and foreign currency gains. Financial expenses, net for the nine months ended September 30, 2019 was primarily due to foreign currency losses.

Income Taxes

	Nine Months Ended September 30,
	2020	2019	% Change
	(unaudited) (in thousands)
Income taxes	$(817)	$(1,587)	48.5%

Income taxes for the nine months ended September 30, 2020 and 2019 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2020	2019
	(unaudited) (in thousands)
Net cash used in operating activities	$(13,496)	$(10,676)
Net cash provided by (used in) investing activities	(49,557)	17,622
Net cash provided by (used in) financing activities	225,582	(2,669)
Increase in cash and cash equivalents	$162,529	$4,277

On September 30, 2020, our cash and cash equivalents, marketable securities and short-term deposits of $325.6 million were held for working capital purposes and were invested primarily in marketable securities and short-term deposits. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

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

For the nine months ended September 30, 2020, cash outflows from our operating activities were $13.5 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue growth in the first quarter, which was more pronounced in 2020 due to the revenues shortfall in the first quarter attributed to the impact of COVID-19 and the headwinds from our rapid transition to a subscription-based business model, which resulted in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the nine months ended September 30, 2020, sources of cash outflows were from changes in our working capital, including a $16.9 million decrease in deferred revenues, a $15.0 million increase in prepaid expenses and other current assets (including deferred commissions), a $1.3 million decrease in accrued expenses and other liabilities, a $0.4 million decrease in trade payables and a $0.3 million increase in other long-term assets. This was partially offset by a $14.9 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2020 was 70 and 76, respectively. Additional sources of cash inflows were from a $4.8 million increase in other long-term liabilities and $0.7 million from our net loss excluding non-cash charges.

For the nine months ended September 30, 2019, cash outflows from our operating activities were $10.7 million. For the nine months ended September 30, 2019, net cash outflows from our operating activities reflect our net loss excluding non-cash charges of $7.5 million. Additional sources of cash outflows were from changes in our working capital, including a $15.6 million increase in prepaid expenses and other current assets (including deferred commissions), a $11.7 million decrease in deferred revenues and a $7.7 million decrease in accrued expenses and other liabilities. This was partially offset by a $31.4 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2019 was 75 and 74, respectively. Additional sources of cash inflows were from a $0.4 million increase in trade payables.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sale and purchases of short-term deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2020, net cash used in investing activities of $49.6 million was primarily attributable to a $50.0 million increase in short-term deposits and $7.0 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space. This was partially offset by a $7.4 million decrease in marketable securities.

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

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities of $225.6 million was attributable to $245.3 million of net proceeds from the issuance of convertible senior notes and $9.6 million of net proceeds from employee stock plans. This was partially offset by $29.3 million related to purchases of capped calls associated with the convertible senior notes.

For the nine months ended September 30, 2019, net cash used in financing activities of $2.7 million was attributable to net proceeds from employee stock plans.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $90.0 million. Borrowings and repayments under the Credit Facility may occur from time to time in our ordinary course of business through the maturity date, which is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any Convertible Debt Securities (including the 2025 Notes), at which time any amounts outstanding are to be paid in full. The fees incurred in connection with entering into the Credit and Security Agreement were recorded in prepaid expenses and other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income (expenses), net on the consolidated statement of operations. The Credit Facility is secured by a first priority perfected security interest in substantially all our tangible and intangible assets (excluding real property and other customary exceptions) and a first priority perfected lien on the capital stock of ours domestic entities, and 65% of the voting capital stock of ours foreign entities. The Credit and Security Agreement contains customary covenants, including a requirement of quarterly minimum recurring revenues and a minimum available liquidity of at least $25.0 million at all times, and customary events of default provisions.

Borrowings under the Credit and Security Agreement bear interest at the rate equal to, as related to Eurodollar loans, the LIBOR rate (subject to a 1.00% floor), plus an applicable margin equal to 3.00% per annum, or, as related to all other loans, the alternate base rate plus an applicable margin equal to 0.5% per annum. Other than letters of credit, with respect to which the Eurodollar Rate shall apply, we shall be allowed to choose whether the Eurodollar Rate or Base Rate shall apply to a loan drawn under the Credit Facility.

As of September 30, 2020, we had $2.4 million outstanding on the Credit Facility relating to letters of credit issued in connection with certain leases. Such letters of credit were initially issued pursuant to the prior promissory note and related security documents with Bank Leumi USA, which allowed us to borrow up to $7.0 million against certain of our outstanding accounts receivable. As Bank Leumi USA is one of the lenders under the Credit Facility, the standalone promissory note with Bank Leumi USA was terminated upon signing the Credit and Security Agreement, and the letters of credit are now deemed to be issued pursuant to the Credit Facility.

We were in compliance with all financial covenants and non-financial covenants as of September 30, 2020.

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

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2020 for the upcoming years were as follows:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations	$2,965	$10,390	$12,921	$6,590	$5,720	$27,074	$65,660

We have obligations related to unrecognized tax benefit liabilities totaling $3.2 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “ Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended September 30, 2020 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.
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

Interest Rate Risk

    We had cash and cash equivalents, marketable securities and short-term deposits of $325.6 million as of September 30, 2020. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

In May 2020, we issued $253.0 million aggregate principal amount of 1.25% convertible senior notes due in 2025. The 2025 Notes have fixed annual interest rates at 1.25% and, therefore, we do not have economic interest rate exposure on our 2025 Notes. However, the values of the 2025 Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2025 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2025 Notes are affected by our stock price. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the 2025 Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. Internationally and domestically, federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions have required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. At the end of the first quarter, we closed our offices and instructed employees to work remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. Since that time, we have complied with state and local requirements and have been opening and closing our offices based on these guidelines and recommendations. To the extent there are extended restrictions or closures, this may adversely affected economies and financial markets globally, leading to an economic downturn. Our operations, and the operations of our customers and partners, have been disrupted and may continue to be so for a period of time that cannot currently be predicted.

The move to remote working has not to date materially impacted our business operations and research and development activity; however, if our employees will not be able to continue working effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty. While the move to remote working and virtual-only customer experience has not to date materially impacted our sales, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

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

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased in the third quarter of 2020 compared to the third quarter of 2019, we may face future difficulties in gaining new customers and expanding within our existing customer base, similar to those difficulties we experienced during the last two weeks of the first quarter of 2020.

The full impact of COVID-19 on our business and our future performance is difficult to be predicted and there is some level of risk that any guidance we provide to the market may turn out to be incorrect. The challenges posed by COVID-19 on our business are uncertain and we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

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

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel, particularly engineers. Any of our employees may terminate their employment at any time, and we face intense competition for highly skilled engineering personnel, especially in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. In addition, during the COVID-19 pandemic, which is characterized as an unstable period, to some extent it may be more difficult to attract new employees as they will be more hesitant to leave their current workplace. If we are unable to attract or retain qualified engineers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19, changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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
•successfully manage and integrate our acquisition and any future acquisitions of businesses, including the recent acquisitions of Polyrize, and including, without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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
◦our ability to successfully manage and integrate our acquisition and any future acquisitions of businesses;
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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased in the third quarter of 2020 compared to the third quarter of 2019, there is no guarantee that for the long run our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $75.0 million for the nine months ended September 30, 2020 and net losses of $78.8 million and $28.6 million in each of the years ended December 31, 2019 and 2018, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other operating expense.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their subscription licenses or maintenance and support agreements or buy future products, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. In order for us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2019 and 2018 and for the nine months ended September 30, 2020 continued to be over 90%. Customer satisfaction will become even more important as most of our licensing has shifted to subscription license agreements.

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

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2019 and for the nine months ended September 30, 2020, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

In 2019 and for the nine months ended September 30, 2020, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive a majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 23, 2020, we had 74 issued patents in the United States and 28 pending U.S. patent applications. We also had 40 patents issued and 70 applications pending for examination in non-U.S. jurisdictions, and two pending Patent Cooperation Treaty patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

Historically, we have generated a majority of our revenues from customers in North America. For the year ended December 31, 2019 and for the nine months ended September 30, 2020, approximately 70% and 71%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

As we continue to pursue business opportunities, we may make acquisitions that could be material to our business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

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

Risks Related to the 2025 Notes and Credit Facility

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In May 2020 we issued $253.0 million aggregate principal amount of 1.25% convertible senior notes due in 2025, which we refer to as the 2025 Notes. As of September 30, 2020, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, in August 2020 we entered into a Credit and Security Agreement pursuant to which we can borrow up to $70.0 million, which amount may be increased to $90.0 million. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

Our ability to meet our payment obligations under the 2025 Notes and any outstanding indebtedness under our Credit Facility, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions. In addition, our Credit Facility limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms or at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.

Our Credit Facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, incur additional indebtedness, issue guarantees, create liens on assets, make certain investments, merge with or acquire other companies, change business locations, pay dividends or make certain other restricted payments, transfer or dispose of assets, enter into transactions with affiliates and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under our Credit Facility. Our Credit Facility also contains certain financial covenants and financial reporting requirements. Our obligations under our Credit Facility are secured by all of our property, with certain exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our Credit Facility. Furthermore, future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under our Credit Facility. In the event of a liquidation, all outstanding principal and interest would have to be repaid prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed.

If we were unable to comply with the restrictive, negative and financial covenants in our Credit Facility, there would be a default under the terms of the Credit and Security Agreement. In such event, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

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

Under Accounting Standards Codification 470-20, “Debt with Conversion and Other Options” (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-

in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the 2025 Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “ Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity” that changes the accounting for the convertible debt instruments described above. Under the new standard, an entity may no longer separately account for the liability and equity components of convertible debt instruments. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share. We cannot be sure whether other changes may be made to the accounting standards related to the 2025 Notes, or otherwise, that could have an adverse impact on our financial statements.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the 2025 Notes and could also impact the trading price of the 2025 Notes. Since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $130.91 through October 23, 2020. On October 23, 2020, the closing price of our common stock was $124.27. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of September 30, 2020, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, the Credit and Security Agreement for our Credit Facility contains a prohibition on the payment of cash dividends. Until such time that we pay a dividend, stockholders, including holders of our 2025 Notes who receive shares of our common stock upon conversion of the 2025 Notes, must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Anti-takeover provisions in our charter documents and under Delaware law and provisions in the indenture for our 2025 Notes and Credit Facility could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management, thereby depressing the trading price of our common stock and 2025 Notes.

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

In addition, if a “fundamental change” occurs prior to the maturity date of the 2025 Notes, holders of the 2025 Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the Indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the 2025 Notes for a holder that elects to convert its 2025 Notes in connection with such “make-whole fundamental change”. These features of the 2025 Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition. Furthermore, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2025 Notes. Last, under our Credit Facility we cannot sell or transfer or otherwise dispose of any assets of the Company to any person or entity subject to certain exceptions and we cannot merge, amalgamate or consolidate with any other entity.

Item 6.	Exhibits
The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

October 27, 2020	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

October 27, 2020	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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