Form 10-K
period 2020-12-31
VARONIS SYSTEMS INC
filed 2021-02-09
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $2.73 billion based on the closing sale price of $88.48 as reported by the NASDAQ Global Select Market. Shares of common stock held by each executive officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2021, the registrant had 31,832,751 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. For example, statements in this Form 10-K regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Summary Risk Factors

Our business faces significant risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report. Some of the more significant risks relating to our business include:

•Risks related to the industry in which we operate, which may adversely affect our business and results of operations and growth and the sale of our products, including (i) potential limited growth ability of the market for the enterprise software; (ii) prolonged economic uncertainties or downturns; (iii) an increased competition in our market; and (iv) a failure to comply with legal requirements, contractual obligations and industry standards regarding security, data protection and privacy we are subject to.

•Risks Related to our Operations, which may adversely affect our business and results of operations and growth and the sale of our products, including (i) the effects of the recent global COVID-19 outbreak on our business and our customers; (ii) security breaches, cyberattacks or other cyber-risks of our IT systems; (iii) fluctuation in our quarterly results of operations due to variability in our revenues; (iv) a failure of our subscription-based business model to yield the benefits that we expect; (v) a decline and fluctuation in our customer renewal rates, which may result in a decline in our revenues and earnings; (vi) a failure to manage our business growth effectively; (vii) difficulties to evaluate and predict our future prospects and our ability to forecast our future operating results; (viii) our inability to attract new customers and expand sales to existing customers, both domestically and internationally; (ix) inability to be profitable in the future; (x) inability to maintain successful relationships with our channel partners; (xi) collection and credit risks; (xii) as related to substantial currency exchange rates fluctuation; (xiii) a failure to maintain or enhance our brand recognition or reputation; (xiv) a failure to maintain and increase our sales to customers in the public sector; (xv) failure to meet export and import controls, to which we are subject, which, in addition, could subject us to liability or impair our ability to compete in international markets; (xvi) increase in risks associated with our international activities where we have a business in countries with a history of corruption and where we have transactions with foreign governments; and (xvii) risks associated with acquisitions of other entities or business.

•Risks Related to Human Capital, which could adversely affect our results of operations and growth prospects, including; (i) a failure to maintain sales and marketing personnel productivity and a failure to hire and integrate additional sales and marketing personnel; (ii) a failure to retain, attract and recruit highly qualified personnel; and (iii) cessation of our co-founder, Chief Executive Officer and President’s services.

•Risks Related to our Technology, Products, Services and Intellectual Property, which could adversely affect sales of our products or future results of operations or business, including (i) a failure to continually enhance and improve our technology; (ii) our customer’s decision not to renew their subscription licenses or maintenance and support agreements or not to buy future products due to dissatisfactory from our technical support, customer success or professional services; (iii) a failure of the products in our platform to satisfy customers or to achieve increased market acceptance; (iv) interruptions or performance problems, including to our website or support website; (v) security breach of our software; (vi) as related to use of open source software, which in addition could negatively affect our
i

ability to sell our software and subject us to possible litigation; and (vii) a false detection of security breaches, false identification of malicious sources or misidentification of sensitive or regulated information.

•Risks related to our tax regime, including (i) significant change in our effective tax rate, due to fluctuations in our stock price and its impact on the tax effects of the accounting for stock-based compensation; (ii) our ability to fully utilize our net operating loss carryforwards; (iii) our provision for income taxes or adverse outcomes resulting from examination of our income tax returns; and (iv) the adoption of the U.S. tax reform and the enactment of additional legislation changes.

•Risks related to our 2025 Notes and Credit Facility, including (i) decrease in our business flexibility and access to capital and increase of our borrowing costs, due to the substantial debt we incurred so far and which may further incur in the future; (ii) ability to raise additional capital and burden on our future cash resources, particularly if we elect to settle our debt obligations in cash upon conversion or upon maturity or required repurchase; (iii) restrictive and financial covenants in our Credit Facility that may limit our operating flexibility; (iv) inability to comply with restrictive and financial covenants in our Credit Facility that may result in an acceleration of payment of funds that have been borrowed; (v) dilution of our existing stockholders and potentially adversely affect the market price of our common stock due to the issuance of shares in connection with conversions of the 2025 Notes; (vi) delay or prevent of takeover attempt of the Company due to certain provisions under the 2025 Notes; (vii) accounting method applicable to our 2025 Notes, which could have a material effect on our reported financial results; (viii) an adverse effect on the value of the 2025 Notes and our common stock due to the capped call transactions; and (ix) default of all or some of the financial institutions which are counterparties to the capped call transactions, as a result of which the protection under the capped call transactions shall not be available to us.

•Risks related to our operations in Israel, including (i) certain conditions related to Israel since its establishment, which may limit our ability to develop and sell our products and (ii) unavailability of certain tax benefits which were available to our Israeli subsidiary, or failure to meet certain conditions required to enjoy tax benefits.

•Risks related to our ownership of our common stock, including (i) substantial future sales of shares of our common stock, which could cause the market price of our common stock to decline; (ii) as we do not intend to pay dividend on our common stock, the return on investment might be limited to the value of our stock; and (iii) acquisition of our Company, which may be beneficial to our stockholders, might be more difficult due to anti-takeover provisions in our charter documents and under Delaware law and provisions in the indenture for our 2025 Notes and Credit Facility, which may also prevent attempts by our stockholders to replace or remove our current management.

•General Ricks Factors, which could substantially harm our business, including: (i) a failure to protect our proprietary technology and intellectual property rights; (ii) real or perceived errors, failures or bugs in our software; (iii) risks related to international operations; (iv) the lack of available capital on acceptable terms to support our business growth; (v) risks of fire, power outages, floods, earthquakes, pandemics and other catastrophic events, and interruption by manmade problems such as terrorism; (vi) changes in financial accounting standards, which may cause adverse and unexpected revenue fluctuations and impact our reported results of operations; (vii) volatility in the price of our common stock; (viii) the lack of published research or reports about our business the publish of negative reports about our business, which may adversely impact our stock price and trading volume; (ix) being a public company which subjects us to reporting requirements may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members; (x) internal control over financial reporting might not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock; and (xi) dilution of the percentage ownership of our stockholders that could cause our stock price to decline, due to future sales and issuances of our capital stock or rights to purchase capital stock.
ii

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2020

iii

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

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because over a decade ago, we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed the vast movement of information from analog to digital mediums combined with increasing information dependence would change both the global economy and the risk profiles of corporations and governments. Since then our focus has been on using innovation to address the cyber-implications of this movement, creating software that provides new ways to track, alert and protect data wherever it is stored.

Data continues to amass in new and existing data stores both on premises and in the cloud, a trend we have seen accelerate as companies around the world embark on a wave of digital transformation initiatives. As these data stores grow, the relationships between the data they hold and the users that collaborate with it grow more complex, making those relationships difficult to visualize, understand and control without automation. Because enterprises now use many different combinations of data stores and require different levels of protection, our offering provides coverage flexibility through software licensing. We aim to keep pace with the relentless growth and complexity of data, starting in 2005 with a single license, offering ten licenses at the time of our initial public offering in 2014, and today offering more than 25 integrated licenses across the most common on premises and cloud data stores. We plan to continue investing in product development to deliver new products in the future.

Our software specializes in data protection, threat detection and response and compliance. Varonis software enables enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built an integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against cyberattacks from both internal and external threats. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by automatically locking down data, allowing access to those who need it and automating the removal of stale data when it is no longer useful. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, data governance, zero trust, compliance, data privacy, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage.

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

We believe that the technology underlying our Data Security Platform is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform. Our belief in our technological advantage stems from us having developed a way to do each of the following:

•analyze the relationships between users and data with sophisticated algorithms, including cluster analyses and machine learning;
•visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically executing tasks that are becoming increasingly more complex for IT and business personnel;
•identify and automatically classify data as sensitive, critical, private or regulated;
•automate remediation to directory service objects and access controls on large file systems to safely ensure a least privilege model;
•profile users, devices and data to detect suspicious account behavior and unusual file and email activity using deep analysis of metadata, machine learning and user behavior analytics;
•generate meaningful, actionable alerts when security-related incidents are detected;
•enable security teams to investigate and respond to cyber threats more quickly and conclusively;
•automatically respond to severe incidents like ransomware to limit potential impact and reduce recovery times;
•determine relevant metadata and security information to capture without impacting the enterprise's computing and network infrastructure;
•modify and enrich that metadata in a way that makes it comparable and analyzable despite it having originated from disparate IT systems, and create supplemental metadata, as needed, when the existing IT infrastructure’s activity logs are insufficient;
•decipher the key functional relationships of metadata, the underlying data, and its creators; and
•use those functional relationships to create a graphical depiction, or map, of the data that will endure as enterprises continuously add large volumes of data to their network and storage resources.
The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors. We believe our existing customers represent significant future revenue opportunities for us.

Prior to 2019, an insignificant amount of our revenues had been generated pursuant to on-premises, subscription-based license arrangements ("subscription licenses"). In these arrangements, the customer has the right to use the software over a designated period of time. In the first quarter of 2019, we announced our transition to a subscription-based business model, and, as we have completed our transition, our subscription revenues now account for almost all of our total license revenues.

COVID-19

In March 2020, the World Health Organization (”WHO”) declared the novel coronavirus COVID-19 (including any variants and mutations, "COVID-19") a global pandemic. The pandemic, which has continued to spread, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn, as well as, continued economic uncertainty and is expected to disrupt general business operations until the virus is contained. We believe that the impact of COVID-19 on the way organizations operate and its long-lasting effects has increased our long-term opportunity to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced a negative impact on our results of operations in the last two weeks of the first quarter, as we believe our customers’ focus turned primarily to the safety of their employees and to immediately position themselves to operate under a work-from-home environment. However, since that time, we have seen companies become more focused on the elevated risks associated with having a highly distributed workforce collaborating on multiple platforms. Companies around the world now have employees working remotely from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and sharing information in cloud data stores like Office 365 and Microsoft Teams. We believe this trend is likely to continue in the long-term and that we are well positioned to capitalize on the opportunity ahead. Specifically, crises create optimal conditions for cybercrime, and we can help protect data and infrastructure against hackers and rogue employees. As companies and organizations understand that a data-centric approach to security is critical and that these elevated risks are expected to be here for the long-term, we have seen continued customer engagement and inbound interest, with some of this interest converting into new business or the expansion of existing business.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors that we cannot reliably predict, including the duration and scope of the pandemic; efficiency of available vaccines and the availability of such vaccines to the worldwide population; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. The uncertainty associated with the COVID-19 pandemic could affect management’s accounting estimates and assumptions, which in turn could result in greater variability with forward-looking guidance. For a discussion of certain risks associated with the COVID-19 pandemic, please refer to Risk Factors (Part I, Item 1A of this Form 10-K).

Acquisitions

In the fourth quarter of 2020, we completed the acquisition of Polyrize Security Ltd. (“Polyrize”), a private company which developed software that maps and analyzes the relationships between users and data across a number of cloud applications and services, including Google Drive, Salesforce, Okta, GitHub, Slack, Amazon Web Services ("AWS"), Jira and others, making it simple for security teams to control access to cloud data and infrastructure and analyze cloud activity.

Size of Our Market Opportunity

The International Data Corporation’s Data Age 2025: The Digitization of the World from Edge to Core study (the "Study") estimates that the amount of data created in the world will grow from 45 Zettabytes in 2019 to 175 Zettabytes (or 175 trillion gigabytes) in 2025. The Study was updated in 2020 showing that data created in 2019 grew more than 35% year over year. We expect this trend is likely to continue as more enterprises require technologies to protect and manage their data and centralize data management, analytics, data security and privacy.

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital universe. We further believe that the business intelligence and functionalities delivered by our platform define a new market. Although we are not aware of any third party studies that accurately define our addressable market, the functionality of our software platform overlaps with portions of several established and growing enterprise software markets as defined by Gartner, Inc. in 2020, including security software ($43.2 billion), IT operations management ($30.9 billion), infrastructure software ($19.8 billion), storage management ($14.1 billion), data integration ($5.5 billion) and cloud access and cloud workload protection software ($2.4 billion). Further, the security software market, which we believe is our largest opportunity, has grown at a compound annual growth rate of 35% since 2018. We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, and we estimate that our total addressable market is approximately 20% of these markets, with the remainder coming from content services and other application software. We have attempted to measure our total addressable market by utilizing estimates from Forrester on the number of companies in North America and Europe that fit our target criteria, and then assuming that each customer purchases the double digit number of licenses that we aim to sell to all of our customers. In both the “top-down” approach utilizing Gartner industry spend estimates, and the “bottoms-up” approach utilizing Forrester customer estimates, we calculate a total addressable market of more than $25.0 billion. Lastly, we believe that the acquisition of Polyrize in the fourth quarter of 2020, which we expect will allow us to expand our platform to support cloud applications and data stores that we do not currently cover, has the potential to meaningfully expand the addressable market described above through the introduction of new licenses in the future.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and its supporting infrastructure, and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure.

Key Benefits of Our Technology

Data Protection

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including data governance, least privilege and zero trust, as well as intelligent retention. Moreover, our solution is applicable across most major enterprise data stores (Windows, UNIX/Linux, Intranets, Intranets, email systems, Microsoft 365, including SharePoint Online and OneDrive for Business, Salesforce, AWS, Google Drive and Box).

Actionable Insight and Automation. Our products help customers identify and prioritize risks to their data and automatically remediate exposures so that they are less vulnerable to internal and external threats, more compliant and consistently follow a least privilege model. Because of the complexity present in even modest enterprises, effective remediation is impossible at scale without intelligent automation.

Visibility and Data Monitoring Capabilities All in One Place. Our solution combines analysis from disparate on-premises and cloud stores and infrastructure and presents them in a single view, even as data storage and user access become more dispersed and complex in hybrid environments.

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

Threat Detection and Response

Threat Detection and Response with User, Data and System Context. Our solutions combine classification and data access governance with User and Entity Behavior Analytics (UEBA) on data stores, cloud applications, directory services and perimeter devices, including DNS, VPN and web proxy, for accurate detection and risk reduction. Our solutions reduce risk relating to unauthorized use and cyberattacks and reduce time to detection (TTD) and time to resolution (TTR) for incidents.

Protect Data from Insider Threats, Data Breaches, Malware and Cyberattacks. Our solutions analyze how employee accounts, service accounts and admin accounts use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers are able to detect advanced persistent threats, cybercriminals, rogue insiders, attackers that have compromised internal systems and employee accounts, malware, ransomware and other significant threats.

Compliance

Discover and Identify Regulated Data. Our solutions automatically discover, identify and classify sensitive, critical and regulated data to help meet compliance requirements.

Monitor and Detect Security Vulnerabilities. Our solutions analyze, monitor, detect and report on potential security vulnerabilities: helping companies achieve compliance by creating full audit trails, achieving a least privilege model and locking down sensitive data to only those who need it, and facilitate breach notification and security investigations. By ensuring least privilege, monitoring all access and alerting on potential misuse, Varonis enables privacy-by-design on data stores containing sensitive and regulated information.

Fulfill Data Subject Access Requests and Protect Consumer Data. Our solutions help fulfill data subject access requests from file systems on premises and in the cloud. Customers can easily find relevant files, pinpoint who has access and enforce policies to move and quarantine regulated data.

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to protect their data. In the first quarter of 2019, we announced our strategic shift to a subscription-based business model, which allows our customers to better unleash the power of our platform through faster adoption of our integrated products. That transition has since been completed and, for the year ended December 31, 2020, 99% of our licenses revenues are subscriptions and 97% of our totals revenues are recurring in nature. As of December 31, 2020, 63% of our customers with 500 employees or more had purchased four or more licenses, compared to 54% a year ago, and 30% purchased six or more licenses, compared to 20% a year ago. The following are key elements of our growth strategy.

Extend Our Technological Capabilities Through Innovation and Strategic Transactions. We intend to increase, in absolute dollars, our current level of investment in product development in order to enhance existing products to address new use cases and deliver new products. We believe that the flexibility, sophistication and broad applicability of our Metadata Framework will allow us to use this framework as the core of numerous future products built on our same core technology. Our ability to leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs and help us further penetrate and grow our addressable markets. Additionally, in October 2020, in order to expand the Varonis Data Security Platform to cover additional cloud applications and infrastructure, we acquired a provider of software that maps and analyzes relationships between users and data across a number of cloud applications and services. We plan to incorporate these capabilities into our platform in order to accelerate product development and allow us to more quickly introduce new licenses, which we believe will in turn expand our addressable market. We will continue to seek additional opportunities to extend our technological capabilities and grow our business, from continued organic investments in our research and development efforts to technological tuck-in acquisitions.

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns will continue to drive demand for data protection, compliance and threat detection and response solutions. We intend to capitalize on this demand by targeting new customers, underpenetrated markets and use cases for our solutions. Our solutions address the needs of customers of all sizes, ranging from small and medium businesses to large multinational companies with hundreds of thousands of employees and petabytes of data. Although our solutions are applicable to organizations of all sizes, we will continue our focus on targeting larger organizations who can make larger purchases with us initially and over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth (and subsequent security concerns) continues across all data stores, and enterprises want to standardize solutions that help them manage, protect and extract more value from their data, wherever it is stored. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. We currently have six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers with over twenty-five licenses under these product families. As of December 31, 2020, 63% of our customers with 500 employees or more had purchased four or more licenses and 30% purchased six or more licenses. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volume and complexity of enterprise data and the associated security concerns. As we innovate and expand our product offering, we expect to have an even broader suite of products to offer our customers. Our perpetual license maintenance renewal rate for the year ended December 31, 2020 continued to be over 90%. Our key strategies to ensure a high subscription license renewal rate and maintain our high maintenance renewal rate include focusing on the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

Grow Sales From Our Newer Licenses and Functionality. We continue to introduce additional licenses and enhancements to existing products to support new functionalities. In the second quarter of 2020, we introduced a Remote Work Update to our platform to increase visibility into potential security issues related to remote work, including dashboards for unusual VPN, DNS and Web usage; comprehensive Microsoft Teams visibility; out-of-the-box reports for pinpointing exposed cloud data; and more threat models for Office 365. We also announced the acquisition of Polyrize in October 2020, which we expect will allow us to extend our platform to cover additional cloud data stores and applications that we do not currently support. In 2019, we announced Version 7 of our Data Security Platform, which included new dashboards to assess compliance and Active Directory risk and GDPR security risks so that customers can more easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations, as well as performance enhancements, such as the usage of SOLR, for faster, more scalable event retrieval and investigation. We also added classification functionality to help enterprises automatically discover and classify data that falls under data covered by the California Consumer Privacy Act, or CCPA. We added threat intelligence to our security insights, built incident response playbooks directly into the UI and made usability and performance improvements. In 2018, we introduced Varonis Edge, which analyzes perimeter devices like DNS, VPN and web proxy to detect attacks like malware, APT intrusion and data exfiltration, and enable enterprises to correlate events and alerts to track potential data leaks and spot vulnerabilities at the point of entry. We also released support for Box events and Data Classification Labels, integrating with Microsoft Information Protection (MIP) to help enterprises better classify, track and secure files across enterprise data stores and to address additional compliance requirements from new data privacy laws and standards. We added classification categories to the Data Classification Engine, to better identify and analyze regulated data related to GDPR, PII, PCI and PHI. We enhanced DatAnswers to address data privacy and compliance use cases, enabling customers to fulfill data subject access requests and protect personally identifiable information. We have enhanced our products to provide even more value to our customers including: an updated user interface for DataPrivilege, additional data store support, new geolocation support, enhanced threat detection and security monitoring and new threat models to protect sensitive and regulated data against security breaches, malware, ransomware and insider threats, and optimizations to make DatAlert faster and more intuitive for security investigations. We believe these new additions to our product offering can be a meaningful contributor to our growth.

Expand Our Sales Force. Continuing to expand our sales force will be essential to achieving our customer base expansion goals. The sales force and our approach to introducing products to the market have been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, generate a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors. We also believe our existing customers represent significant future revenue opportunities for us. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force and their ability to support our channel partners to efficiently identify leads, perform risk assessments and convert them to satisfied customers, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

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

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets to address the need for data protection and threat detection and response, as well as to comply with regulations such as the

European Union's ("EU") General Data Protection Regulation ("GDPR"). Revenues from Europe, the Middle East and Africa (“EMEA") accounted for approximately 26% of our revenues in 2020. Europe represented the substantial majority of revenues outside the United States. Although quarterly growth rates have fluctuated over the last few years in our European market, we believe that international expansion will be a key component of our growth strategy, and we will continue to market our products and services overseas.

Our Products

Our integrated platform of products currently contains six product families, most of which contain multiple licenses. Each license utilizes our core Metadata Framework technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture gives our clients the ability to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license, and the fully-integrated nature of our products allows individual products to enhance the functionality of the others. At the same time, the ease of consumption under a subscription-based model has allowed us to deliver on customer demand for a greater number of our licenses, providing our customers value more quickly while leading to substantial future license upsell and cross-sell opportunities.

•DatAdvantage. DatAdvantage, our flagship product family, launched in 2006, builds on our Metadata Framework and captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems and Intranet servers, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant users, groups and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all data stores through a unified interface. DatAdvantage identifies where users have unnecessary access based on user behavior and machine learning. The DatAdvantage product family currently contains 11 licenses, including:

◦Individual DatAdvantage licenses for on premises data stores and infrastructure (Windows, Directory Services, Sharepoint, Unix/Linux and Exchange) and cloud data stores (OneDrive, Sharepoint Online, Exchange Online, Azure Active Directory and Box).
◦Automation Engine, introduced in 2017, which automatically repairs broken file systems and safely remediates exposures, helps customers accelerate the enforcement of a least privilege model by limiting broad access without substantial manual effort or resources.
•DatAlert. Introduced in 2013, DatAlert profiles users and devices and their associated behaviors with respect to systems and data, detects and alerts on meaningful deviations that indicate compromise, provides a web-based dashboard and investigative interface and seamlessly integrates with security information and event management systems (SIEM). DatAlert helps enterprises quickly detect suspicious activity, prevents data breaches and cyberattacks, performs security forensics, visualizes risk and prioritizes and accelerates investigation. In addition, the DatAlert product family contains Varonis Edge, which was introduced in 2018. Edge analyzes perimeter devices like DNS, VPN and web proxy to expand user and device profiles to detect attacks like malware, APT intrusion and data exfiltration and enables enterprises to correlate events and alerts at the perimeter with alerts and events concerning data to better spot attacks at the point of entry and egress, reducing time to detection and time to resolution for security incidents.

•Data Classification Engine. As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content, including Personally Identifiable Information, and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Introduced in 2009, Data Classification Engine identifies and tags data based on criteria set in multiple metadata dimensions and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to restrict access without disrupting workflow. Data Classification Engine provides visibility into the content of data across file systems and Intranet sites and combines it with other metadata, including usage and accessibility. The Data Classification Engine product family currently contains six licenses, including:

◦Individual Data Classification Engine licenses for on premises data stores and infrastructure (Windows/SharePoint and Unix) and cloud data stores (OneDrive and Sharepoint Online).

◦Data Classification Policy Pack, introduced as GDPR Patterns in 2017, builds upon the Data Classification Engine with over 400 patterns for identifying and classifying personal information specific to GDPR and CCPA.

◦Data Classification Labels, introduced in 2018, integrates with Microsoft Information Protection (MIP) to protect sensitive data across customer environments regardless of where it lives or how it is shared. Data Classification Labels allows users to automatically apply classification labels and encrypt files that it has identified as sensitive.

•DataPrivilege. Introduced in 2006, DataPrivilege was designed for use by business unit personnel and provides a self-service web portal that allows users to request access to data necessary for their business functions, and allows owners to grant access without IT intervention. DataPrivilege enhances data protection and compliance by enabling business users to make access decisions based on queries, user requests and metadata analytics information, rather than static IT policies. DataPrivilege provides a presentation layer for business users to review accessibility, sensitivity and usage of their data assets and grant and revoke access. We currently offer DataPrivilege licenses for Windows and SharePoint.

•Data Transport Engine. Introduced in 2012, Data Transport Engine provides an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention, from day-to-day maintenance to complex data store and domain migrations and archiving. Data Transport Engine ensures that data migrations automatically synchronize source and destination data with incremental copying even if the source data is still in use, translates access permissions across data stores and domains and provides reporting capabilities for data migration status. Moreover, it also provides IT personnel the flexibility to schedule recurring migrations to automatically find and move certain types of data such as sensitive or stale data and to perform active migrations, dispositions and archiving safely and efficiently.

•DatAnswers. DatAnswers was introduced in 2014 to provide secure, relevant and timely search functionality for enterprise data. In 2018, we enhanced DatAnswers to help meet growing demands to comply with data privacy regulations and eDiscovery requests, and to facilitate data subject access requests. As data privacy laws are becoming more prevalent across the globe, meeting subject access requests is a primary requirement in data regulation. As companies continue to generate and store data in numerous enterprise data stores, relevant files become harder to find and manage, and compliance officers, controllers, and administrators need to identify and locate relevant content related to a data subject. DatAnswers provides elevated search for compliance and e-discovery, helping solve the growing problem of being able to fulfill subject access requests to meet data privacy laws. We currently offer DatAnswers licenses for Windows, SharePoint, OneDrive and SharePoint Online.

Our Customers

We currently have customers in over 85 countries. Our customers span numerous industries and vary greatly in size, ranging from small and medium businesses to large multinational enterprises and government agencies. Our customers include leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors, with hundreds of thousands of employees and petabytes of data.

Services

Maintenance and Support of Subscription and Perpetual Licenses

Prior to our transition to a subscription-based model, our customers typically purchased one year of software maintenance and support as part of their initial purchase of our perpetual license products, with an option to renew their maintenance agreements. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services. Today, with the transition to a subscription model complete, the sales of new perpetual licenses are insignificant and therefore, we do not expect maintenance and support of perpetual licenses to grow versus prior year comparisons. Maintenance associated with a subscription contract is included in the Subscriptions revenue line of the income statement.

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

Professional Services

While users can easily download, install and deploy our software on their own, certain enterprises use our professional service team to provide fee-based services, which include training our customers in the use of our products, providing advice on network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration of our products for the particular characteristics of the customer’s environment. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way and our planned long-term strategy to allow our channel partners to take on more professional services work. As such, our overall maintenance and services revenues is also expected to continue to decline versus prior year comparisons.

Sales and Marketing

Sales

We sell the vast majority of our products and services to a global network of resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and risk assessments. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement. These agreements are generally for a term of one year with a one-year renewal term and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 to 60 calendar days of the invoice date.

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We market our software as a Data Security Platform, a solution for securing and managing enterprise data. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our marketing organization is responsible for branding, content generation, demand generation, field marketing and product marketing and works with our business operations team to support channel marketing and sales support programs. We provide one-on-one and community education and awareness and promote the expanded use of our software. We host in-person or virtual Varonis Connect! customer events across sales regions, as well as free, online technical webinars in multiple regions. We focus our efforts on highly relevant content creation, events, campaigns and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as, information regarding product awards and technical certifications, security training, regional seminars and conferences, webinars, podcasts and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, analyst relations, customer marketing, account-based marketing, targeted advertising, extensive content development available through our web site and content syndication, and our active blog.

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, as well as developing new products, features and functionality. Use of our products has expanded from data governance into areas such as data security, privacy, accessibility and retention, and we anticipate that customers and innovation will drive functionality into additional areas. We regularly release new versions of our products which incorporate new features and enhancements to existing ones. We conduct substantially all of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent. In addition, we continue to seek opportunities to extend our technological capabilities and grow our business from strategic technological tuck-in acquisitions.

Our research and development expense was $99.4 million, $80.8 million and $70.0 million in 2020, 2019 and 2018, respectively.

Intellectual Property

We attempt to protect our technology and the related intellectual property under patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. No single intellectual property right is solely responsible for protecting our products. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 29, 2021, we had 74 issued patents and 28 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2039. We also had 41 patents issued and 63 applications pending for examination in non-U.S. jurisdictions, and three pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israeli subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products.

In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. We generally enter into confidentiality agreements with our employees, consultants, service providers, vendors and customers and generally limit internal and external access to, and distribution of, our proprietary information and proprietary technology through certain procedural safeguards. We also rely on invention assignment agreements with our employees, consultants and others, to assign to the Company all inventions developed by such individuals in the course of their engagement with the Company.

Moreover, we have registered the “Varonis” name and logo and “DatAdvantage”, “DataPrivilege”, “DatAlert”, “DatAnywhere” and other names in the United States and, as related to some of these names, certain other countries.

In addition to Company-owned intellectual property, we license software from third parties for integration into our solution, including open source software and other software available on commercially reasonable terms. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, we cannot provide assurance that such third parties will maintain such software or continue to make it available.

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer in a single integrated solution. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR, CCPA and other data privacy laws, and as these functionalities continue to be recognized as critical to protect enterprise data, we may face increased perceived and real competition from other security and classification technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving market, we anticipate that competition will increase based on customer demand for these types of products.

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering a single, integrated solution and sophisticated automation to address our customers’ needs regarding access, governance, security, privacy and retention with respect to their enterprise data. There can, however, be no assurance that we will remain unique in this capacity or that we will be able to compete favorably with other providers in the future.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 1,719 employees and independent contractors who developed, marketed, sold and supported our technology solutions, of which 755 were in the United States, 601 were in Israel and 363 were in other countries.

We understand that our innovation leadership is ultimately rooted in people. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, adopting progressive human capital management practices and community outreach constitute core elements of our corporate strategy.

•Support Employee Well-being and Engagement. We support the overall well-being of our employees from a physical, emotional, financial and social perspective. We also regularly seek input from employees, including through broad employee satisfaction and pulse surveys on specific issues, intended to assess our degree of success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals. Our global well-being program includes a long-standing practice of remote working arrangements, flexible paid time off, life planning benefits, wellness platforms and employee assistance programs.

•Offer Competitive Compensation and Benefits. We strive to ensure that our employees receive competitive and fair compensation and innovative benefits offerings, tying incentive compensation to both business and individual performance, offering competitive maternal leave policies, providing meaningful retirement and health benefits and maintaining an employee stock purchase plan. In 2020, in response to a salary reduction during the COVID-19 crisis, we also provided broader access to equity compensation to our employees by granting them restricted stock units. As the momentum of the business improved throughout 2020, we informed employees that salaries would be returned to original levels in two phases, with the first phase becoming effective in July 2020 and the second in January 2021.

•Promote Sense of Belonging through Diversity and Inclusion Initiatives. We conduct diversity and code of conduct trainings with employees and managers to make clear our views on diversity and promote an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation or gender identity. We also require managers to participate in unconscious bias training to improve awareness. Our customers are located in over 85 countries and our global workforce operates across cultures, functions, language barriers and time zones to support the challenges faced by customers worldwide. In order to support our customers’ needs we have established an international operation having employees and service providers from all around the world, with different language, culture, age, religious, gender, etc.

•Provide Programs for Employee Recognition. We also offer rewards and recognition programs to our employees, including awards to recognize employees who best exemplify our values and spot awards to recognize employee contributions. We believe that these recognition programs help drive strong employee performance. We conduct semi-annual employee performance reviews, where each employee is evaluated by their personal manager and also conducts a self-assessment, a process which empowers our employees. Employee performance is assessed based on a variety of key performance metrics, including the achievement of objectives specific to the employee’s department or role.

•Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training and education, including opportunities to cultivate talent and identify candidates for new roles from within the company and management and leadership development programs. Employee training and education includes online certification, in person certification and new hire training bootcamps. We also conduct manager training programs on an annual basis, which include in-depth managerial and coaching skills, as well as tailored feedback.

•Promote Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving and employee volunteerism in the communities in which we live and work. We also provide corporate matching of employee charitable donations and flexible volunteering during work time and thereby letting our employees know that we care of the volunteer and charitable efforts that matters to them.

Response to the COVID-19 Pandemic. In response to the COVID-19 pandemic, we have prioritized the safety of our employees and business partners, while continuing to support the needs of our customers and communities during this unprecedented period. We temporarily closed most of our offices around the world and continue to comply with state and local requirements, guidelines and recommendations. We shifted from existing flexible working arrangements to working from home on a regular basis, using digital platforms and virtual collaboration tools to maintain productivity and to remain in contact with one another and our business partners and customers. In addition, we have also limited travel to further support and protect our employees. In April 2020, in light of the disruption and uncertainty created by the global COVID-19 pandemic and resulting impact on business conditions, and in order to avoid reducing our global workforce, we enacted a salary reduction to employees (including management) across the organization. At the time, we combined this with a one-time equity grant to our employees equal to the annualized amount of the salary reduction in order to retain and motivate them and to let our employees know that we are doing everything we can as a company to support them during these unprecedented times. As the momentum of the business improved throughout 2020, the salary reductions were recouped to the original salary pre-reduction in two phases. Additionally, in response to the pandemic, we provided our employees a work-from-home equipment allowance in order to allow them to continue effectively working remotely. Moreover, we enhanced and promoted programs to support our employees' physical and mental well-being. For example, we made available to our employees several virtual workshops to cover various subjects, including helping employees to manage stress. Lastly, in order to increase the morale of our employees, we conducted virtual fun days.

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

Risks Related to the Industry in which we Operate

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19, similar to the negative impact on our results of operations we experienced at the early stages of the pandemic in the last two weeks of the first quarter in 2020, changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information.

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

Risks Related to Our Operations

The recent global COVID-19 outbreak has had, and could continue to have, harmful effects on our business and results of operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. Internationally and domestically, federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions have required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. At the end of the first quarter of 2020, we closed our offices and instructed employees to work remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. Since that time, we have complied with state and local requirements and have been opening and closing our offices based on these guidelines and recommendations. To the extent there are extended restrictions or closures, this may adversely affect economies and financial markets globally, leading to an economic downturn. Our operations, and the operations of our customers and partners, have been disrupted and may continue to be so for a period of time that cannot currently be predicted.

The move to remote working has not to date materially impacted our business operations and research and development activity; however, if our employees will not be able to continue working effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, as recently seen in many places around the world, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty. While the move to remote working and virtual-only customer experience has not to date adversely impacted our sales, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

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

Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which have temporarily adversely impacted, and may in the future adversely impact, our stock price.

Overall, and in addition to other risks discussed in this Form 10-K filing, the COVID-19 pandemic gives rise to a number of risks, including, but not limited to, the following:

•our ability to expand within our existing customer base, including through the adoption of additional licenses;
•reduced economic activity which could lead to a prolonged recession, which could negatively impact consumer discretionary spending and in return could severely impact our business operations, financial condition and liquidity;
•our ability to continue to show the positive trends at the levels we have shown in the last several quarters for certain key performance metrics, such as renewal rates, annual recurring revenues ("ARR") and dollar-based net retention rate;
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
•our ability to timely retain, attract and recruit employees;
•a reduction in our operating effectiveness, employee productivity, sales and marketing efforts, as our employees work from home;

•potential negative impact on the health of our personnel and staff, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption;
•our ability to remotely develop new products and enhance existing products; and
•our ability to raise capital.

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, we may face future difficulties in gaining new customers and expanding within our existing customer base, similar to those difficulties we experienced during the last two weeks of the first quarter of 2020.

The full impact of COVID-19 on our business and our future performance is difficult to predict and there is some level of risk that any guidance we provide to the market may turn out to be incorrect. The challenges posed by COVID-19 on our business are uncertain and we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Security breaches, cyberattacks or other cyber-risks of our IT and production systems could expose us to significant liability and cause our business and reputation to suffer and harm our competitive position.

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including as related to financial, technology, employees, marketing, sales, etc.) which is used on a daily basis in our operations. In addition to that, our software involves transmission and processing of our customers' confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Being a leading pioneer in the cyber industry, we may be an attractive target for cyber attackers or other data thieves.

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of the number of employees working remotely due to COVID-19. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and enterprise infrastructure. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. Despite our security measures, our IT and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential and/or sensitive data.

Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, theft of intellectual property, theft of internal employee’s PII/PHI information, theft of financial data and financial reports, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem and to improve technologies, may impair our ability to provide services to our customers and protect the privacy of their data, may result in product development delays, may compromise confidential or technical business information, may harm our competitive position, may result in theft or misuse of our intellectual property or other assets and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident, and other liabilities. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities, and we could suffer harm to our reputation and competitive position, and our operating results could be negatively impacted.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future partially due to the front-loaded revenue recognition nature of our business. Additionally, we have a limited operating history under our new subscription model, which makes it difficult to forecast our results. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be and are frequently performed remotely, into paying customers; however, given the spread of COVID-19 and the impact on our prospects, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period. If our revenues or results of operations fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.

If the transition to a subscription-based business model we have completed fails to continue yielding the benefits that we achieved, our results of operations could be negatively impacted.

We have completed our transition to a subscription-based business model but it is uncertain whether the expected benefits will continue. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. At the start of the transition, we suffered a negative revenue and earnings impact, including on our quarterly results of operations. Such negative implications might return if we are unable to achieve the renewals we anticipate, either at all or on a timely basis.

This subscription strategy may give rise to a number of risks, including the following:

•our revenues and cash flows may fluctuate more than anticipated over the short-term as a result of this strategy;
•if our customers do not renew their subscriptions or do not renew them on a timely basis (including due to substantial implication of the economic turmoil caused by the COVID-19 pandemic), our revenues may decline and our business may suffer;
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
•if new or current customers desire only perpetual licenses our subscription sales may lag behind our expectations; and
•our relationships with existing partners that resell perpetual license products may be damaged.

We may not be able to predict subscription renewal rates and their impact on our future revenues and operating results.

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and the number of products purchased by existing and new customers to create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or they may elect to reduce the scope of their original purchases or delay their purchase. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns including, but not limited to, the COVID-19 pandemic, the adverse impact of import tariffs or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

We have been growing and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, our business and results of operations will be adversely affected.

We intend to continue to grow our business and plan to continue to hire new sales employees either for expansion or replacement of existing sales personnel. If we cannot adequately and timely hire new employees and if we fail to adequately train these new employees, including our sales force, engineers and customer support staff, which processes have become more challenging during the COVID-19 period, our sales may not grow at the rates we project and/or our sales productivity might suffer, our customers might decide not to renew or reduce the scope of their original purchases, or our customers may lose confidence in the knowledge and capability of our employees or products. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•adequately and timely recruit, train, motivate and integrate new employees, including our sales force and engineers, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan, especially during this challenging period of the COVID-19 pandemic;
•satisfy existing customers and attract new customers;
•successfully manage and integrate our acquisition and any future acquisitions of businesses, including our recent acquisition, and including, without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, there is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

Our future growth also depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. Our ability to attract new customers may be adversely affected by newly enacted laws that may prohibit certain sales and marketing activities, such as recent legislation passed in the State of New York, pursuant to which, due to the declared disaster state of emergency attributed to COVID-19, unsolicited telemarketing sales calls are prohibited. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may be adversely affected, and our business will be harmed.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $94.0 million, $78.8 million and $28.6 million in each of the years ended December 31, 2020, 2019 and 2018, respectively. Due to our continued investment in the growth of our business, in 2020 our operating expenses increased to $326.8 million compared to $295.0 million and $271.7 million in 2019 and 2018, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other operating expense.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2020, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our accounts receivable and contract assets are subject to collection and credit risks. These agreements may include purchase commitments for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed. Furthermore, as a result of the COVID-19 pandemic, existing customers may attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our operating results and financial condition.

If currency exchange rates fluctuate substantially in the future, our results of operations, which are reported in U.S. dollars, could be adversely affected.

Our functional and reporting currency is the U.S. dollar, and we generate the majority of our revenues and incur the majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and New Israeli Shekels ("NIS"). Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our subscription licenses and maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short-term after the United Kingdom's recent exit from the EU.

We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currencies. The weakening of the U.S. dollar against such currencies would cause the U.S. dollar equivalent of such expenses to increase which could have a negative impact on our reported results of operations and our ability to attract employees in such non-U.S. locations due to the actual increase in the compensation to be paid to such employees. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets and the difference between the interest rates of the currencies being hedged.

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
•positive or negative publicity;
•our ability to prevent or quickly react to any cyberattack on our IT systems or security breach of or related to our software;
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

As we operate and sell internationally, we are subject to the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), the U.K. Bribery Act of 2010 (the "UK Bribery Act") and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, South and Central America, East Asia, Africa and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, channel partners or sales agents that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, channel partners and sales agents, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, channel partners or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions, including suspension or debarment from government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Risks Related to Human Capital

A failure to maintain sales and marketing personnel productivity or hire and integrate additional sales and marketing personnel could adversely affect our results of operations and growth prospects.

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Our transition to a subscription-based model, and the additional demands involved in selling multiple products, has increased the complexity and to some extent impose new challenges in finding, hiring and retaining qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees and adequately training them due to COVID-19, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell our Data Security Platform rather than individual software products. Furthermore, based on our past experience in mature territories, it often can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations, and during the COVID-19 pandemic such training may take even longer. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past, or at all, due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions or because of the remote hiring and training process. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

Failure to retain, attract and recruit highly qualified personnel could adversely affect our business, operating results, financial condition and growth prospects.

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain engineers. Any of our employees may terminate their employment at any time, and we face intense competition for highly skilled employees. Competition for qualified employees, particularly in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, is intense. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. In addition, during the COVID-19 pandemic, which is characterized as an unstable period, to some extent it may be more difficult to timely attract and train new employees. If we are unable to timely attract, retain or train qualified employees, particularly our engineers, salespeople and key managers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer. Equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity programs or if there will be decline in our stock price as a result of which the value of our equity compensation shall be lower, we may have difficulty attracting and retaining employees.

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

Risks Related to our Technology, Products, Services and Intellectual Property

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

While we extend our technological capabilities though innovation and strategic transactions, we cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to extend our technological expertise and develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. For us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2020, 2019 and 2018 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2020, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

Our software involves the transmission of data between data stores, and between data stores and desktop and mobile computers, and may in the future involve the storage of data. We have a legal and contractual obligation to protect the confidentiality and appropriate use of customer data. Any security breaches with respect to such data could result in the loss of this information, litigation, indemnity obligations and other liabilities. The security of our products and accompanied services is important in our customers’ decisions to purchase or use our products or services. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our products, we have no direct control over the substance of the content. Security measures might be breached as a result of third-party action, employee error, malfeasance or otherwise. We also incorporate open source software and other third-party software into our products. There may be vulnerabilities in open source software and third-party software that may make our products likely to be harmed by cyberattacks. Moreover, our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, such security vulnerability may adversely impact our product vulnerability and we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. While we maintain insurance coverage for some of the above events, the potential liabilities associated with these security breach events could exceed the insurance coverage we maintain.

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

Risks Related to our Tax Regime

Our tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for stock-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the stock-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate, while in periods in which our stock price is lower than the grant price of the stock-based compensation vesting in that period, our effective tax rate may increase. The amount and value of stock-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of stock-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

Multiple factors may adversely affect our ability to fully utilize our net operating loss carryforwards.

A U.S. corporation's ability to utilize its federal net operating loss (“NOL”) carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the corporation undergoes an ownership change.

We have accumulated a $207.8 million NOL since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure including a review of our intellectual property ("IP") structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification 740-10-25 (“ASC 740-10-25”). ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Our income in certain countries is subject to reduced tax rates provided we meet certain employment and capital investment criteria. Failure to meet these commitments could adversely impact our provision for income taxes.

We are also subject to the regular examination of our income tax returns by the U.S. Internal Revenue Services and other tax authorities in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, IP structure or other matters and assess additional taxes. While we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these regular examinations will not have a material adverse effect on our results of operations and cash flows. Further, we may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

The adoption of the U.S. tax reform and the enactment of additional legislation changes could materially impact our financial position and results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses, restricts the use of net operating loss carryforwards arising after December 31, 2017, allows for the expensing of capital expenditures. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

In May 2020 we issued $253.0 million aggregate principal amount of 1.25% convertible senior notes due in 2025 (the "2025 Notes"). As of December 31, 2020, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). As of December 31, 2020, we had no outstanding obligations under our credit facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “ Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity” that changes the accounting for the convertible debt instruments described above. Under the new standard, an entity may no longer separately account for the liability and equity components of convertible debt instruments. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted. We cannot be sure whether other changes may be made to the accounting standards related to the 2025 Notes, or otherwise, that could have an adverse impact on our financial statements.

The Capped Call Transactions may affect the value of the 2025 Notes and our common stock.

In connection with the issuance of the 2025 Notes, we entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to an initial cap price of $141.72 (the "Cap Price"), subject to certain adjustments under the terms of the Capped Call Transactions.

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

As of December 31, 2020, our stock price was higher than the Cap Price under the Capped Call Transactions, hence, as of December 31, 2020, and as long as our common stock price shall be higher than $141.72, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

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

The tax benefits that were available to our Israeli subsidiary terminated in 2020 and unless new tax benefits become available in the future, our Israeli subsidiary could become subject to an increase in taxes.

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our company, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been approximately 10%. If our Israeli subsidiary does not meet the requirements for maintaining this status, for example, if the Israeli subsidiary materially changes the nature of its business or, if the level of foreign investment in our company decreases, it may no longer be eligible to enjoy this or any other reduced tax rate. As a result, our Israeli subsidiary would be subject to Israeli corporate tax at the standard rate, which, as of January 1, 2021 was set at 23%. Even if our Israeli subsidiary continues to meet the relevant requirements, the tax benefits that the status of “Beneficiary Enterprise” provides terminated on December 31, 2020 with respect to income generated after that date. Unless new tax benefits become available to us, the amount of taxes that our Israeli subsidiary would pay would increase, as all of our Israeli operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of December 31, 2020, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 3.1 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

General Risks Factors

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

As of January 29, 2021, we had 74 issued patents in the United States and 28 pending U.S. patent applications. We also had 41 patents issued and 63 applications pending for examination in non-U.S. jurisdictions, and three pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We have registered the “Varonis” name and logo and “DatAdvantage”, “DataPrivilege”, “DatAlert”, “DatAnywhere” and other names in the United States and, as related to some of these names, certain other countries. However, we cannot provide assurance that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2020, approximately 70% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•sales and customer service challenges associated with operating in different countries;
•increased management travel, a lack of travel due to pandemics, infrastructure and legal compliance costs associated with having multiple international operations;
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
•uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships;
•the continued economic and legal uncertainty around how Brexit will impact the United Kingdom’s access to the EU Single Market, the related regulatory environment, the global economy and the resulting impact on our business;
•compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•ability to hire, retain and train local employees and the ability to comply with foreign labor laws and local labor requirements, such as representations by an internal labor committee in France which is affiliated with an external trade union and the applicability of collective bargaining arrangements at the national level in certain European countries;
•compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, the UK Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;
•reduced protection for intellectual property rights in certain countries and practical difficulties and costs of enforcing rights abroad; and
•compliance with the laws of numerous foreign taxing jurisdictions and overlapping of different tax regimes and digital tax imposed on our operations in foreign taxing jurisdictions.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the 2025 Notes and could also impact the trading price of the 2025 Notes. Since shares of our common stock were sold in our initial public offering in March 2014 at a price of $22.00 per share, our common stock’s price on The Nasdaq Global Select Market has ranged from $13.25 to $191.98 through February 5, 2021. On February 5, 2021, the closing price of our common stock was $189.78. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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
•new announcements that affect investor perception of our industry, including reports related to the discovery of significant cyberattacks;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows and may cause a significant increase in the premium paid for our directors and officers insurance.

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

Our corporate headquarters are located in New York City in an office consisting of approximately 46,000 square feet. This lease expires in February 2026, although we have the option to terminate the lease in February 2023 which we intend to exercise. In addition, we lease offices in North Carolina consisting of approximately 68,500 square feet, which is our primary U.S. customer support and inside sales center. This lease expires in July 2030, although we have an option to extend the lease for an additional 10 years. We also lease an office located in Herzliya, Israel, consisting of approximately 130,000 square feet, where we employ the majority our research and development team and a portion of our support and general and administrative teams. The lease for this office expires in December 2028, although we have the option to extend the lease for an additional five years. We also have a lease in Tel Aviv, Israel consisting of approximately 2,700 square feet, where we employ additional research and development personnel which expires in May 2021. Further, we lease offices in Cork, Ireland consisting of approximately 40,000 square feet, which is our primary EMEA customer support and inside sales center and which expires in December 2035, although we have the option to terminate the lease in December 2030. We also lease smaller offices in France, the United Kingdom, Oregon, Virginia, New Jersey, Australia, Germany, the Netherlands, Luxembourg and Belgium (which serve as regional sales offices and some of which are customer support centers). We plan to invest in additional space as needed to accommodate our growth.

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

Stockholders

As of February 5, 2021, there were eight stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Issuance of Unregistered Securities

On October 29, 2020, we issued 35,642 shares of our Common Stock to the two founders of Polyrize. Such issuance was a portion of the consideration paid to the two founders in connection with the acquisition, and it was in lieu of a cash payment that otherwise would have been paid to them. Such shares were issued in reliance upon the exemption from registration available under Regulation S as the issuance of our securities was to individuals that were non-U.S. persons.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2015 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 31, 2020, the last trading day of our 2020 fiscal year, was $163.61 per share.

$1,000.00
$800.00
$600.00
$400.00
$200.00
$0.00
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Varonis Systems, Inc.
NASDAQ Composite
NASDAQ Computer

Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Varonis Systems, Inc.	$100.00	$142.55	$258.24	$281.38	$413.35	$870.27
NASDAQ Composite	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
NASDAQ Computer	$100.00	$112.27	$155.80	$150.06	$225.59	$338.35

Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data are derived from our audited financial statements. The consolidated balance sheet data as of December 31, 2020 and 2019 and the consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 are derived from our audited consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2018, 2017 and 2016 and the consolidated statement of operations for the years ended December 31, 2017 and 2016 are derived from our audited consolidated financial statements and related notes which are not included in this Annual Report. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Subscriptions	$161,188	$76,730	$8,750	$2,627	$3,764
Perpetual licenses	1,473	42,093	139,578	118,689	90,028
Maintenance and services	130,028	135,367	121,960	94,074	72,071
Total revenues	292,689	254,190	270,288	215,390	165,863
Cost of revenues(1)	44,261	35,144	27,683	20,714	15,737
Gross profit	248,428	219,046	242,605	194,676	150,126
Operating costs and expenses:
Research and development(1)	99,363	80,764	69,971	47,369	36,660
Sales and marketing(1)	179,902	169,898	168,309	133,925	105,639
General and administrative(1)	47,578	44,371	33,460	26,801	19,822
Total operating expenses	326,843	295,033	271,740	208,095	162,121
Operating loss	(78,415)	(75,987)	(29,135)	(13,419)	(11,995)
Financial income (expenses), net	(7,483)	(389)	970	2,362	(885)
Loss before income taxes	(85,898)	(76,376)	(28,165)	(11,057)	(12,880)
Income taxes	(8,112)	(2,388)	(413)	(2,787)	(1,313)
Net loss	$(94,010)	$(78,764)	$(28,578)	$(13,844)	$(14,193)
Net loss per share of common stock, basic and diluted(2)	$(2.99)	$(2.60)	$(0.98)	$(0.50)	$(0.54)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	31,445,631	30,257,410	29,020,645	27,467,440	26,406,312

(1)       Includes non-cash stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenues	$5,013	$2,561	$1,757	$1,078	$699
Research and development	21,979	13,188	9,645	5,209	3,052
Sales and marketing	25,578	14,782	16,081	8,542	6,104
General and administrative	16,015	15,608	7,478	5,006	3,083
Total	$68,585	$46,139	$34,961	$19,835	$12,938

(2)Basic and diluted net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. For additional information, see Note 2.s to our consolidated financial statements included elsewhere in this Annual Report.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and short-term deposits	$298,262	$120,460	$158,915	$136,557	$113,808
Working capital	237,212	55,297	112,750	109,918	91,734
Total assets	555,482	318,312	284,978	245,638	193,173
Deferred revenues, current and long-term	101,366	101,435	94,216	80,101	59,241
Total stockholders’ equity	94,071	93,532	125,370	114,642	95,955

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19

In December 2019, COVID-19 was first reported in China; in January 2020, the WHO declared it a Public Health Emergency of International Concern; and in March 2020, the WHO declared it a pandemic. The worldwide spread of the COVID-19 virus has resulted in a global economic slowdown and is expected to continue to disrupt general business operations until the virus is contained. The duration and severity of the COVID-19 pandemic remain uncertain and difficult to predict. The COVID-19 pandemic and the measures taken by many governments around the world in response could in the future meaningfully impact our business, results of operations, financial condition and stock price.
We believe that the impact of COVID-19 on the way organizations operate and its long lasting effects has increased our long-term opportunity to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced a negative impact on our results of operations, starting in the last two weeks of the first quarter, as we believe our customers’ focus turned primarily to the safety of their employees and to immediately position themselves to operate under a work-from-home environment. However, since that time, we have seen companies become more focused on the elevated risks associated with having a highly distributed workforce collaborating on multiple platforms. Companies around the world now have the majority of their employees working remotely from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and in cloud data stores like Office 365 and Microsoft Teams. We believe this trend is likely to continue in the long-term and that we are well positioned to capitalize on the opportunity ahead. Specifically, crises create optimal conditions for cybercrime, and we can help protect data and infrastructure against hackers and rogue employees. As companies understand that a data-centric approach to security is critical and that these elevated risks are here for the long-term, we have seen significant customer engagement and inbound interest, and in the third and fourth quarters of 2020, we continued to see some of this interest convert into new business or the expansion of existing business.

We currently offer more than 25 licenses across our six product families, and since commencing our transition to a subscription model in the beginning of 2019, we have seen a significant increase in the number of licenses purchased by new customers, and in the engagement of our existing customers who are adopting more licenses. As of December 31, 2020, 63% of our customers with 500 employees or more had purchased four or more licenses, compared to 54% a year ago, and 30% purchased six or more licenses, compared to 20% a year ago. We believe the increase in these metrics underscores the logic behind our transition to a subscription model and confirms how we are unleashing the potential of our platform. This is reflected in ARR, which as of December 31, 2020 grew 37% year-over-year to $287.3 million. Additionally, renewal rates of maintenance on perpetual licenses continued to be over 90% for the year ended December 31, 2020. As a result, the recurring component of our revenue base has significantly increased as we have completed our subscription transition, which now provides more visibility into future revenues and places us in a stronger position. Lastly, our dollar-based net retention rate ("NRR") as of December 31, 2020 was 116%. NRR is calculated as of a period end by starting with the ARR from the cohort of active customers as of the 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from the same customers as of the current period end, or Current Period ARR. Current Period ARR includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenues from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate.

The pandemic has forced us to adapt and change the way we have historically operated. At the end of the first quarter of 2020, we closed our offices and instructed employees to work remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. Since that time, we have complied with local requirements in each jurisdiction and have been opening and closing our offices based on these guidelines and recommendations. As we have always aimed to tie our level of investment in the business to the revenues we plan to achieve, and, due to the revenues shortfall in the first quarter of 2020, we took prompt steps to manage our expenses, including responsible cost cutting measures, implementing a hiring freeze with the exception of key sales positions and reducing our capital expenditures. In order to avoid reducing our global workforce, further actions taken in early April included reducing employee salaries across the organization, with senior management and our highest compensated employees seeing the largest reductions, and reducing the cash retainers for all members of our Board of Directors. At the time, we combined this salary reduction to employees with a one-time equity grant equal to the annualized amount of the salary reduction in order to retain and motivate our employees. As the momentum of the business improved throughout 2020 and based on what we were seeing in the market, we decided to readjust the April reductions to recoup an amount equal to half the original cuts as of July 2020 and also gradually resumed investments in the business. Further, in January 2021, we readjusted the affected salaries back to pre-pandemic levels. In addition, as part of the move to remote work and virtual-only customer experience, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our future sales. However, our risk assessments, a critical part of our sales process, have always been and continue to be conductible remotely.

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because over a decade ago, we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed the vast movement of information from analog to digital mediums combined with increasing information dependence would change both the global economy and the risk profiles of corporations and governments. Since then our focus has been on using innovation to address the cyber-implications of this movement, creating software that provides new ways to track, alert and protect data wherever it is stored.

Data continues to amass in new and existing data stores both on premises and in the cloud, a trend we have seen accelerate as companies around the world embark on a wave of digital transformation initiatives. As these data stores grow, the relationships between the data they hold and the users that collaborate with it grow more complex, making those relationships difficult to visualize, understand and control without automation. Because enterprises now use many different combinations of data stores and require different levels of protection, our offering provides coverage flexibility through software licensing. We aim to keep pace with the relentless growth and complexity of data, starting in 2005 with a single license, offering ten licenses at the time of our initial public offering in 2014, and today offering more than 25 integrated licenses across the most common on premises and cloud data stores. We plan to continue investing in product development to deliver new products in the future.

Our software specializes in data protection, threat detection and response and compliance. Varonis software enables enterprises to protect data stored on premises and in the cloud: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built an integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against cyberattacks from both internal and external threats. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by automatically locking down data, allowing access to those who need it and automating the removal of stale data when it is no longer useful. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, data governance, zero trust, compliance, data privacy, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage.

We started operations in 2005 with a vision to make enterprise data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products and software features to our customers.

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least privilege model. We enhanced DatAlert, which was originally introduced in 2013 to monitor and alert on sensitive data and file activity, with DatAlert Analytics Rewind to allow customers to analyze past user and data activity to identify security breaches that may have occurred in the past and pre-emptively tune out false positives. We updated our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets and unusual activity from personal devices. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier than ever to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the EU GDPR and expanded our offerings that can help enterprises meet compliance and regulation requirements.

In 2018, we introduced Varonis Edge to extend our proactive security approach, enabling customers to spot signs of attack at the perimeter by analyzing telemetry from DNS, VPN and web proxy. We introduced Data Classification Labels to integrate with Microsoft Information Protection (MIP) and enable customers to better classify, track and secure files across enterprise data stores. We enhanced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees and which was originally introduced in 2014, to address additional compliance requirements from new data privacy laws and standards. We added classification categories to the Data Classification Engine, to better identify and analyze regulated data like GDPR, PII, PCI and PHI. We updated the DataPrivilege UI for improved usability and added classification categories making it easier to see who can access regulated data. We updated our web UI and introduced new features to DatAlert, including new threat models to combat cyberattacks, support for more data stores and optimizations to make DatAlert faster and more intuitive for security investigations.

In 2019, we introduced updates to our existing products to include new dashboards to highlight cloud, Active Directory and GDPR security risks so that customers can more easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations. We extended our cloud support to include Box, added threat intelligence to our security insights, built incident response playbooks directly into the UI, and made usability and performance improvements. We also added classification functionality to help enterprises automatically discover and classify data that falls under data covered by the CCPA.

In the second quarter of 2020, we introduced an update to our platform to increase visibility into potential security issues related to remote work. Our “Remote Work Update” included a new dashboard to help customers spot unusual VPN, DNS and web activity, built-in threat hunting queries to accelerate investigations, deeper visibility into Microsoft Teams, and additional threat models for Office 365. In the fourth quarter of 2020, we completed the acquisition of Polyrize, a software provider that maps and analyzes the relationships between users and data across a number of cloud applications and services, including Google Drive, Salesforce, Okta, GitHub, Slack, AWS, Jira and others, making it simple for security teams to control access to cloud data and infrastructure and analyze cloud activity.

In 2020, we successfully completed the strategic shift to a subscription-based business model, which allows our customers to better unleash the power of our platform through faster adoption of our integrated products. We currently have six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers with over twenty-five licenses under these product families. As of December 31, 2020, 63% of our customers with 500 employees or more had purchased four or more licenses, compared to 54% a year ago, and 30% purchased six or more licenses, compared to 20% a year ago. Additionally, as of December 31, 2020, 2019 and 2018, 100.0% of our customers had purchased DatAdvantage; 57.8%, 54.5% and 50.4% of our customers, respectively, had purchased DatAlert; 57.2%, 53.8% and 49.3% of our customers, respectively, had purchased Data Classification Engine; 15.6%, 15.6% and 15.4% of our customers, respectively, had purchased DataPrivilege; 10.2%, 8.9% and 7.7% of our customers, respectively, had purchased Data Transport Engine; and 3.2%, 2.5% and 1.8% of our customers, respectively, had purchased DatAnswers. As of December 31, 2020, 2019 and 2018, 22.0%. 24.1% and 27.0% of our customers, respectively, made standalone purchases of DatAdvantage. No other product families outside of DatAdvantage can be sold on a standalone basis. As of December 31, 2020, 2019 and 2018, approximately 78%, 76% and 73% of our customers, respectively, had purchased products in two or more families, one of which was DatAdvantage for all of these customers. As of December 31, 2020, 2019 and 2018, approximately 49%, 45%

and 40% of our customers, respectively, had purchased products in three or more families. Our perpetual license maintenance renewal rate for each of the years ended December 31, 2020, 2019 and 2018 continued to be over 90%. Our key strategies to ensure and maintain a high subscription and maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and associated security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the year ended December 31, 2020, 71% of our revenues were derived from North America, while EMEA accounted for approximately 26% of our revenues and Rest of World (“ROW”) accounted for approximately 3% of our revenues. Additionally, even with our subscription mix increasing from 65% for the year ended December 31, 2019 to 99% for the year ended December 31, 2020, we still had revenue growth of approximately 15% worldwide. We believe the transition from a perpetual-based model to a subscription-based model has positioned us well for the future, and, although revenues are still front-end loaded, they are more predictable and recurring in nature. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

Despite the challenges currently resulting from COVID-19, we continue to expand our domestic and international operations as part of our long-term growth strategy. While the expansion of our domestic operations is focused primarily on our under penetrated territories, the expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive almost all of our revenues from subscription sales and renewals of maintenance contracts and, to a lesser extent, from professional services and perpetual license sales of our products. Subscription revenues are comprised of time-based licenses whereby new and existing customers use our software with related maintenance for a specified period. Perpetual license revenues consist of the revenues recognized from sales of perpetual licenses to new and existing customers. While prior to 2019 fees from subscription licenses comprised an insignificant amount of our revenues, as we transitioned to a subscription-based business in 2019, subscription licenses became a significantly larger portion of our total revenues. Subscription licenses accounted for 55%, 30% and 3% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Perpetual license sales accounted for less than 1%, 17% and 52% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Subscription licenses accounted for 99%, 65% and 6% of our license revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

We have achieved significant revenue growth and scale since inception under a perpetual business model. We have continued to grow our revenues for the year ended December 31, 2020 despite our transition to a subscription-based business model, and headwinds caused by the COVID-19 pandemic. For the years ended December 31, 2020, 2019 and 2018, subscription revenues were $161.2 million, $76.7 million, and $8.8 million, respectively, representing year-over-year growth of 110% and 777%. For the years ended December 31, 2020, 2019 and 2018, our total revenues were $292.7 million, $254.2 million and $270.3 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we had operating losses of $78.4 million, $76.0 million and $29.1 million and net losses of $94.0 million, $78.8 million and $28.6 million, respectively.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of December 31, 2020, 2019 and 2018, ARR was $287.3 million, $210.5 million and $130.3 million, respectively, an increase of 37% and 62% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Dollar-Based Net Retention Rate

Our dollar-based net retention rate as of December 31, 2020 was 116%. NRR is calculated as of a period end by starting with the ARR from the cohort of active customers as of the 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from the same customers as of the current period end, or Current Period ARR. Current Period ARR includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenues from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate.

Business Combination

On October 29, 2020, we completed the acquisition of Polyrize, a private company which develops software that maps and analyzes the relationships between users and data across a number of cloud applications and services.

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

Perpetual License Revenues. Perpetual license revenues reflect the revenues recognized from sales of perpetual licenses to new customers and sales of additional perpetual licenses to existing customers who can purchase additional users for existing licenses or purchase new licenses. Our perpetual license revenues consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred. Perpetual licenses have the same functionality as subscriptions. Due to the transition to a subscription-based business model, perpetual license revenues have meaningfully decreased and represent an insignificant percentage of our total revenues for the year ended December 31, 2020.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. When purchasing a perpetual license, a customer also typically purchases a one-year maintenance contract for which we charge a percentage of the license fee. Customers may renew, and generally have renewed, their maintenance agreements for a fee that is based upon a percentage of the initial perpetual license fee paid. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the years ended December 31, 2020, 2019 and 2018 continued to be over 90%. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high renewal rates. However, due to our transition to a subscription-based model, we have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, less associated maintenance revenues. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way and our planned long-term strategy to allow our channel partners to take on more professional services work. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2020	2019	2018
	(as a percentage of total revenues)
Revenues:
Subscriptions	55.1%	30.1%	3.2%
Perpetual licenses	0.5%	16.6%	51.7%
Maintenance and services	44.4%	53.3%	45.1%
Total revenues	100.0%	100.0%	100.0%

	Year Ended December 31,
	2020	2019	2018
	(as a percentage of total perpetual licenses and subscriptions revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.1%	64.6%	5.9%
Perpetual licenses	0.9%	35.4%	94.1%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 85 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and professional services teams and programs that support our subscription-based business model and our overall renewals. This spending increased sequentially in each quarter of 2020 and, given our results and the opportunities we see ahead, our incremental increase in investments was larger in the second half of the year. We expect to continue to increase our investments in the business in the future.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year.

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for facilities, IT and depreciation. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. As a company, we have always aimed to tie our level of investment in the business to the revenues we expect to achieve and we actively manage expenses across the business. While at the end of the first quarter of 2020 we took prompt cost cutting measures to manage our expenses in response to the COVID-19 pandemic, given our results over the last three quarters of the year and the interest we continue to see in the market, we have resumed investments in the business, including in research and development and sales and marketing. We expect personnel costs to continue to increase in absolute dollars as we continue to grow our business in the long-term.

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred. We expect that our research and development expenses will continue to increase in absolute dollars as we further strengthen our technology platform and invest in the development of both existing and new products through the hiring of talented and capable employees. This spending increased sequentially in each quarter of 2020 and, given our results and the opportunities we see ahead, our incremental increase in investments was larger in the fourth quarter. We expect to continue to increase our investments in the business in the future.

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars in the long-term, as we plan to expand our sales and marketing efforts, both domestically and internationally. This spending increased sequentially in each quarter of 2020 and, given our results and the opportunities we see ahead, our incremental increase in investments was larger in the second half of the year. We expect to continue to increase our investments in the business in the future. We expect sales and marketing expenses to continue to be our largest category of operating costs and expenses.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars in the long-term as we expand our operations. This spending declined in the second quarter of 2020 compared to the prior quarter but, given our results and the opportunities we see ahead, our investments increased in the second half of the year which results in increased general and administrative allocated overhead expenses.

 Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as the COVID-19 pandemic and the United Kingdom’s exit from the EU, commonly referred to as “Brexit," as well as other member countries' public discussions about the possibility of withdrawing from the EU, could also contribute to instability and volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $1.1 million as of December 31, 2020 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to tax audits in Israel. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. As of December 31, 2020 we had $1.9 million in deferred payroll taxes under the CARES Act which allows employers to defer certain employer payroll taxes. These deferred payroll taxes are included in accrued expenses and other short-term liabilities in our consolidated balance sheets. We are also monitoring for other similar tax relief programs provided by the governments of our non-US subsidiaries.

For 2020, we incurred a one-time tax expense related to the acquisition of Polyrize which caused our tax expense to increase significantly compared to prior years.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$161,188	$76,730	$8,750
Perpetual licenses	1,473	42,093	139,578
Maintenance and services	130,028	135,367	121,960
Total revenues	292,689	254,190	270,288
Cost of revenues	44,261	35,144	27,683
Gross profit	248,428	219,046	242,605
Operating costs and expenses:
Research and development	99,363	80,764	69,971
Sales and marketing	179,902	169,898	168,309
General and administrative	47,578	44,371	33,460
Total operating expenses	326,843	295,033	271,740
Operating loss	(78,415)	(75,987)	(29,135)
Financial income (expenses), net	(7,483)	(389)	970
Loss before income taxes	(85,898)	(76,376)	(28,165)
Income taxes	(8,112)	(2,388)	(413)
Net loss	$(94,010)	$(78,764)	$(28,578)

	Year Ended December 31,
	2020	2019	2018
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	55.1%	30.1%	3.2%
Perpetual licenses	0.5	16.6	51.7
Maintenance and services	44.4	53.3	45.1
Total revenues	100.0	100.0	100.0
Cost of revenues	15.1	13.8	10.2
Gross profit	84.9	86.2	89.8
Operating costs and expenses:
Research and development	33.9	31.8	25.9
Sales and marketing	61.5	66.8	62.3
General and administrative	16.3	17.5	12.4
Total operating expenses	111.7	116.1	100.6
Operating loss	(26.8)	(29.9)	(10.8)
Financial income (expenses), net	(2.5)	(0.1)	0.4
Loss before income taxes	(29.3)	(30.0)	(10.4)
Income taxes	(2.8)	(1.0)	(0.2)
Net loss	(32.1)%	(31.0)%	(10.6)%

Comparison of Years Ended December 31, 2020 and 2019

Revenues

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Revenues:
Subscriptions	$161,188	$76,730	110.1%
Perpetual licenses	1,473	42,093	(96.5)%
Maintenance and services	130,028	135,367	(3.9)%
Total revenues	$292,689	$254,190	15.1%

	Year Ended December 31,
	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	55.1%	30.1%
Perpetual licenses	0.5%	16.6%
Maintenance and services	44.4%	53.3%
Total revenues	100.0%	100.0%

	Year Ended December 31,
	2020	2019
	(as a percentage of total perpetual licenses and subscriptions revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.1%	64.6%
Perpetual licenses	0.9%	35.4%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Subscription revenues increased 110% from $76.7 million for the year ended December 31, 2019 to $161.2 million for the year ended December 31, 2020. The increase in subscription revenues was driven by our customers’ demand for a higher number of licenses than the number that we historically sold with perpetual license sales and our high subscription renewal rate. Despite the revenue headwinds associated with the transition to a subscription-based model and the impact of COVID-19, total revenues increased approximately 15% for the year ended December 31, 2020. ARR was $287.3 million and $210.5 million as of December 31, 2020 and 2019, respectively, representing an increase of 37%. The anticipated decrease in maintenance and services revenues was primarily due to our accelerated transition to a subscription business, together with a reduction in our services revenues due to newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work. In each of the years ended December 31, 2020 and 2019, our perpetual license maintenance renewal rate continued to be over 90%. As of December 31, 2020, 63% of our customers with 500 employees or more had purchased four or more licenses, compared to 54% a year ago, and 30% purchased six or more licenses, compared to 20% a year ago. Additionally, as of December 31, 2020 and 2019, 78% and 76% of our customers, respectively, had purchased products in two or more families and 49% and 45% of our customers, respectively, purchased products in three or more families.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Cost of revenues	$44,261	$35,144	25.9%

	Year Ended December 31,
	2020	2019
	(as a percentage of total revenues)
Total gross margin	84.9%	86.2%

The increase in cost of revenues was primarily related to an increase of $7.4 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $2.7 million increase in facilities and allocated overhead costs and amortization of acquired intangible assets which was partially offset by a $1.0 million decrease in expenses related to COVID-19, including reductions in travel.

Operating Costs and Expenses

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$99,363	$80,764	23.0%
Sales and marketing	179,902	169,898	5.9%
General and administrative	47,578	44,371	7.2%
Total operating expenses	$326,843	$295,033	10.8%

	Year Ended December 31,
	2020	2019
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	33.9%	31.8%
Sales and marketing	61.5%	66.8%
General and administrative	16.3%	17.5%
Total operating expenses	111.7%	116.1%

The increase in research and development expenses was primarily related to an increase of $18.0 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products and a $1.1 million increase in facilities and allocated overhead costs. This was partially offset by a $0.5 million decrease in expenses related to COVID-19, including reductions in travel.

The increase in sales and marketing expenses was primarily related to a $16.4 million increase in salaries and benefits and stock-based compensation expense and a $3.0 million increase related to facilities and allocated overhead costs. This was partially offset by a $9.4 million decrease in expenses related to COVID-19, including reductions in travel and overall marketing expenses primarily due to fewer in person events.

The increase in general and administrative expenses was primarily related to an increase of $2.6 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business and $1.8 million in other expenses predominately relating to rent and facilities. This was partially offset by a $1.2 million decrease in general company expenses predominately related to COVID-19.

Financial Expenses, Net

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Financial expenses, net	$(7,483)	$(389)	(1,823.7)%

Financial expenses, net for the year ended December 31, 2020 was primarily due to the amortization of debt issuance costs, interest expenses on our convertible senior notes and revolving credit facility and foreign currency losses. Financial expenses, net for the year ended December 31, 2019 was primarily due to foreign currency losses.

Income Taxes

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Income taxes	$(8,112)	$(2,388)	(239.7)%

Income taxes for the year ended December 31, 2020 were comprised primarily of a one-time tax expense related to our acquisition, foreign income taxes and state taxes. Income taxes for the year ended December 31, 2019 were comprised primarily of foreign income taxes and state taxes.

Inflation

We do not believe that current inflation rates had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Comparison of Years Ended December 31, 2019 and 2018

For a comparison of our results of operations for the years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 11, 2020, which comparative information is herein incorporated by reference.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2020. The data presented below has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Revenues:
Subscriptions	$62,653	$44,084	$34,086	$20,365	$31,561	$23,327	$14,837	$7,005
Perpetual licenses	472	373	240	388	6,789	8,269	11,514	15,521
Maintenance and services	32,072	32,294	32,239	33,423	34,210	34,053	33,270	33,834
Total revenues	95,197	76,751	66,565	54,176	72,560	65,649	59,621	56,360
Cost of revenues(1)	12,462	11,284	10,335	10,180	9,652	8,768	8,398	8,326
Gross profit	82,735	65,467	56,230	43,996	62,908	56,881	51,223	48,034
Operating costs and expenses:
Research and development(1)	27,938	24,670	24,067	22,688	21,874	20,400	19,722	18,768
Sales and marketing(1)	48,904	45,435	42,983	42,580	44,129	42,117	41,656	41,996
General and administrative(1)	13,092	11,814	11,274	11,398	10,910	10,339	13,851	9,271
Total operating expenses	89,934	81,919	78,324	76,666	76,913	72,856	75,229	70,035
Operating loss	(7,199)	(16,452)	(22,094)	(32,670)	(14,005)	(15,975)	(24,006)	(22,001)
Financial income (expenses), net	(4,538)	(2,553)	(1,845)	1,453	156	(482)	65	(128)
Loss before income taxes	(11,737)	(19,005)	(23,939)	(31,217)	(13,849)	(16,457)	(23,941)	(22,129)
Provision for income taxes	(7,295)	(220)	(384)	(213)	(801)	(530)	(547)	(510)
Net loss	$(19,032)	$(19,225)	$(24,323)	$(31,430)	$(14,650)	$(16,987)	$(24,488)	$(22,639)

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	65.8%	57.4%	51.2%	37.6%	43.5%	35.5%	24.9%	12.5%
Perpetual licenses	0.5	0.5	0.4	0.7	9.4	12.6	19.3	27.5
Maintenance and services	33.7	42.1	48.4	61.7	47.1	51.9	55.8	60.0
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	13.1	14.7	15.5	18.8	13.3	13.4	14.1	14.8
Gross profit	86.9	85.3	84.5	81.2	86.7	86.6	85.9	85.2
Operating costs and expenses:
Research and development	29.3	32.1	36.2	41.9	30.1	31.1	33.1	33.3
Sales and marketing	51.4	59.2	64.6	78.6	60.8	64.1	69.9	74.5
General and administrative	13.8	15.4	16.9	21.0	15.1	15.7	23.2	16.4
Total operating expenses	94.5	106.7	117.7	141.5	106.0	110.9	126.2	124.2
Operating loss	(7.6)	(21.4)	(33.2)	(60.3)	(19.3)	(24.3)	(40.3)	(39.0)
Financial income (expenses), net	(4.7)	(3.4)	(2.8)	2.7	0.2	(0.8)	0.1	(0.3)
Loss before income taxes	(12.3)	(24.8)	(36.0)	(57.6)	(19.1)	(25.1)	(40.2)	(39.3)
Provision for income taxes	(7.7)	(0.2)	(0.5)	(0.4)	(1.1)	(0.8)	(0.9)	(0.9)
Net loss	(20.0)%	(25.0)%	(36.5)%	(58.0)%	(20.2)%	(25.9)%	(41.1)%	(40.2)%

(1)Includes non-cash stock-based compensation expense and payroll tax expense related to stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Cost of revenues	$1,398	$1,476	$1,354	$785	$594	$637	$772	$558
Research and development	6,212	6,000	5,686	4,081	3,514	3,476	3,520	2,678
Sales and marketing	6,805	7,184	6,860	4,729	3,767	3,932	3,640	3,443
General and administrative	4,986	4,018	3,723	3,288	3,485	2,977	6,864	2,282
Total non-cash stock-based compensation expense related to employees and consultants	$19,401	$18,678	$17,623	$12,883	$11,360	$11,022	$14,796	$8,961

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Cost of revenues	$13	$17	$3	$267	$16	$10	$26	$183
Research and development	43	152	38	100	51	35	20	56
Sales and marketing	117	616	439	1,617	179	161	195	1,373
General and administrative	15	68	8	380	24	16	20	283
Total payroll tax expense related to stock-based compensation	$188	$853	$488	$2,364	$270	$222	$261	$1,895

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of purchasing trends, demand for our products and services is typically slowest in the first quarter resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. We expect these seasonal patterns to continue in the future. Our gross margins and operating loss have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. Our expenses, which do not vary directly with revenues, and the seasonal pattern described above have an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. The majority of our expenses are personnel-related costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

In the first quarter of 2019, we announced our transition to a subscription-based business model, and, due to the associated revenue headwinds, have experienced deviations from our historical pattern of having revenues increase each quarter as compared with the same quarter in the prior year. In the first quarter of 2020, that deviation continued but the revenues shortfall was primarily attributed to the impact of COVID-19. In subsequent quarters in 2020, our revenues once again increased compared with the same quarter in the prior year as the associated revenue headwind from the subscription transition was less pronounced and we were able to successfully execute on our strategy despite the impact of COVID-19.

Cost of revenues has increased in each quarter as compared with the same quarter in the prior year primarily due to the increased cost of providing maintenance and services to our expanding customer base and continuing to invest in our customer success team to support our subscription-based business.

Total operating costs and expenses increased in each quarter as compared with the same quarter in the prior year, primarily due to the addition of personnel in connection with the expansion of our business. In the second quarter of 2020, we experienced only a slight increase in expenses as compared with the same quarter in the prior year as we took prompt steps to manage our expenses in light of the COVID-19 pandemic, including responsible cost cutting measures, implementing a hiring freeze with the exception of key sales positions and reducing our capital expenditures. In order to avoid reducing our global workforce, further actions taken in early April included reducing employee salaries across the organization, with senior management and our highest compensated employees seeing the largest reductions, and reducing the cash retainers for all members of our Board of Directors. At the time, we combined this salary reduction to employees with a one-time equity grant equal to the annualized amount of the salary reduction. As the momentum of the business improved throughout 2020 and based on the interest we continued to see in the market, we decided to readjust the reductions to recoup an amount equal to half the original cuts as of July 2020 and also gradually resumed investments in the business. Further, in January 2021, we readjusted the affected salaries back to pre-pandemic levels.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources as of and our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2020 and 2019. For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 11, 2020, which discussion is herein incorporated by reference.

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(5,842)	$(10,683)
Net cash provided by (used in) investing activities	(54,748)	33,303
Net cash provided by (used in) financing activities	225,753	(2,398)
Increase in cash and cash equivalents	$165,163	$20,222

On December 31, 2020, our cash and cash equivalents, marketable securities and short-term deposits of $298.3 million were held for working capital purposes and were invested primarily in short-term deposits. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

Operating Activities

Net cash used in operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation, stock-based compensation, amortization of deferred commissions, noncash operating lease costs and amortization of debt discount and issuance costs, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For 2020, cash outflows from operating activities were $5.8 million. We have observed two historical seasonal patterns that impact our net cash provided by operating activities that continued this year. First, the majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue growth in the first quarter, which was more pronounced in 2020 due primarily to the impact of COVID-19, which resulted in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short term. For 2020, sources of cash outflows were from changes in working capital, including a $19.7 million increase in prepaid expenses and other current assets (including deferred commissions) and a $19.1 million increase in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2020 was 77 and 76, respectively. Additional sources of cash outflows were from a $0.3 million decrease in trade payables and a $0.2 million decrease in deferred revenues. This was partially offset by $10.4 million from our net loss excluding non-cash charges, a $16.1 million increase in accrued expenses and other liabilities, a $5.5 million increase in other long-term liabilities and a $1.4 million decrease in other long-term assets.

For 2019, cash outflows from operating activities were $10.7 million. For 2019, net cash outflows from operating activities reflect our net loss excluding non-cash charges of $3.6 million driven primarily by increased headcount for customer success personnel related to the transition to a subscription-based business and research and development personnel. Additional sources of cash outflows were from changes in working capital, including a $20.4 million increase in prepaid expenses and other current assets (including deferred commissions), a $1.6 million decrease in accounts payable due to timing of payments and a $0.9 million decrease in accrued expenses and other short-term liabilities. This was partially offset by a decrease of $8.2 million in accounts receivable, a $7.2 million increase in deferred revenues and an increase of $0.3 million in other long-term liabilities. Our DSO for both the three months and year ended December 31, 2019 was 75 days.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sales and purchases of short-term deposits and changes in our restricted cash. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2020, net cash used in investing activities of $54.7 million was attributable to $29.4 million of cash paid for an acquisition, a $22.7 million increase in short-term and long-term deposits and $10.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space that we entered into prior to the outbreak of the pandemic. This was partially offset by a $7.4 million decrease in marketable securities.

During 2019, net cash provided by investing activities of $33.3 million was attributable to a $60.5 million decrease in deposits partially offset by a $1.8 million increase in marketable securities and $25.4 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

Financing Activities

In 2020, net cash provided by financing activities of $225.8 million was attributable to $245.3 million of net proceeds from the issuance of convertible senior notes and $9.8 million of net proceeds from employee stock plans. This was partially offset by $29.3 million related to purchases of capped calls associated with the convertible senior notes.

In 2019, net cash used in financing activities of $2.4 million was attributable to net withholdings from employee stock plans.

Revolving Credit Facility

On August 21, 2020, we entered into a Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $90.0 million. Borrowings and repayments under the Credit Facility may occur from time to time in our ordinary course of business through the maturity date, which is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any Convertible Debt Securities (including the 2025 Notes), at which time any amounts outstanding are to be paid in full. The fees incurred in connection with entering into the Credit and Security Agreement were recorded in prepaid expenses and other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income (expenses), net on the consolidated statement of operations. The Credit Facility is secured by a first priority perfected security interest in substantially all our tangible and intangible assets (excluding real property and other customary exceptions) and a first priority perfected lien on the capital stock of our domestic entities, and 65% of the voting capital stock of our foreign subsidiaries. The Credit and Security Agreement contains customary covenants, including a requirement of quarterly minimum recurring revenues and a minimum available liquidity of at least $25.0 million at all times, and customary events of default provisions.

We may borrow under the Credit and Security Agreement at an interest rate equal to the London Interbank Offered Rate (subject to a 1.00% floor), plus an applicable margin equal to 3.00% per annum or the alternate base rate plus an applicable margin equal to 0.5% per annum.

As of December 31, 2020, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants.

Convertible Notes

We have proactively taken steps to increase available cash, including, but not limited to, issuing $253.0 million aggregate principal amount of the 2025 Notes. The net proceeds from the offering, after deducting initial purchaser discount and issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we entered into Capped Call Transactions. We used $29.3 million of the net proceeds from the 2025 Notes to purchase the Capped Call Transactions, as further discussed in Note 7.

Common Stock Split

On February 8, 2021, we announced a three-for-one split of our common stock to stockholders of record as of the close of business on March 12, 2021. Trading of our common stock will begin on a split-adjusted basis on March 15, 2021. Common stock and per share data in this Annual Report on Form 10-K have not been adjusted for the impact of the split.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2020 for the upcoming years were as follows:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations	$10,694	$14,509	$7,596	$6,726	$6,764	$25,751	$72,040

We have obligations related to unrecognized tax benefit liabilities totaling $4.4 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount mostly for a one year period, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $96.5 million for the year ended December 31, 2020.

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2020 and 2019, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to Note 14 to our consolidated financial statements.

Contract Costs:

We pay sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on our technology, customer contracts and other factors, we have determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight-line basis. Amortization expenses related to these costs are mostly included in sales and marketing expenses in the accompanying consolidated statements of operations.

Accounting for Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. We recognize compensation expenses for the value of our equity awards granted based on the straight-line method over the requisite service period of each of the awards. Effective as of January 1, 2017, we adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”) on a modified, retrospective basis. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur.

Business Combinations:

We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Convertible Senior Notes:

We account for our convertible senior notes in accordance with ASC 470-20 "Debt with Conversion and Other Options" and separated the Notes into liability and equity components. The carrying amounts of the liability component of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the terms of the 2025 Notes using the effective interest rate method. The carrying amount of the equity components representing the conversion option was approximately $31.8 million for the 2025 Notes and is recorded in additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

The Company allocates transaction costs related to the issuance of the 2025 Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were approximately $6.9 million and are being amortized to interest expense at an effective interest method rate of 4.51% over the term of the 2025 Notes. Transaction costs attributable to the equity component were approximately $1.0 million and are netted with the equity component of the 2025 Notes in additional paid-in capital.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The new standard was adopted for interim and annual periods beginning January 1, 2020 using the prospective adoption approach. Adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available for sale debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 also limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard was adopted for interim and annual periods beginning after January 1, 2020. Adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this standard on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the years ended December 31, 2020 and 2019 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2020, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $298.3 million as of December 31, 2020. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

As of December 31, 2020, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 8.	Financial Statements and Supplementary Data

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Revenues from professional services consist mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided. The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. To account for promised goods and services, the Company allocates the transaction price to the distinct performance obligations on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred. For maintenance and professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells these services. For software licenses, the Company uses the residual approach to determine the standalone selling prices due to the lack of history of selling software license on a standalone basis and the highly variable sales price.

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

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition was extensive and required a high degree of auditor judgment.

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

Valuation of and Accounting for Convertible Notes at Issuance
Description of the Matter
As explained in Note 7 to the consolidated financial statements, in May 2020, the Company issued $253 million of 1.25% Convertible Senior Notes due 2025 (the "2025 Notes"). Concurrent with the issuance of the Notes, the Company entered into capped call transactions that are exercisable upon conversion of the Notes. In accounting for the issuance of the Notes, management allocated the total proceeds into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of the Notes if there were no associated convertible features. The carrying amount of the equity component, representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2025 Notes. The valuation model used in determining the fair value of the liability component for the 2025 Notes includes assumptions subject to management's judgement, including the synthetic credit rating.

Auditing management’s evaluation of the transaction was complex and required a high degree of auditor judgement and audit effort due to the inherent complexity in assessing the accounting for the 2025 Notes and related capped call transactions. This required an assessment of the valuation of the fair value of the liability component of the 2025 Notes, which included evaluation of assumptions subject to management's judgement in determining the borrowing rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls in respect of the Company’s 2025 Notes and related capped call transactions, including controls over the initial recognition and measurement of the Notes and recording of the associated liability and equity components. To test the initial accounting for the 2025 Notes and related capped call transactions, our procedures included, among others, inspection of the underlying agreements and testing management’s evaluation and application of the relevant accounting guidance. We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the liability component of the 2025 Notes. We tested the appropriateness of the methodology, evaluated the reasonableness of the underlying assumptions used to determine the borrowing rate, such as the Company’s synthetic credit rating, and performed an independent calculation of the carrying amounts attributable to the liability and equity components. Additionally, we tested the source information underlying the valuation assumptions and inputs used to determine the fair value and the mathematical accuracy of the calculation. We also evaluated the Company’s disclosures regarding the issuance of the 2025 Notes and capped call transactions included in Note 7.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2007.
Tel-Aviv, Israel
February 9, 2021

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO Criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes of the Company, and our report dated February 9, 2021 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 9, 2021

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$234,092	$68,929
Marketable securities	34,117	41,531
Short-term deposits	30,053	10,000
Trade receivables (net of allowance of $1,250 and $637 at December 31, 2020 and December 31, 2019, respectively)	94,229	75,050
Prepaid expenses and other current assets	27,357	19,366
Total current assets	419,848	214,876
Long-term assets:
Operating lease right-of-use asset	47,924	55,057
Property and equipment, net	37,163	36,338
Intangible assets, net	5,846	—
Goodwill	23,135	—
Other assets	21,566	12,041
Total long-term assets	135,634	103,436
Total assets	$555,482	$318,312

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$850	$997
Accrued expenses and other short-term liabilities	83,198	62,607
Deferred revenues	98,588	95,975
Total current liabilities	182,636	159,579
Long-term liabilities:
Convertible senior notes, net	218,460	—
Operating lease liability	54,540	57,040
Deferred revenues	2,778	5,460
Other liabilities	2,997	2,701
Total long-term liabilities	278,775	65,201

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2020 and December 31, 2019; Issued and outstanding: 31,818,954 shares at December 31, 2020 and 30,583,311 shares at December 31, 2019	32	31
Accumulated other comprehensive income (loss)	9,371	(449)
Additional paid-in capital	395,410	310,682
Accumulated deficit	(310,742)	(216,732)
Total stockholders’ equity	94,071	93,532
Total liabilities and stockholders’ equity	$555,482	$318,312

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2020	2019	2018
Revenues:
Subscriptions	$161,188	$76,730	$8,750
Perpetual licenses	1,473	42,093	139,578
Maintenance and services	130,028	135,367	121,960
Total revenues	292,689	254,190	270,288
Cost of revenues	44,261	35,144	27,683
Gross profit	248,428	219,046	242,605

Operating costs and expenses:
Research and development	99,363	80,764	69,971
Sales and marketing	179,902	169,898	168,309
General and administrative	47,578	44,371	33,460
Total operating expenses	326,843	295,033	271,740
Operating loss	(78,415)	(75,987)	(29,135)
Financial income (expenses), net	(7,483)	(389)	970
Loss before income taxes	(85,898)	(76,376)	(28,165)
Income taxes	(8,112)	(2,388)	(413)
Net loss	$(94,010)	$(78,764)	$(28,578)
Net loss per share of common stock, basic and diluted	$(2.99)	$(2.60)	$(0.98)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	31,445,631	30,257,410	29,020,645

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	December 31,
	2020	2019	2018
Net loss	$(94,010)	$(78,764)	$(28,578)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(94)	21	48
Income (loss) on marketable securities reclassified into earnings, net of tax	76	5	(27)
	(18)	26	21

Unrealized income (loss) on derivative instruments, net of tax	4,043	3,510	(7,531)
Realized income on derivative instruments, net of tax	6,052	—	—
Loss (income) on derivative instruments reclassified into earnings, net of tax	(257)	(352)	3,741
	9,838	3,158	(3,790)
Total other comprehensive income (loss)	9,820	3,184	(3,769)

Comprehensive loss	$(84,190)	$(75,580)	$(32,347)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2018	28,146,162	$28	$223,868	$136	$(109,390)	$114,642
Stock-based compensation expense	—	—	34,961	—	—	34,961
Common stock issued under employee stock plans, net	1,430,718	2	8,112	—	—	8,114
Unrealized loss on derivative instruments	—	—	—	(3,790)	—	(3,790)
Unrealized income on available for sale securities	—	—	—	21	—	21
Net loss	—	—	—	—	(28,578)	(28,578)
Balance as of December 31, 2018	29,576,880	30	266,941	(3,633)	(137,968)	125,370
Stock-based compensation expense	—	—	46,139	—	—	46,139
Common stock issued under employee stock plans, net	1,006,431	1	(2,398)	—	—	(2,397)
Unrealized income on derivative instruments	—	—	—	3,158	—	3,158
Unrealized income on available for sale securities	—	—	—	26	—	26
Net loss	—	—	—	—	(78,764)	(78,764)
Balance as of December 31, 2019	30,583,311	31	310,682	(449)	(216,732)	93,532
Stock-based compensation expense	—	—	68,585	—	—	68,585
Common stock issued under employee stock plans, net	1,200,001	1	9,790	—	—	9,791
Issuance of common stock from acquisitions	35,642	—	4,198	—	—	4,198
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	709	—	—	709
Realized and unrealized income on derivative instruments	—	—	—	9,838	—	9,838
Unrealized loss on available for sale securities	—	—	—	(18)	—	(18)
Purchase of capped calls related to Convertible senior notes	—	—	(29,348)	—	—	(29,348)
Equity component of Convertible senior notes, net	—	—	30,794	—	—	30,794
Net loss	—	—	—	—	(94,010)	(94,010)
Balance as of December 31, 2020	31,818,954	$32	$395,410	$9,371	$(310,742)	$94,071

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(94,010)	$(78,764)	$(28,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,903	6,321	4,156
Stock-based compensation	68,585	46,139	34,961
Amortization of deferred commissions	13,106	13,630	13,185
Noncash operating lease costs	8,737	9,023	—
Amortization of debt discount and issuance costs	4,096	—	—
Capital loss (gain) from sale of fixed assets	—	45	(27)
Changes in assets and liabilities:
Trade receivables	(19,075)	8,173	(7,627)
Prepaid expenses and other current assets	(543)	(1,225)	(1,932)
Deferred commissions	(19,131)	(19,132)	(15,308)
Other long-term assets	1,436	81	(270)
Trade payables	(328)	(1,623)	1,985
Accrued expenses and other short-term liabilities	16,058	(886)	9,910
Deferred revenues	(169)	7,219	14,115
Other long-term liabilities	5,493	316	(1,025)
Net cash provided by (used in) operating activities	(5,842)	(10,683)	23,545

Cash flows from investing activities:
Decrease (increase) in short-term deposits	(20,071)	60,466	(30,280)
Decrease (increase) in marketable securities	7,414	(1,761)	(39)
Increase in long-term deposits	(2,606)	(21)	(313)
Acquisition, net of cash acquired	(29,369)	—	—
Proceeds from sale of property and equipment	—	11	27
Purchases of property and equipment	(10,116)	(25,392)	(9,583)
Net cash provided by (used in) investing activities	(54,748)	33,303	(40,188)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	245,308	—	—
Purchases of capped calls	(29,348)	—	—
Proceeds (withholdings) from employee stock plans, net	9,793	(2,398)	8,114
Net cash provided by (used in) financing activities	225,753	(2,398)	8,114
Increase (decrease) in cash and cash equivalents	165,163	20,222	(8,529)
Cash and cash equivalents at beginning of period	68,929	48,707	57,236
Cash and cash equivalents at end of period	$234,092	$68,929	$48,707

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,342	$3,955	$710
Net lease liabilities arising from obtaining right-of-use assets	$6,256	$10,252	$—
 The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 1:- GENERAL

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company”) was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has twelve wholly-owned subsidiaries.

The Company’s software products and services allow enterprises to manage, analyze, alert and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), DataPrivilege, Data Classification Engine (including Policy Pack and Data Classification Labels), Data Transport Engine and DatAnswers, the Varonis Data Security Platform detects cyberthreats from both internal and external actors by analyzing data, account activity and user behavior; prevents and limits disaster by locking down sensitive and stale data; and efficiently sustains a secure state with automation. Varonis products address additional important use cases including data protection, data governance, zero trust, compliance, data privacy, classification and threat detection and response.

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

Most of the Company's revenues and costs are denominated in United States dollars (“dollars”). Some of the subsidiaries’ revenues and costs are primarily incurred in Euros, the Pound Sterling, Canadian dollars, Australian dollars and New Israeli Shekels ("NIS"); however, the Company’s management believes that the dollar is the primary currency of the economic environment in which it and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

Accordingly, transactions denominated in currencies other than the functional currency are remeasured to the functional currency in accordance with ASC No. 830, “Foreign Currency Matters” at the exchange rate at the date of the transaction or the average exchange rate in the quarter. At the end of each reporting period, financial assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-financial assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded as financial income (expense) in the consolidated statements of operations as appropriate.

c.	Principles of Consolidation:

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$10,712	$—	$—	$10,712
Total	$10,712	$—	$—	$10,712

Marketable securities
US Treasury securities	$34,113	$4	*)	$34,117
Total	$34,113	$4	*)	$34,117

Short-term deposits
Term bank deposits	$30,053	$—	$—	$30,053
Total	$30,053	$—	$—	$30,053
*) Represents an amount lower than $1.

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$4,789	$—	$—	$4,789
Total	$4,789	$—	$—	$4,789

Marketable securities
US Treasury securities	$41,510	$23	$(2)	$41,531
Total	$41,510	$23	$(2)	$41,531

Short-term deposits
Term bank deposits	$10,000	$—	$—	$10,000
Total	$10,000	$—	$—	$10,000

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of December 31, 2020 and 2019.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses ("CECL") model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. During the year ended December 31, 2020 and 2019, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bore interest at rates ranging from 0.10% - 0.16%, per annum, as of December 31, 2020 and a rate of 1.71%, per annum, as of December 31, 2019. Short-term deposits are presented at cost which approximates market value due to their short maturities.

e.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

	%
Computer equipment		33%
Office furniture and equipment	14%	—	15%
Leasehold improvements		Over the shorter of the expected lease term or estimated useful life

f.	Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets and Right-of-Use-Asset:

Goodwill represents the excess of the fair value of purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. No indications of impairment of goodwill were noted during the periods presented.

Acquired intangible assets consist of identifiable intangible assets, including developed technology and trademarks, resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology and trademarks are recorded within cost of revenues and sales and marketing, respectively, in the consolidated statements of operations.

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2020, the Company updated its accounting estimates and recognized an impairment of $3,149 related to the carrying value of certain right-of-use assets as, due to COVID-19, the Company reduced and expects to reduce the use of certain leases as employees work remotely. During the years ended December 31, 2019 and 2018, no impairment losses have been recorded.

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

Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount mostly for a one year period, net of an allowance for doubtful accounts.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $96,535 for the year ended December 31, 2020.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2020, 2019 and 2018, there were no returns from this reseller.

For information regarding disaggregated revenues, please refer to Note 14.

i.	Contract Costs:

The Company pays sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by its employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on its technology, customer contracts and other factors, the Company has determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight-line basis. Amortization expenses related to these costs are mostly included in sales and marketing expenses in the accompanying consolidated statements of operations.

j.	Cost of Revenues:

Cost of revenues consists of the cost of maintenance and services, resulting from costs associated with support, customer success and professional services.

k.	Accounting for Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. The Company recognizes compensation expenses for the value of its equity awards granted based on the straight-line method over the requisite service period of each of the awards. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur.

The non-cash compensation expenses related to employees and consultants for the years ended December 31, 2020, 2019 and 2018 amounted to $68,585, $46,139 and $34,961, respectively.

l.	Business Combinations:

The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, the Company makes estimates and assumptions, especially with respect to intangible assets. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

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

The Company accounts for income taxes in accordance with ASC No. 740, using the asset and liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

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

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to operating expenses that are forecasted to be incurred in currencies other than the U.S. dollar. The majority of the Company’s revenues and operating expenditures are transacted in U.S. dollars. However, certain operating expenditures are incurred in or exposed to other currencies, primarily the NIS.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of		Assets (liabilities) as of
	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$90,452	$3,315	$84,968	$(470)
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets	$33,977	$17	$26,995	$5

For the years ended December 31, 2020 and 2019, the consolidated statements of operations reflect a gain of $257 and $352, respectively, related to the effective portion of foreign currency forward contracts. For the years ended December 31, 2020, the realized gains from these derivatives were $6,052. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows. Effective with our January 1, 2019 adoption of ASU No. 2017-12, ineffectiveness of cash flow hedges is no longer recognized in financial income (expenses), net in the consolidated statement of operations. No material ineffective hedges were recognized for the years ended December 31, 2020 and 2019 in operating expenses in the consolidated statement of operations.

For the years ended December 31, 2020 and 2019, the consolidated statements of operations reflect a loss of $1,144 and a gain of $683, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

p.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and trade receivables.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in Israel, France, Canada, the United Kingdom, Germany, the Netherlands, Ireland, Luxembourg and Australia. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution.

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

VSI and Varonis U.S. Public Sector LLC ("VPS") make available to its employees a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. VSI and VPS match 100% of each participant’s contributions up to a maximum of 3% of the participant’s total pay and 50% of each participant’s contributions on contributions between 3% and 5% of the participant’s total pay. Each participant may contribute up to 80% of total remuneration up to the Internal Revenue Service’s annual contribution limit. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of income.

Varonis Systems Ltd ("VSL") makes available to its employees, pursuant to Israel’s Severance Pay Law, severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of the Israeli subsidiary elected to be included under section 14 of the Severance Pay Law, 1963 (“section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the balance sheet.

The Company’s liability for severance pay for the employees of its French subsidiary is calculated pursuant to French law, according to which French employees are entitled to an indemnity (a statutory redundancy). The law provides for the payment of severance payment to any employee working for the French subsidiary for at least a year.

Varonis (UK) Limited ("VSUK") makes available to certain eligible employees a pension plan whereby participants in the plan may elect to defer a portion of their earnings. VSUK matches 100% of each participant’s contributions up to a maximum of 3% of the participant’s eligible wages.

Varonis Systems (Ireland) Limited makes available to its employees a pension plan matching 100% of each participant’s elected deferred earnings contributions up to a maximum of 3% and 50% of the participant's contributions on contributions between 3% and 5% of the participant’s eligible wages.

Varonis Systems (Netherlands) B.V. makes available to all its employees a pension plan whereby the Company contributes 7.7% of the participant’s eligible wages.

Varonis Systems (Australia) Pty Ltd contributes 9.5% of eligible wages to employee retirement plans.

Total expenses related to retirement and severance pay amounted to $7,169, $6,390 and $6,765 for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of severance payable included in other liabilities as of December 31, 2020 and 2019 is $2,727 and $2,554, respectively.

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
•Level 3: Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock unit and the impact of the conversion spread of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes"), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 3,148,442 and 3,033,718 potentially dilutive shares from the conversion of outstanding stock options and restricted stock units that were not included in the calculation of diluted net loss per share as of December 31, 2020 and 2019, respectively. Additionally, 2,746,418 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net income per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion will have a dilutive impact on diluted net income per share when the average market price of a common stock for a given period exceeds the conversion price of $92.12 per share.

t.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2020 and 2019, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

u.	Basis of Presentation:

Certain amounts in prior years' financial statements have been recast and reclassified to conform to the current year's presentation.

v.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association and other parties thereto ( the "Credit and Security Agreement"), for a three-year secured revolving credit facility of $70,000, with a letter of credit sublimit of $15,000 and an accordion feature under which the Company can increase the credit facility to up to $90,000 (the "Credit Facility"). Borrowings and repayments under the Credit Facility may occur from time to time in the Company’s ordinary course of business through the maturity date, which is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any Convertible Debt Securities (including the 2025 Notes), at which time any amounts outstanding are to be paid in full. The fees incurred in connection with entering into the Credit and Security Agreement were recorded in prepaid expenses and other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income (expenses), net on the consolidated statement of operations. The Credit Facility is secured by a first priority perfected security interest in substantially all tangible and intangible assets (excluding real property and other customary exceptions) of the Company and its domestic subsidiaries and a first priority perfected lien on the capital stock of domestic entities within the Company, and 65% of the voting capital stock of the foreign subsidiaries of the Company. The Credit and Security Agreement contains customary covenants, including a requirement of quarterly minimum recurring revenues and a minimum available liquidity of at least $25,000 at all times, and customary events of default provisions.

The Company may borrow under the Credit and Security Agreement at an interest rate equal to the London Interbank Offered Rate ("LIBOR") (subject to a 1.00% floor), plus an applicable margin equal to 3.00% per annum or the alternate base rate plus an applicable margin equal to 0.5% per annum.

As of December 31, 2020, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

w.	Recently Adopted Accounting Pronouncements:

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The new standard was adopted for interim and annual periods beginning January 1, 2020 using the prospective adoption approach. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments”, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available for sale debt securities be recorded through an allowance for credit losses. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available for sale debt securities with unrealized losses, the standard eliminates the concept of other-than-temporary impairments and requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 also limits the amount of credit losses to be recognized for available for sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard was adopted for interim and annual periods beginning after January 1, 2020. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

x.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2020	2019
Deferred commission	$14,144	$10,044
Prepaid expenses	7,938	7,648
Foreign currency forward contracts derivatives	3,332	—
Government institutions & other receivables	1,586	1,357
Short-term deposits & other	357	317
Prepaid expenses and other current assets	$27,357	$19,366

NOTE 4:- PROPERTY AND EQUIPMENT, NET

	December 31,
	2020	2019
Cost:
Computer equipment	$18,848	$16,546
Office furniture and equipment	5,735	4,910
Leasehold improvements	37,391	31,291
	61,974	52,747
Accumulated depreciation	24,811	16,409
Property and equipment, net	$37,163	$36,338

Depreciation expenses for the years ended December 31, 2020, 2019 and 2018 were $9,903, $6,321 and $4,156, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT-TERM LIABILITIES

	December 31,
	2020	2019
Government authorities and other	$37,268	$24,689
Employees	32,593	23,479
Accrued expenses	13,337	13,766
Foreign exchange forward contract derivatives	—	470
Other short-term liabilities	—	203
Accrued expenses and other short-term liabilities	$83,198	$62,607

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
The Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election it does not recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms less than 12 months. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases. This results in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability being greater than if the policy election was not applied.

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

The Company has liens granted to a financial institution mainly to secure various operating lease agreements in connection with its office space.

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. Its lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of its operating right-of-use assets and operating lease liabilities as of December 31, 2020:

December 31, 2020
Operating right-of-use assets	$47,924

Operating lease liabilities, current	$8,700
Operating lease liabilities long-term	54,540
Total operating lease liabilities	$63,240

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of December 31, 2020, are as follows:

December 31, 2020
2021	$10,694
2022	14,509
2023	7,596
2024	6,726
2025	6,764
Thereafter	25,751

Total undiscounted lease payments	$72,040

Less: Imputed interest	(8,800)

Present value of lease liabilities	$63,240

In the third quarter of 2020, the Company reassessed the lease term of certain office space and related discount rate which resulted in changes to the right-of-use asset and the lease liability. Furthermore, as of December 31, 2020, the Company had additional operating leases that had not yet commenced of $997 and $6,344. These operating leases are expected to commence in the first quarter of 2021 with lease terms through 2024 and 2030, respectively.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2020:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.49

Weighted average discount rate	3.32%

Total rent expenses for the years ended December 31, 2020, 2019 and 2018 were $12,151, $8,912 and $6,570, respectively.

NOTE 7:- CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

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

The net carrying amount of the liability and equity components of the 2025 Notes as of December 31, 2020 was as follows:

As of
December 31, 2020
(in thousands)
Liability component
Principal	$253,000
Unamortized discount	(28,410)
Unamortized issuance costs	(6,130)
Net carrying amount	$218,460

Equity component, net of discount and issuance costs	$30,794

The interest expense recognized related to the 2025 Notes for the year ended December 31, 2020 was as follows:

December 31, 2020

Contractual interest expense	$2,012
Amortization of debt discount	3,369
Amortization of debt issuance costs	727
Total	$6,108

As of December 31, 2020, the total estimated fair value of the 2025 Notes was approximately $481,725. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

Capped Call Transactions

On May 6, 2020, in connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Initial Capped Call Transactions”). In addition, in connection with initial purchasers’ exercise in full of their option to purchase additional 2025 Notes, on May 8, 2020, the Company entered into additional privately negotiated capped call transactions (the “Additional Capped Call Transactions,” and, together with the Initial Capped Call Transactions, the “Capped Call Transactions”) with the initial purchasers or their respective affiliates and other financial institutions. The capped call transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap price initially equal to $141.72 (the "Cap Price") which represents a premium of 100% over the last reported sale price of the Company’s common stock on May 6, 2020, subject to certain adjustments.

The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital. Based on our Common Stock price as of December 31, 2020, the Cap Price under the Capped Call Transactions was exceeded, hence as of December 31, 2020, and as long as our Common Stock price shall be higher than $141.72, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

NOTE 8:- BUSINESS COMBINATIONS

On October 29, 2020, the Company completed the acquisition of all the share capital of Polyrize Security Ltd. ("Polyrize"), a provider of software that maps and analyzes relationships between users and data across a number of cloud applications and services. The deal was for $39,380 and comprised of the total fair value of consideration of $29,620 (the "Purchase Price") and an aggregate conditional retention consideration of $9,760 to be paid to its founders over three years subject to their continued employment with the Company. The Purchase Price consisted of $24,713 in cash, $4,198 for the fair value of 35,642 shares of our common stock issued and $709 in fair value of replacement equity awards attributable to pre-acquisition service. The conditional retention consideration expenses related to the founders will be recorded as compensation expenses in the statement of operations over the period.

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Estimated Useful Life (in years)
Net tangible assets acquired	$375
Intangible assets:
Developed technology & trademarks	6,110	4
Goodwill	23,135
Total purchase price	$29,620

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating Polyrize with our offerings. Acquisition-related costs of $325 are included in general and administrative expenses on our consolidated statements of comprehensive loss.

As part of the acquisition and consideration described above, the Company assumed a certain portion of the vested and unvested options held by Polyrize’ employees and consultants (“Polyrize Options”). The portion of the fair value of the assumed equity awards associated with pre-acquisition service of these employees and consultants represented a component of the total purchase consideration, as discussed above. The remaining fair value of these issued awards, which are subject to the recipients’ continued service with the Company and thus excluded from the Purchase Price, will be recognized ratably as stock-based compensation expense over the required service period.

Pro forma results of operations related to this acquisition have not been prepared as they are immaterial to the Company's consolidated financial statements.

NOTE 9:- GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The changes in the carrying amounts of goodwill for the year ended December 31, 2020 is due to the acquisition of Polyrize. For additional information regarding the acquisition, see Note 8.

The following table reflects goodwill activity for the year ended December 31, 2020:

Amount (In thousands)
Balance at December 31, 2019	$—
Goodwill acquired	23,135
Balance at December 31, 2020	$23,135

All goodwill balances are subject to annual goodwill impairment testing. As of December 31, 2020, the Company performed a qualitative analysis and concluded that no impairment for goodwill, including intangibles, was required.

Intangible Assets

Total cost and amortization of intangible assets comprised of the following:

Intangible assets, net	Estimated Useful Life (in years)	December 31, 2020
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		264
Total intangible assets, net		$5,846

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $264 for the year ended December 31, 2020.

The following table summarizes estimated future amortization expense of our intangible assets as of December 31, 2020 (in thousands):

Years ending December 31,	Amount (In thousands)
2021	$1,533
2022	1,525
2023	1,525
2024	1,263
Total future amortization expense	$5,846

NOTE 10:- FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2020 and 2019 by level within the fair value hierarchy (in thousands):

	As of December 31, 2020				As of December 31, 2019
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	$10,712	$—	$—	$10,712	$4,789	$—	$—	$4,789
Marketable securities:
US Treasury securities	34,117	—	—	34,117	41,531	—	—	41,531
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	3,332	—	3,332	—	5	—	5
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	—	—	—	—	(470)	—	(470)
Total financial assets (liabilities)	$44,829	$3,332	$—	$48,161	$46,320	$(465)	$—	$45,855

See Note 7 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's convertible senior notes as of December 31, 2020.

NOTE  11:- STOCKHOLDERS’ EQUITY

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2020	2019	2020	2019
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	31,818,954	30,583,311

b.	Common stock rights:

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

On February 8, 2021, the Company announced a three-for-one split of its common stock to stockholders of record as of the close of business on March 12, 2021. Trading of the Company’s common stock will begin on a split-adjusted basis on March 15, 2021. Common stock and per share data in this Annual Report on Form 10-K have not been adjusted for the impact of the split.

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 1,904,633 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and has been, and will be, increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Since January 1, 2016, the share reserve under the 2013 Plan has been automatically increased by an aggregate of 6,796,150 shares. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

On October 22, 2020, and as part of the acquisition, the Company’s board of directors approved the assumption of a certain portion of Polyrize Options pursuant to the terms and conditions of Polyrize 2019 Share Incentive (“Polyrize Plan”) as part of the acquisition. The number of shares of Common Stock of the Company issuable pursuant to such assumed options is 13,427.

A summary of employees’ stock options activities during the year ended December 31, 2020 is as follows:

	Year ended
	December 31, 2020
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	454,348	$20.628	$25,935	4.343
Granted	10,933	$17.045
Exercised	(123,751)	$20.503
Forfeited	(609)	$11.618
Options outstanding at the end of the period	340,921	$20.586	$48,760	3.604
Options exercisable at the end of the period	331,759	$20.684	$47,417	3.452

There were no options granted in 2020 pursuant to our 2005 Stock Plan and 2013 Plan. Under the Polyrize Plan, 10,933 options were granted in 2020.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $9,922, $12,453 and $40,610, respectively. As of December 31, 2020 and 2019, there was $810 and $9, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a period of approximately 2.721 and 0.132 years, respectively.

    The options outstanding as of December 31, 2020 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2020	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2020	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$6.230	—	8.800	10,356	1.104	$8.289	10,356	1.104	$8.289
$12.470	—	17.045	100,758	3.769	$14.639	91,596	3.235	$14.346
$19.510	—	24.230	173,685	3.534	$21.440	173,685	3.534	$21.440
	$29.880		46,548	4.142	$29.880	46,548	4.142	$29.880
	$39.860		9,574	3.222	$39.860	9,574	3.222	$39.860
			340,921	3.604	$20.586	331,759	3.452	$20.684

d.	Options issued to consultants:

    The Company’s outstanding options granted to consultants for services as of December 31, 2020 were as follows:

Issuance date	Options for shares of common stock	Exercise price per share	Options exercisable	Exercisable through
	(number)		(number)
August 2013	2,500	$21.140	2,500	August 2023
March 2014	1,650	$39.860	1,650	March 2024
May 2014	2,000	$22.010	2,000	May 2024
November 2014	3,445	$21.660	3,445	November 2024
February 2016	1,000	$16.870	1,000	February 2026
October 2019	393	$17.045	393	October 2029
May 2020	212	$17.045	212	May 2030
	11,200		11,200

There were no options granted in 2020 pursuant to our 2005 Stock Plan and 2013 Plan. In 2020, 2,494 options were assumed under the Polyrize Plan, of which 605 options remained outstanding as of December 31, 2020.

e.	Restricted stock units:

The following provides a summary of the restricted stock unit activity for the Company for the year ended December 31, 2020:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2020	2,559,083	$49.58
Granted	1,395,697	$87.03
Vested	(950,323)	$44.63
Forfeited	(208,136)	$62.40
Unvested as of December 31, 2020	2,796,321	$69.01

As of December 31, 2020, there was $141,408 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units which is expected to be recognized over a period of 2.120 years.

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016 and has been, and will be, increased each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 400,000 shares of common stock. Since January 1, 2016, the share reserve under the ESPP has been automatically increased by an aggregate of 846,618 shares. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2020	2019	2018
Cost of revenues	$5,013	$2,561	$1,757
Research and development	21,979	13,188	9,645
Sales and marketing	25,578	14,782	16,081
General and administrative	16,015	15,608	7,478
Total	$68,585	$46,139	$34,961

NOTE 12:- INCOME TAXES

a.	Tax Reform:

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The TCJA makes broad and complex changes to the Code that impact the Company's provision for income taxes. The changes include, but are not limited to:

•Decreasing the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (“Rate Reduction”);

•The Deemed Repatriation Transition Tax; and

•Taxation of GILTI earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.

Deemed Repatriation Transition Tax

The Deemed Repatriation Transition Tax is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries in November 2, 2017 or December 31, 2017. Because the Company has a

net cumulative deficit on the E&P of its foreign subsidiaries in both applicable dates in 2017, it should not be subject to the Deemed Repatriation Transition Tax.

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

For 2020, the Company is not subject to tax on account of GILTI as it has net CFC tested loss on an aggregated basis.

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

As of December 31, 2018, the Company's analysis for the Transition Tax has been filed with its December 31, 2017 tax return, and the Company considered its accounting for this area of the TCJA to be complete as of such date and did not make any measurement-period adjustments related to it. In addition, the Company recognizes its accounting for changes in the US federal rate and deferred tax impact for the rate change to be complete. The Company also accounted for the tax impact related to other areas of the TCJA and believe its analysis to be completed. The Company recognizes that the IRS is continuing to publish and finalize ongoing guidance which may modify accounting interpretation for the TCJA, the Company would look to account for these impacts in the period of such change is enacted.

b.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2020, the Company had federal net operating loss ("NOL") carry-forwards of approximately $207,768, of which approximately $22,907 expire starting in 2032 and the remainder do not expire and can only be used to offset 80% of taxable income. As of December 31, 2020, the Company had NOL carry-forwards for state and foreign income tax purposes of approximately $146,121 and $1,321, respectively. State NOL carry-forwards of $129,143 expire starting 2027 and the remainder do not expire. Foreign NOL carry-forwards do not expire. In addition, as of December 31, 2020, the Company had federal research credit, retention credit, foreign tax credit and Ireland Employment credit carryforwards of approximately $1,412, $24, $190 and $16, respectively. If not utilized, the federal tax carryforwards will begin to expire in 2033, 2032 and 2026, respectively. Ireland has no expiration on the employment credit.

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

c.	Loss before taxes on income is comprised as follows:

	Year ended
	December 31,
	2020	2019	2018
Domestic	$(80,086)	$(82,007)	$(25,557)
Foreign	(5,812)	5,631	(2,608)
	$(85,898)	$(76,376)	$(28,165)

d.	Taxes on income (loss) are comprised as follows:

	Year ended
	December 31,
	2020	2019	2018
Current:
Domestic:
Federal	$90	$665	$—
State	128	13	169
Foreign	8,854	1,619	1,498
Total current income tax	$9,072	$2,297	$1,667

Deferred:
Federal	$8	$—	$—
State	1	—	—
Foreign	(969)	91	(1,254)
Total deferred income tax	$(960)	$91	$(1,254)
Income tax expense	$8,112	$2,388	$413

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. NOL carry-forwards and other temporary differences.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, the Company’s management concluded that a valuation allowance is required for US, state and Israel deferred tax assets; however, for foreign jurisdictions, a net deferred tax asset of $1,131 is recorded as of December 31, 2020. Future changes in these factors, including the Company’s anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase or decrease to the valuation allowance and a corresponding charge to income tax expense. The Company reevaluates the judgements surrounding its estimates and makes adjustments as appropriate each reporting period.

Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Carry forward losses and credits	$53,221	$36,092
Deferred revenues	13,054	13,953
Accrued payroll, commissions, vacation	3,808	2,666
Equity compensation	10,348	6,220
Allowance for doubtful accounts	1,287	978
Accrued severance pay	312	340
Operating lease liability	11,302	12,244
Other	963	532
Deferred tax assets before valuation allowance	94,295	73,025
Valuation allowance	(77,542)	(62,379)
Deferred tax assets	$16,753	$10,646

Deferred tax liability:
Accrued compensation and other accrued expense	$(48)	$(187)
Operating lease right-of-use asset	(8,780)	(10,291)
Convertible senior notes, net	(6,797)	—
Deferred tax liability	$(15,625)	$(10,478)
Net deferred tax asset	$1,128	$168

The change in the valuation allowance was approximately an increase of $14,943 and $22,818 during 2020 and 2019, respectively.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of operations is as follows:

	Year ended December 31,
	2020	2019	2018
Loss before taxes, as reported in the consolidated statements of operations	$(85,898)	$(76,376)	$(28,165)
Statutory tax rate	21%	21%	21%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(18,039)	$(16,039)	$(5,915)
Income tax at rate other than the U.S. statutory tax rate	4,845	(2,508)	692
Tax advances and non-deductible expenses including equity based compensation expenses	934	(115)	(7,623)
Operating losses and other temporary differences for which valuation allowance was provided	22,189	22,818	15,826
State tax	(2,872)	(3,436)	(1,221)
Impact of rate change	—	401	—
Change in tax reserve for uncertain tax positions	1,489	1,247	(1,728)
Other individually immaterial income tax items	(434)	20	382
Actual tax expense	$8,112	$2,388	$413

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2020 and 2019 are as follows:

Gross unrecognized tax benefits as of January 1, 2019	$1,954
Increase in tax position for current year	1,545
Increase in tax position for prior years	387
Decrease for lapse of statute of limitations/settlements	(685)
Gross unrecognized tax benefits as of December 31, 2019	$3,201
Increase in tax position for current year	1,787
Increase in tax position for prior years	979
Decrease in tax position for prior years	(171)
Decrease for lapse of statute of limitations/settlements	(1,106)
Gross unrecognized tax benefits as of December 31, 2020	$4,690

There was $4,690 of unrecognized income tax benefits that, if recognized, approximately $4,407 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $538 as of December 31, 2020.

h.	Foreign taxation:

1. Israeli tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

VSL has benefited from a status of a "Beneficiary Enterprise" under the Investment Law. The benefits available to a Beneficiary Enterprise relate only to taxable income attributable to the specific investment program and are conditioned upon meeting the terms stipulated in the Investment Law, the related regulations and the applicable certificate of approval (for a Beneficiary Enterprise). If VSL does not fulfill these conditions, in whole or in part, the benefits will most likely be cancelled, and VSL may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest.

If cash dividends are distributed out of tax exempt profits in a manner other than upon complete liquidation, VSL will then become liable for tax at the rate of 10%-25% (depending on the level of foreign investments in VSL) in respect of the amount distributed.

2. Undistributed earnings of foreign subsidiaries:

In general, it is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. Undistributed earnings, if any, of foreign subsidiaries are immaterial for all periods presented. Because the Company’s non-U.S. subsidiary earnings have previously been included in the computation of the one-time Transition Tax on foreign earnings required by the TCJA and throughout the years have been included in the GILTI computations, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding taxes and/or U.S. state income taxes.

i.	Tax assessments:

The Company was audited by the Internal Revenue Service for tax year 2016. As of December 31, 2020, the Company's federal returns for the years ended 2010 through the current period and most state returns for the years ended 2009 through the current period are still open to examination due to the Company's net carry-over unused operating losses and tax credit attributable to those years.

During 2019, the Israeli Tax Authority initiated a withholding tax audit on VSL for the years 2015-2017. During 2020, the Israeli Tax Authority initiated an income tax audit on VSL for the tax years 2016-2018. The Company believes it has valid arguments to support its positions and intends to defend against any tax assessment. The Company has recorded a provision with respect to its uncertain tax positions in accordance with ASC 740.

The Company has final income tax assessments for VSL in Israel through 2015, VSUK in UK through 2016 and Varonis France SAS in France through 2018.

All other foreign subsidiaries do not have final tax assessments since their respective inceptions.

NOTE 13:- FINANCIAL INCOME (EXPENSES), NET

	Year ended
	December 31,
	2020	2019	2018
Financial income:
Interest on bank deposits & other	$674	$2,041	$1,741
	674	2,041	1,741

Financial expenses:
Amortization of issuance costs	4,096	—	—
Interest expenses, principally from convertible note	2,017	—	—
Foreign currency transaction losses, net	1,726	2,225	574
Bank and other charges	318	205	197
	(8,157)	(2,430)	(771)
Financial income (expense), net	$(7,483)	$(389)	$970

NOTE 14:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER AND PRODUCT DATA

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

	Year ended
	December 31,
	2020	2019	2018
Revenues based on customer’s location:
North America	$207,488	$174,607	$167,361
EMEA (*)	77,093	70,208	93,816
Rest of the World	8,108	9,375	9,111
Total revenues	$292,689	$254,190	$270,288

(*) Sales to customers in France accounted for $30,937 and $31,532 of the Company’s revenues for the years ended December 31, 2020 and 2018, respectively. Sales to customers in France did not exceed 10% of total revenues for the year ended December 31, 2019.

During the years ended December 31, 2020, 2019 and 2018, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas:

	December 31,
	2020	2019
Long-lived assets by geographic region:
Israel	$42,471	$45,382
United States	30,938	42,590
Ireland	9,684	597
Other	1,994	2,826
	$85,087	$91,395

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global and an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

VARONIS SYSTEMS, INC.

February 9, 2021	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

February 9, 2021	By:	/s/ Guy Melamed
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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 9, 2021
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 9, 2021
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Comolli	Director	February 9, 2021
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 9, 2021
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 9, 2021
Gili Iohan

/s/ Ohad Korkus	Director	February 9, 2021
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 9, 2021
Thomas F. Mendoza

/s/ Ofer Segev	Director	February 9, 2021
Ofer Segev

/s/ Rona Segev-Gal	Director	February 9, 2021
Rona Segev-Gal

/s/ Fred Van Den Bosch	Director	February 9, 2021
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.2(3)
Indenture, dated as of May 11, 2020, by and between Varonis Systems, Inc. and U.S. Bank National Association, as Trustee (including Form of Note, representing Varonis Systems, Inc.’s 1.25% Convertible Senior Notes due 2025)

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.6(9)†	2015 Employee Stock Purchase Plan

10.7(10)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.8(11)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Yakov Faitelson

10.9(12)†
Amended and Restated Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan, dated June 25, 2019, between Yakov Faitelson and the Company

10.10(13)†	Employment Agreement, dated as of February 7, 2017, by and between the Company and Guy Melamed

10.11(14)†	Amendment to Employment Agreement, dated as of February 8, 2018, by and between the Company and Guy Melamed

10.12(15)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Guy Melamed

10.13(16)†	Employment Agreement, dated as of February 10, 2014, by and between the Company and James O’Boyle

10.14(17)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.15(18)†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.16(19)†	Employment Agreement, dated as of February 7, 2019, by and between the Company and Gilad Raz

10.19(20)	Form of Confirmation for Capped Call Transactions

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________

†	Indicates management contract or compensatory plan or arrangement.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s First Quarter 2014 Form 10-Q and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-k filed with the SEC on May 11, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(9)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(10)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(15)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(16)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(17)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(18)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019 (the “Company’s 2018 Form 10-K”) and incorporated herein by reference.
(19)	Filed as Exhibit 10.14 to the Company’s 2018 Form 10-K and incorporated herein by reference.
(20)	Filed as Exhibit 10.1 to the company’s Current Report on Form 8-k filed with the SEC on May 11, 2020 and incorporated herein by reference.