Form 10-Q
period 2021-03-31
VARONIS SYSTEMS INC
filed 2021-05-04
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of April 30, 2021, there were 106,152,171 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$753,606	$234,092
Marketable securities	28,080	34,117
Short-term deposits	42,284	30,053
Trade receivables (net of allowances of $1,527 and $1,250 at March 31, 2021 and December 31, 2020, respectively)	51,302	94,229
Prepaid expenses and other current assets	24,564	27,357
Total current assets	899,836	419,848

Long-term assets:
Operating lease right-of-use asset	54,000	47,924
Property and equipment, net	35,930	37,163
Intangible assets, net	5,462	5,846
Goodwill	23,135	23,135
Other assets	19,444	21,566
Total long-term assets	137,971	135,634
Total assets	$1,037,807	$555,482

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$637	$850
Accrued expenses and other short-term liabilities	87,026	83,198
Deferred revenues	91,596	98,588
Total current liabilities	179,259	182,636

Long-term liabilities:
Convertible senior notes, net	220,149	218,460
Operating lease liability	54,383	54,540
Deferred revenues	2,152	2,778
Other liabilities	3,274	2,997
Total long-term liabilities	279,958	278,775

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2021 and December 31, 2020; Issued and outstanding: 106,147,395 shares at March 31, 2021 and 95,456,862 shares at December 31, 2020	106	95
Accumulated other comprehensive income	4,191	9,371
Additional paid-in capital	920,691	395,347

Accumulated deficit	(346,398)	(310,742)
Total stockholders’ equity	578,590	94,071
Total liabilities and stockholders’ equity	$1,037,807	$555,482
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Subscriptions	$44,828	$20,365
Maintenance and services	29,671	33,423
Perpetual licenses	286	388
Total revenues	74,785	54,176

Cost of revenues	13,482	10,180

Gross profit	61,303	43,996

Operating costs and expenses:
Research and development	30,062	22,688
Sales and marketing	51,493	42,580
General and administrative	13,823	11,398
Total operating expenses	95,378	76,666

Operating loss	(34,075)	(32,670)
Financial income (expenses), net	(1,022)	1,453

Loss before income taxes	(35,097)	(31,217)
Income taxes	(559)	(213)

Net loss	$(35,656)	$(31,430)

Net loss per share of common stock, basic and diluted	$(0.36)	$(0.34)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	100,246,972	92,679,000

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(35,656)	$(31,430)

Other comprehensive income (loss):
Unrealized income on marketable securities, net of tax	4	183
Income on marketable securities reclassified into earnings, net of tax	1	12
	5	195

Unrealized income (loss) on derivative instruments, net of tax	(3,149)	602
Income on derivative instruments reclassified into earnings, net of tax	(2,036)	(57)
	(5,185)	545
Total other comprehensive income (loss)	(5,180)	740

Comprehensive loss	$(40,836)	$(30,690)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2019	91,749,933	92	$310,621	$(449)	$(216,732)	$93,532
Stock-based compensation expense	—	—	12,883	—	—	12,883
Common stock issued under employee stock plans, net	2,648,877	2	4,314	—	—	4,316
Unrealized income on derivative instruments	—	—	—	545	—	545
Unrealized income on available for sale securities	—	—	—	195	—	195
Net loss	—	—	—	—	(31,430)	(31,430)
Balance as of March 31, 2020	94,398,810	94	327,818	291	(248,162)	80,041

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2020	95,456,862	$95	$395,347	$9,371	$(310,742)	$94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026			500,034
Stock-based compensation expense	—	—	21,379	—	—	21,379
Common stock issued under employee stock plans, net	2,728,995	3	3,939	—	—	3,942
Unrealized loss on derivative instruments	—	—	—	(5,185)	—	(5,185)
Unrealized income on available for sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(35,656)	(35,656)
Balance as of March 31, 2021	106,147,395	106	920,691	4,191	(346,398)	578,590

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,656)	$(31,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,349	2,098
Stock-based compensation	21,379	12,883
Amortization of deferred commissions	4,157	3,249
Noncash operating lease costs	2,242	1,960
Amortization of debt discount and issuance costs	1,689	—

Changes in assets and liabilities:
Trade receivables	42,927	36,785
Prepaid expenses and other current assets	(1,673)	342
Deferred commissions	(3,873)	(2,236)
Other long-term assets	900	(82)
Trade payables	(213)	(174)
Accrued expenses and other short-term liabilities	(5,029)	(6,922)
Deferred revenues	(7,618)	(12,603)
Other long-term liabilities	(1,198)	4
Net cash provided by operating activities	20,383	3,874

Cash flows from investing activities:
Increase in short-term deposits	(12,225)	(4,805)
Decrease in marketable securities	6,036	7,794
Decrease in long-term deposits	2,460	34
Purchases of property and equipment	(1,116)	(2,609)
Net cash provided by (used in) investing activities	(4,845)	414

Cash flows from financing activities:
Proceeds from follow-on offering, net	500,034	—
Proceeds from employee stock plans, net	3,942	4,316
Net cash provided by financing activities	503,976	4,316
Increase in cash and cash equivalents	519,514	8,604
Cash and cash equivalents at beginning of period	234,092	68,929
Cash and cash equivalents at end of period	$753,606	$77,533

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,822	$502
Net lease liabilities arising from obtaining right-of-use assets	$7,785	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has eleven wholly-owned subsidiaries.

The Company’s software products and services allow enterprises to manage, analyze, alert and secure enterprise data. Varonis focuses on protecting enterprise data: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), DataPrivilege, Data Classification Engine (including Policy Pack and Data Classification Labels), Data Transport Engine and DatAnswers, the Varonis Data Security Platform detects cyberthreats from both internal and external actors by analyzing data, account activity and user behavior; prevents and limits disaster by locking down sensitive and stale data; and efficiently sustains a secure state with automation. Varonis products address additional important use cases including data protection, data governance, zero trust, cybercrime, compliance, data privacy, classification and threat detection and response.

b.	Basis of Presentation:

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain amounts in prior periods' financial statements have been recast and reclassified to conform to the current year's presentation. On February 8, 2021, the Company announced a three-for-one split of its common stock to stockholders of record as of the close of business on March 12, 2021. Trading of the Company’s common stock, par value $0.001 per share (the “common stock”), began on a split-adjusted basis on March 15, 2021. All common stock and per share data have been retroactively adjusted for the impact of the split.

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2020 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020 filed with the SEC on February 9, 2021 (the “2020 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2020 included in the 2020 Form 10-K, unless otherwise stated.

c.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are comprised of time-based licenses whereby customers use the Company's software with related maintenance (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Subscriptions are sold on premises and are recognized from sales of subscription licenses to new and existing customers. When products are purchased as a subscription, the associated maintenance is included as part of the subscription revenues. Perpetual licenses have the same functionality as subscriptions. Maintenance and services primarily consist of fees for maintenance services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services which focus on both operationalizing the software and training the Company’s customers to fully leverage the use of its products although the user can benefit from the software without the Company's assistance. The Company sells its products worldwide directly to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Trade receivables are primarily comprised receivables that are recorded at the invoice amount mostly for a one year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $36,750 for the three months ended March 31, 2021.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2020 and for the three months ended March 31, 2021, there were no returns from this reseller.

For information regarding disaggregated revenues, refer to Note 7.

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

f.	Derivative Instruments:

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. In addition, the Company enters into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of March 31, 2021 (unaudited)		Assets as of December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$72,612	$(381)	$90,452	$3,315
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$26,765	$(72)	$33,977	$17

For the three months ended March 31, 2021 and 2020, the unaudited consolidated statements of operations reflect a gain of $547 and $57, respectively, related to the effective portion of the cash flow hedges. For the three months ended March 31, 2021, the realized gains from these derivatives was $1,489. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows. No material ineffective hedges were recognized for the three months ended March 31, 2021 and 2020 in operating expenses in the consolidated statement of operations.

For the three months ended March 31, 2021 and 2020, the unaudited consolidated statements of operations reflect a gain of $771 and $828, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

g.	Cash, Cash Equivalents, Marketable Securities and Short-Term Investments:

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

	As of March 31, 2021
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$16,772	$—	$—	$16,772
Total	$16,772	$—	$—	$16,772

Marketable securities
US Treasury securities	$28,072	$8	$—	$28,080
Total	$28,072	$8	$—	$28,080

Short-term deposits
Term bank deposits	$42,284	$—	$—	$42,284
Total	$42,284	$—	$—	$42,284

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$10,712	$—	$—	$10,712
Total	$10,712	$—	$—	$10,712

Marketable securities
US Treasury securities	$34,113	$4	*)	$34,117
Total	$34,113	$4	*)	$34,117

Short-term deposits
Term bank deposits	$30,053	$—	$—	$30,053
Total	$30,053	$—	$—	$30,053

*) Represents an amount lower than $1

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of March 31, 2021 and December 31, 2020.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. As of March 31, 2021, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

h.	Business Combinations:

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

i.	Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets and Right-of-Use-Asset:

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2021, no impairment losses have been recorded.

j.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association (the “Credit and Security Agreement”), for a three-year secured revolving credit facility of $70,000, with a letter of credit sublimit of $15,000 and an accordion feature under which the Company can increase the credit facility to up to $90,000 (the “Credit Facility”). Borrowings and repayments may occur through the maturity date, which is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any convertible debt securities, at which time any amounts outstanding are to be paid in full. The fees incurred in connection with entering into the Credit and Security Agreement were recorded in prepaid expenses and other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income (expenses), net on the consolidated statement of operations. The Credit Facility is secured and the Credit and Security Agreement contains customary covenants and customary events of default provisions.

As of March 31, 2021, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

k.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock unit and the impact of the conversion spread of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes")), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,913,594 and 9,487,929 potentially dilutive shares from the conversion of outstanding stock options and restricted stock units that were not included in the calculation of diluted net loss per share as of March 31, 2021 and 2020, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net income per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion will have a dilutive impact on diluted net income per share when the average market price of a common stock for a given period exceeds the conversion price of $30.71 per share.

l.	COVID-19:

In March 2020, the World Health Organization (”WHO”) declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. The pandemic, which has continued to spread, has adversely affected workforces, economies, and financial markets globally and is expected to continue to disrupt general business operations until the disease is contained. The COVID-19 pandemic and the measures taken by many governments around the world in response could in the future meaningfully impact our business, results of operations and financial condition. The Company is currently unable to predict the duration of that impact but has updated its accounting estimates of the carrying value of certain assets and liabilities relating to its leases and will continue to monitor these estimates as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

m.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and will adopt on January 1, 2022.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2021.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands):

	As of March 31, 2021
	(unaudited)				As of December 31, 2020
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	16,772	—	—	16,772	10,712	—	—	10,712
Marketable securities:
US Treasury securities	28,080	—	—	28,080	34,117	—	—	34,117

Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	—	—	—	—	3,332	—	3,332
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(453)	—	(453)	—	—	—	—
Total financial assets (liabilities)	$44,852	$(453)	$—	$44,399	$44,829	$3,332	$—	$48,161

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of March 31, 2021.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities as of March 31, 2021 (in thousands):

March 31, 2021
(unaudited)
Operating right-of-use assets	$54,000

Operating lease liabilities, current	$13,223
Operating lease liabilities long-term	54,383
Total operating lease liabilities	$67,606

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

Minimum lease payments for our right-of-use assets over the remaining lease periods as of March 31, 2021, are as follows (in thousands):

March 31, 2021
(unaudited)
2021	$8,315
2022	15,839
2023	8,587
2024	7,241
2025	7,278
Thereafter	28,561

Total undiscounted lease payments	$75,821

Less: Imputed interest	(8,215)

Present value of lease liabilities	$67,606

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2021:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.40

Weighted average discount rate	3.01%

Total operating lease cost for the three months ended March 31, 2021 and 2020 was $1,440 and $2,012, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

On October 29, 2020, the Company completed the acquisition of the share capital of Polyrize Security Ltd. ("Polyrize"), a provider of software that maps and analyzes relationships between users and data across a number of cloud applications and services.

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

The following table reflects goodwill activity for the three months ended March 31, 2021 (in thousands):

Amount (unaudited)
Balance at December 31, 2020	$23,135
Goodwill acquired	—
Balance at March 31, 2021	$23,135

All goodwill balances are subject to annual goodwill impairment testing. As of March 31, 2021, there were no impairments for goodwill.

Intangible Assets

Total cost and amortization of intangible assets comprised of the following (in thousands):

	Estimated Useful Life	March 31, 2021
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		648
Total intangible assets, net		$5,462

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $384 for the three months ended March 31, 2021.

The following table summarizes estimated future amortization expense of our intangible assets as of March 31, 2021 (in thousands):

Years ending December 31,	Amount (unaudited)
2021	$1,149
2022	1,525
2023	1,525
2024	1,263
Total future amortization expense	$5,462

NOTE 5:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

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

The initial conversion rate for the 2025 Notes is 32.5668 shares of the Company’s common stock for each $1,000 principal amount of the 2025 Notes which is equivalent to an initial conversion price of approximately $30.71 per share. The conversion rate is subject to adjustment in specified events. The 2025 Notes are convertible into shares of the Company’s common stock, at the option of a holder, prior to the close of business on the business day immediately preceding February 15, 2025, only under the following circumstances:

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

In addition, regardless of the foregoing circumstances, on or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes at any time. During the three months ended March 31, 2021, the conversion feature of the 2025 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from April 1, 2021 through June 30, 2021. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. The Company has not received any conversion notices through the issuance date of our consolidated financial statements. Since the Company may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, it has continued to classify the 2025 Notes as long-term debt on its consolidated balance sheet as of March 31, 2021. Upon conversion, the 2025 Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock in the manner and subject to the terms and conditions provided in the Indenture.

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

The Company accounted for the 2025 Notes in accordance with ASC 470-20 "Debt with Conversion and Other Options" and separated the 2025 Notes into liability and equity components. The carrying amounts of the liability components of the 2025 Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the terms of the 2025 Notes using the effective interest rate method. The carrying amount of the equity components representing the conversion option was approximately $31,779 for the 2025 Notes and is recorded in additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

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

The net carrying amount of the liability and equity components of the 2025 Notes as of March 31, 2021 was as follows (in thousands):

As of
March 31, 2021
(unaudited)
Liability component
Principal	$253,000
Unamortized discount	(27,021)
Unamortized issuance costs	(5,830)
Net carrying amount	$220,149

Equity component, net of discount and issuance costs	$30,794

The interest expense recognized related to the 2025 Notes for the three months ended March 31, 2021 was as follows (in thousands):

Three Months Ended March 31, 2021
(unaudited)
Contractual interest expense	$790
Amortization of debt discount	1,389
Amortization of debt issuance costs	300
Total	$2,479

As of March 31, 2021, the total estimated fair value of the 2025 Notes was approximately $452,286. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

Capped Call Transactions

On May 6, 2020, in connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Initial Capped Call Transactions”). In addition, in connection with initial purchasers’ exercise in full of their option to purchase additional 2025 Notes, on May 8, 2020, the Company entered into additional privately negotiated capped call transactions (the “Additional Capped Call Transactions,” and, together with the Initial Capped Call Transactions, the “Capped Call Transactions”) with the initial purchasers or their respective affiliates and other financial institutions. The capped call transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $47.24 (the "Cap Price") which represents a premium of 100% over the last reported sale price of the Company’s common stock on May 6, 2020, subject to certain adjustments.

The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the option counterparties, and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital. Based on our common stock price as of March 31, 2021, the Cap Price under the Capped Call Transactions was exceeded, hence as of March 31, 2021, and as long as our Common Stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

NOTE 6:    STOCKHOLDERS’ EQUITY

a. On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”). As of December 31, 2013, the Company had reserved 14,139,957 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. The options generally vest over four years. No awards were granted under the 2005 Stock Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Stock Plan.

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 5,713,899 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and has been, and will be, increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Since January 1, 2016, the share reserve under the 2013 Plan has been automatically increased by an aggregate of 20,388,450 shares. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

On October 22, 2020, and as part of the acquisition, the Company’s board of directors approved the assumption of a certain portion of Polyrize Options pursuant to the terms and conditions of the Polyrize 2019 Share Incentive (“Polyrize Plan”) as part of the acquisition.

On February 16, 2021, the Company completed a registered public offering of 7,961,538 shares of the Company's common stock, which includes 1,038,459 additional optional shares, at a price of $65.00 per share, before underwriting discounts and commissions. The common stock offering generated net proceeds to the Company of approximately $500,034, after deducting $17,466 in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering.

A summary of employees’ stock options activities during the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31, 2021 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2021	1,022,763	$6.862	$47,417	3.452
Granted	—	$—
Exercised	(65,004)	$4.941
Forfeited and expired	(3,000)	$2.077

Options outstanding as of March 31, 2021	954,759	$7.008	$42,327	3.453

Options exercisable as of March 31, 2021	929,880	$7.043	$41,191	3.308

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the three months ended March 31, 2021 was $4,064. As of March 31, 2021, there was $732 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Stock Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 2.488 years.

b. The options outstanding as of March 31, 2021 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of March 31, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of March 31, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
	$2.933		22,068	0.912	$2.933	22,068	0.912	$2.933
$4.157	—	5.682	261,174	3.801	$4.977	236,295	3.268	$4.889
$6.503	—	8.077	504,651	3.287	$7.147	504,651	3.287	$7.147
	$9.960		139,644	3.896	$9.960	139,644	3.896	$9.960
	$13.287		27,222	2.975	$13.287	27,222	2.975	$13.287

			954,759	3.453	$7.008	929,880	3.308	$7.043

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of March 31, 2021 (unaudited) were as follows:

	Number of options outstanding and exercisable as of March 31, 2021	Exercise price per share	Exercisable through
August 2013	7,500	$7.047	August 2023
March 2014	4,950	$13.287	March 2024
May 2014	6,000	$7.337	May 2024
November 2014	10,335	$7.220	November 2024
February 2016	3,000	$5.623	February 2026

	31,785

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2021 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2021	8,388,963	$23.00
Granted	2,201,865	$67.56
Vested	(2,552,277)	$19.77
Forfeited	(111,501)	$24.83
Unvested balance – March 31, 2021	7,927,050	$36.39

e. As of March 31, 2021, there was $262,544 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.528 years.

f.	2015 Employee Stock Purchase Plan:

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 1,500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016 and has been, and will be, increased each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 1,200,000 shares of common stock. Since January 1, 2016, the share reserve under the ESPP has been automatically increased by an aggregate of 2,539,854 shares. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Cost of revenues	$1,589	$785
Research and development	7,158	4,081
Sales and marketing	7,742	4,729
General and administrative	4,890	3,288

Total	$21,379	$12,883

NOTE 7:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see Note 1 above for a brief description of the Company’s business). The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Revenues based on customer’s location:
North America	$52,806	$37,874
EMEA (*)	20,234	14,611
Rest of World	1,745	1,691

Total revenues	$74,785	$54,176

(*)       Sales to customers in France accounted for $7,691 and $5,520 of the Company’s revenues for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, respectively, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Long-lived assets by geographic region:
Israel	$41,116	$42,471
United States	30,481	30,938
Ireland	15,243	9,684
Other	3,090	1,994

	$89,930	$85,087

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2020. On February 8, 2021, we announced a three-for-one split of our common stock to stockholders of record as of the close of business on March 12, 2021. Trading of our common stock began on a split-adjusted basis on March 15, 2021. All common stock and per share data have been retroactively adjusted for the impact of the split.

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

COVID-19 and the Digital Transformation

In December 2019, COVID-19 was first reported in China; in January 2020, the WHO declared it a Public Health Emergency of International Concern; and in March 2020, the WHO declared it a pandemic. Although some countries have demonstrated marked improvements in the development and distribution of vaccinations, which in turn appear to have slowed the spread of COVID-19, the duration and severity of the pandemic nonetheless remain uncertain and difficult to predict. The COVID-19 pandemic and the measures taken by many governments around the world in response could in the future meaningfully impact our business, results of operations, financial condition and stock price.
Regardless, we believe that COVID-19 accelerated the global digital transformation. As the digital transformation gains traction across almost all industries around the globe, it changes the ways we live and work, and impacts how data is stored, managed and accessed. This transformation has fueled, and we expect will continue to fuel, the secular trends that drive demand for our products, including the shift to the cloud; cybercrime; and compliance with data-driven regulations. These trends impact the way organizations operate which have increased our long-term opportunity to help our customers protect their data, detect threats and achieve regulatory compliance.

Companies around the world are focused on the elevated risks associated with having a highly distributed workforce collaborating on multiple platforms like Office 365 and Microsoft Teams and we believe, even after the virus is contained, this trend will continue in the long-term and that we are well positioned to capitalize on the opportunity ahead. As companies understand that a data-centric approach to security is critical and that the aforementioned elevated risks are here for the long-term, we have seen significant customer engagement and inbound interest, and in the first quarter of 2021, we continued to see some of this interest convert into new business or the expansion of existing business.

We currently offer more than 25 licenses across our six product families, and since commencing our transition to a subscription model in the beginning of 2019, we have seen a significant increase in the number of licenses purchased by new customers, and in the engagement of our existing customers who are adopting more licenses. As of March 31, 2021, 66% of our customers with 500 employees or more had purchased four or more licenses, compared to 55% a year ago, and 32% purchased six or more licenses, compared to 21% a year ago. We believe the increase in these metrics underscores the logic behind our transition to a subscription model and confirms how we are unleashing the potential of our platform. This is also reflected in annual recurring revenues ("ARR"), which as of March 31, 2021 grew 39% year-over-year to $306.9 million. Additionally, renewal rates of maintenance on perpetual licenses continued to be over 90% for the quarter ended March 31, 2021. As a result, virtually all of our revenues today are recurring, which provides more visibility into future revenues and places us in a stronger position.

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

In 2019, we introduced updates to our existing products to include new dashboards to highlight cloud, Active Directory and GDPR security risks so that customers can more easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations. We extended our cloud support to include Box, added threat intelligence to our security insights, built incident response playbooks directly into the UI, and made usability and performance improvements. We also added classification functionality to help enterprises automatically discover and classify data that falls under data covered by the California Consumer Privacy Act ("CCPA").

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

In the first quarter of 2021, we introduced an update to our platform to help customers combat insider and collaboration risks in Microsoft 365. The update increases insight into organization-wide exposures in Microsoft 365, adds new threat detection capabilities in Azure AD, adds support for additional Network Attached Storage (NAS) solutions and versions, and enhances search granularity for locating sensitive and personal data.

In 2020, we successfully completed the strategic shift to a subscription-based business model, which allows our customers to better unleash the power of our platform through faster adoption of our integrated products. We believe the transition from a perpetual-based model to a subscription-based model has positioned us well for the future, and, although revenues are still front-end loaded, they are more predictable and recurring in nature. We currently have six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers with over twenty-five licenses under these product families. As of March 31, 2021, 66% of our customers with 500 employees or more had purchased four or more licenses, compared to 55% a year ago, and 32% purchased six or more licenses, compared to 21% a year ago. Additionally, as of March 31, 2021 and 2020, 100.0% of our customers had purchased DatAdvantage; 58.5% and 55.0% of our customers, respectively, had purchased DatAlert; 58.1% and 54.5% of our customers, respectively, had purchased Data Classification Engine; 15.6% of our customers had purchased DataPrivilege; 10.5% and 9.2% of our customers, respectively, had purchased Data Transport Engine; and 3.3% and 2.6% of our customers, respectively, had purchased DatAnswers. Our perpetual license maintenance renewal rate for each of the three months ended March 31, 2021 and 2020 continued to be over 90%. Our key strategies to ensure and maintain a high subscription and maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

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

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, intranets and email for collaboration, regardless of region. For the three months ended March 31, 2021, approximately 71% of our revenues were derived from North America, while EMEA accounted for approximately 27% of our revenues and Rest of World (“ROW”) accounted for approximately 2% of our revenues. Additionally, total revenues grew approximately 38% for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

We continue to expand our domestic and international operations as part of our long-term growth strategy. While the expansion of our domestic operations is focused primarily on our underpenetrated territories, the expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

We derive almost all of our revenues from subscription sales and renewals of maintenance contracts and, to a lesser extent, from professional services and perpetual license sales of our products. Subscription revenues are comprised of time-based licenses whereby new and existing customers use our software with related maintenance for a specified period. Subscription licenses accounted for 99% and 98% our license revenues for the three months ended March 31, 2021 and 2020, respectively, as we successfully completed the strategic shift to a subscription-based business model resulting in revenues that are expected to be more recurring and predictable.

We have achieved significant revenue growth and scale since inception under a perpetual business model and have continued to grow our revenues in the three months ended March 31, 2021 under our new subscription-based business model. For the three months ended March 31, 2021 and 2020, subscription revenues were $44.8 million and $20.4 million, respectively, representing year-over-year growth of 120%. For the three months ended March 31, 2021 and 2020, our total revenues were $74.8 million and $54.2 million, respectively, representing year-over-year growth of 38%. For the three months ended March 31, 2021 and 2020, we had operating losses of $34.1 million and $32.7 million and net losses of $35.7 million and $31.4 million, respectively.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of March 31, 2021 and 2020, ARR was $306.9 million and $220.5 million, respectively, an increase of 39% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. The majority of maintenance revenues is derived from renewals of maintenance agreements. Historically, when purchasing a perpetual license, customers also purchased a one-year maintenance contract of which customers may renew, and generally have renewed, for a fee that is based upon a percentage of the initial perpetual license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the three months ended March 31, 2021 and 2020 continued to be over 90%. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high renewal rates. However, due to our transition to a subscription-based model, we have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, less associated maintenance revenues. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way and due to our planned long-term strategy to allow our channel partners to take on more professional services work. As such, our overall maintenance and services revenues is also expected to continue to decline.

Perpetual License Revenues. Perpetual license revenues, sold to new or existing customers, consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred. Perpetual licenses have the same functionality as subscriptions. Due to the successful transition to a subscription-based business model, perpetual license revenues have meaningfully decreased and now represent an immaterial percentage of our total revenues.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	59.9%	37.6%
Maintenance and services	39.7	61.7
Perpetual licenses	0.4	0.7
Total revenues	100.0%	100.0%

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.4%	98.1%
Perpetual licenses	0.6	1.9
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

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

Operating Costs and Expenses

Our operating costs and expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating costs and expenses also include allocated overhead costs for facilities, IT and depreciation. Allocated costs for facilities primarily consist of rent and office maintenance. Operating costs and expenses are generally recognized as incurred. As a company, we have always aimed to tie our level of investment in the business to the revenues we expect to achieve and we actively manage expenses across the business. We expect personnel costs to continue to increase in absolute dollars as we continue to grow our business.

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

Sales and Marketing. Sales and marketing expenses are the largest component of our operating costs and expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars as we plan to expand our sales and marketing efforts, both domestically and internationally. We also expect sales and marketing expenses to continue to be our largest category of operating costs and expenses.

General and Administrative. General and administrative expenses mostly consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars as we expand our operations.

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as the COVID-19 pandemic, the United Kingdom’s exit from the EU, commonly referred to as “Brexit," as well as other member countries' public discussions about the possibility of withdrawing from the EU, and other economic instability could also contribute to volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have recorded a net deferred tax asset of $1.1 million as of March 31, 2021 for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to tax audits in Israel. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2021 and 2020 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2021	2020
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$44,828	$20,365
Maintenance and services	29,671	33,423
Perpetual licenses	286	388
Total revenues	74,785	54,176
Cost of revenues	13,482	10,180
Gross profit	61,303	43,996
Operating costs and expenses:
Research and development	30,062	22,688
Sales and marketing	51,493	42,580
General and administrative	13,823	11,398
Total operating expenses	95,378	76,666
Operating loss	(34,075)	(32,670)
Financial income (expenses), net	(1,022)	1,453
Loss before income taxes	(35,097)	(31,217)
Income taxes	(559)	(213)
Net loss	$(35,656)	$(31,430)

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	59.9%	37.6%
Maintenance and services	39.7	61.7
Perpetual licenses	0.4	0.7
Total revenues	100.0	100.0
Cost of revenues	18.0	18.8
Gross profit	82.0	81.2
Operating costs and expenses:
Research and development	40.2	41.9
Sales and marketing	68.9	78.6
General and administrative	18.5	21.0
Total operating expenses	127.6	141.5

Operating loss	(45.6)	(60.3)

Financial income (expenses), net	(1.3)	2.7
Loss before income taxes	(46.9)	(57.6)
Income taxes	(0.8)	(0.4)
Net loss	(47.7)%	(58.0)%

Revenues

	Three Months Ended March 31,
	2021	2020	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$44,828	$20,365	120.1%
Maintenance and services	29,671	33,423	(11.2)%
Perpetual licenses	286	388	(26.3)%
Total revenues	$74,785	$54,176	38.0%

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	59.9%	37.6%
Maintenance and services	39.7%	61.7%
Perpetual licenses	0.4%	0.7%
Total revenues	100.0%	100.0%

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total subscriptions and perpetual licenses revenues)
Subscriptions and Perpetual Licenses Revenues:
Subscriptions	99.4%	98.1%
Perpetual licenses	0.6%	1.9%
Total subscriptions and perpetual licenses revenues	100.0%	100.0%

Subscription revenues increased 120% from $20.4 million for the three months ended March 31, 2020 to $44.8 million for the three months ended March 31, 2021. The increase in subscription revenues was driven by both new customer acquisitions and existing customers expanding their licenses and our high subscription renewal rate. Total revenues increased approximately 38% for the three months ended March 31, 2021 as compared to 2020. ARR was $306.9 million and $220.5 million as of March 31, 2021 and 2020, respectively, representing an increase of 39%. The anticipated decrease in maintenance and services revenues was due to our accelerated transition to a subscription business. As perpetual license revenues in 2020 were de minimis, and since maintenance of perpetual license revenues are generally recognized over a twelve month period, we expected, and continue to expect less associated maintenance revenues. In each of the three months ended March 31, 2021 and 2020, our perpetual license maintenance renewal rate continued to be over 90%. In addition, newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work will continue to reduce our services revenues. As of March 31, 2021, 66% of our customers with 500 employees or more had purchased four or more licenses, compared to 55% a year ago, and 32% purchased six or more licenses, compared to 21% a year ago.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2021	2020	% Change
	(unaudited) (in thousands)
Cost of revenues	$13,482	$10,180	32.4%

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenues)
Total gross margin	82.0%	81.2%

The increase in cost of revenues was primarily related to an increase of $2.6 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $0.8 million increase in amortization of acquired intangible assets and facilities and allocated overhead costs which was partially offset by a $0.2 million decrease in expenses related to COVID-19, including reductions in travel.

Operating Costs and Expenses

	Three Months Ended March 31,
	2021	2020	% Change
	(unaudited) (in thousands)
Operating costs and expenses:
Research and development	$30,062	$22,688	32.5%
Sales and marketing	51,493	42,580	20.9%
General and administrative	13,823	11,398	21.3%
Total operating expenses	$95,378	$76,666	24.4%

	Three Months Ended March 31,
	2021	2020
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	40.2%	41.9%
Sales and marketing	68.9%	78.6%
General and administrative	18.5%	21.0%
Total operating expenses	127.6%	141.5%

The increase in research and development expenses was primarily related to an increase of $7.7 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products, including personnel costs related to our acquisition in the fourth quarter of 2020. This was partially offset by a $0.4 million decrease in facilities and allocated overhead costs and expenses related to COVID-19, including reductions in travel.

The increase in sales and marketing expenses was primarily related to a $11.0 million increase in salaries and benefits and stock-based compensation expense. This was partially offset by a $2.2 million decrease in expenses related to COVID-19, including reductions in travel and overall marketing expenses.

The increase in general and administrative expenses was primarily related to an increase of $2.6 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. This was partially offset by a $0.2 million decrease in general company expenses predominately related to COVID-19 and other expenses mainly relating to rent and facilities.

Financial Income (Expenses), Net

	Three Months Ended March 31,
	2021	2020	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$(1,022)	$1,453	(170.3)%

Financial expenses, net for the three months ended March 31, 2021 was primarily due to the amortization of debt issuance costs and interest expenses on our convertible senior notes and revolving credit facility partially offset by foreign currency gains. Financial income, net for the three months ended March 31, 2020 was primarily due to foreign currency gains and interest income.

Income Taxes

	Three Months Ended March 31,
	2021	2020	% Change
	(unaudited) (in thousands)
Income taxes	$(559)	$(213)	(162.4)%

Income taxes for the three months ended March 31, 2021 and 2020 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2021	2020
	(unaudited) (in thousands)
Net cash provided by operating activities	$20,383	$3,874
Net cash provided by (used in) investing activities	(4,845)	414
Net cash provided by financing activities	503,976	4,316
Increase in cash and cash equivalents	$519,514	$8,604

On March 31, 2021, our cash and cash equivalents, marketable securities and short-term deposits of $824.0 million were held for working capital purposes and were invested primarily in short-term deposits. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the three months ended March 31, 2021, cash inflows from our operating activities were $20.4 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the three months ended March 31, 2021, sources of cash inflows were from changes in our working capital, including a $42.9 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months ended March 31, 2021 was 69. Additional sources of cash inflows were from a $0.9 million decrease in other long-term assets. This was partially offset by $3.8 million from our net loss excluding non-cash charges, a $7.6 million decrease in deferred revenues, a $5.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.0 million decrease in accrued expenses and other liabilities, a $1.2 million decrease in other long-term liabilities and a $0.2 million decrease in trade payables.

For the three months ended March 31, 2020, cash inflows from our operating activities were $3.9 million. For the three months ended March 31, 2020, sources of cash inflows were from changes in our working capital, including a $36.8 million decrease in accounts receivable. Our DSO for the three months ended March 31, 2020 was 84. This was partially offset by $11.2 million from our net loss excluding non-cash charges, a $12.6 million decrease in deferred revenues, a $6.9 million decrease in accrued expenses and other liabilities, a $1.9 million increase in prepaid expenses and other current assets (including deferred commissions), a $0.2 million decrease in trade payables and a $0.1 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, sale and purchases of short-term deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2021, net cash used in investing activities of $4.8 million was primarily attributable to a $12.2 million increase in short-term deposits and $1.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space. This was partially offset by a $6.0 million decrease in marketable securities and a $2.5 million decrease in long-term deposits.

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

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities of $504.0 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $3.9 million of net proceeds from employee stock plans.

For the three months ended March 31, 2020, net cash provided by financing activities of $4.3 million was attributable to net proceeds from employee stock plans

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $90.0 million. For information regarding the revolving credit facility, refer to Note 1.

Convertible Notes

We have proactively taken steps to increase available cash, including, but not limited to, issuing $253.0 million aggregate principal amount of the 2025 Notes. The net proceeds from the offering, after deducting initial purchaser discount and issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we entered into the Capped Call Transactions. We used $29.3 million of the net proceeds from the 2025 Notes to purchase the Capped Call Transactions, as further discussed in Note 5.

Common Stock Split

On February 8, 2021, we announced a three-for-one split of our common stock to stockholders of record as of the close of business on March 12, 2021. Trading of our common stock began on a split-adjusted basis on March 15, 2021.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2021 for the upcoming years were as follows:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations	$8,315	$15,839	$8,587	$7,241	$7,278	$28,561	$75,821

We have obligations related to unrecognized tax benefit liabilities totaling $4.7 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and will adopt on January 1, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold financial instruments for trading or speculative purposes.

 Market Risk

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading or speculative purposes, and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and, where appropriate, may use hedging strategies to mitigate these risks.

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended March 31, 2021 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period.

Historically, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS expected to occur within 12 months. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We also enter into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes which impacts financial income (expenses), net. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $824.0 million as of March 31, 2021. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

As of March 31, 2021, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business faces significant risks. In addition to the summary below, you should carefully review the Risk Factors in this Quarterly Report on Form 10-Q. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report. Some of the more significant risks relating to our business include:

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

•Risks Related to Human Capital, which could adversely affect our results of operations and growth prospects, including (i) a failure to maintain sales and marketing personnel productivity and a failure to hire and integrate additional sales and marketing personnel; (ii) a failure to retain, attract and recruit highly qualified personnel; and (iii) cessation of our co-founder, Chief Executive Officer and President’s services.

•Risks Related to our Technology, Products, Services and Intellectual Property, which could adversely affect sales of our products or future results of operations or business, including (i) a failure to continually enhance and improve our technology; (ii) our customer’s decision not to renew their subscription licenses or maintenance and support agreements or not to buy future products due to dissatisfactory from our technical support, customer success or professional services; (iii) a failure of the products in our platform to satisfy customers or to achieve increased market acceptance; (iv) interruptions or performance problems, including to our website or support website; (v) security breach of our software; (vi) as related to use of open source software, which in addition could negatively affect our ability to sell our software and subject us to possible litigation; (vii) a false detection of security breaches, false identification of malicious sources or misidentification of sensitive or regulated information; and (viii) a failure to protect our proprietary technology and intellectual property rights.

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

•Risks related to our 2025 Notes and Credit Facility, including (i) decrease in our business flexibility and access to capital and increase of our borrowing costs, due to the substantial debt we incurred so far and which may further incur in the future; (ii) ability to raise additional capital and burden on our future cash resources, particularly if we elect to settle our debt obligations in cash upon conversion or upon maturity or required repurchase; (iii) dilution of our existing stockholders and potentially adversely affect the market price of our common stock due to the issuance of shares in connection with conversions of the 2025 Notes; (iv) delay or prevent of takeover attempt of the Company due to certain provisions under the 2025 Notes; (v) accounting method applicable to our 2025 Notes, which could have a material effect on our reported financial results; (vi) an adverse effect on the value of the 2025 Notes and our common stock due to the capped call transactions; and (vii) default of all or some of the financial institutions which are counterparties to the capped call transactions, as a result of which the protection under the capped call transactions shall not be available to us.

•Risks related to our operations in Israel, including (i) certain conditions related to Israel since its establishment, which may limit our ability to develop and sell our products and (ii) unavailability of certain tax benefits which were available to our Israeli subsidiary, or failure to meet certain conditions required to enjoy tax benefits.

•Risks related to our ownership of our common stock, including (i) substantial future sales of shares of our common stock, which could cause the market price of our common stock to decline; (ii) volatility in the price of our common stock; (iii) as we do not intend to pay dividend on our common stock, the return on investment might be limited to the value of our stock; and (iv) acquisition of our Company, which may be beneficial to our stockholders, might be more difficult due to anti-takeover provisions in our charter documents and under Delaware law and provisions in the indenture for our 2025 Notes and Credit Facility, which may also prevent attempts by our stockholders to replace or remove our current management.

•General Risk Factors, which could substantially harm our business, including (i) real or perceived errors, failures or bugs in our software; (ii) risks related to international operations; (iii) the lack of available capital on acceptable terms to support our business growth; (iv) risks of fire, power outages, floods, earthquakes, pandemics and other catastrophic events, and interruption by manmade problems such as terrorism; (v) changes in financial accounting standards, which may cause adverse and unexpected revenue fluctuations and impact our reported results of operations; (vi) the lack of published research or reports about our business the publish of negative reports about our business, which may adversely impact our stock price and trading volume; (vii) being a public company which subjects us to reporting requirements may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members; (viii) internal control over financial reporting might not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock; and (ix) dilution of the percentage ownership of our stockholders that could cause our stock price to decline, due to future sales and issuances of our capital stock or rights to purchase capital stock.

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

Risks Related to Our Operations

The global COVID-19 pandemic could have harmful effects on our business and results of operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. Internationally and domestically, federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions have required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. Extended restrictions or closures may adversely affect economies and financial markets globally, leading to an economic downturn. Our operations, and the operations of our customers and partners, have been disrupted and may continue to be so for a period of time that cannot currently be predicted.

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

Corporate expenditures are also subject to elevated scrutiny in the current environment and may lead to longer sales cycles. The pandemic, and its impact on our customers, has also made it more difficult to predict our future performance and it may continue to be more challenging to estimate the pipeline conversion rates due to the economic uncertainty, and there is a greater risk that any guidance we provide to the market may turn out to be incorrect. We therefore cannot predict whether potential decreases in sales will be offset in subsequent periods by increased sales.

Additionally, concerns over the economic impact of COVID-19 could cause extreme volatility in financial and other capital markets which have temporarily adversely impacted, and may in the future adversely impact, our stock price.

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

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, we may face future difficulties in gaining new customers and expanding within our existing customer base.

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

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period and may cause the price of our common stock to decline substantially.

If the transition to a subscription-based business model we have completed fails to continue yielding the benefits that we have achieved to date, our results of operations could be negatively impacted.

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
◦our ability to successfully manage and integrate any acquisitions of businesses;
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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased for the three months ended March 31, 2021 compared to the three months ended ended March 31, 2020, there is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $35.7 million for the three months ended March 31, 2021 and net losses of $94.0 million and $78.8 million in each of the years ended December 31, 2020 and 2019, respectively. Due to our continued investment in the growth of our business, in the first quarter of 2021 our operating expenses increased to $95.4 million compared to $76.7 million in the first quarter of 2020. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other operating expense.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2021 and for the three months ended March 31, 2021, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our functional and reporting currency is the U.S. dollar, and we generate the majority of our revenues and incur the majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and NIS. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our subscription licenses and maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short-term after the United Kingdom's exit from the EU.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. For us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2020, and 2019 and for the three months ended March 31, 2021 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2020 and for the three months ended March 31, 2021, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of April 30, 2021, we had 76 issued patents in the United States and 18 pending U.S. patent applications. We also had 43 patents issued and 62 applications pending for examination in non-U.S. jurisdictions, and two pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

In May 2020 we issued the 2025 Notes. As of March 31, 2021, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of March 31, 2021, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity” that changes the accounting for the convertible debt instruments described above. Under the new standard, an entity may no longer separately account for the liability and equity components of convertible debt instruments. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the "if-converted" method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted. We cannot be sure whether other changes may be made to the accounting standards related to the 2025 Notes, or otherwise, that could have an adverse impact on our financial statements.

The Capped Call Transactions may affect the value of the 2025 Notes and our common stock.

In connection with the issuance of the 2025 Notes, we entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to the Cap Price, subject to certain adjustments under the terms of the Capped Call Transactions.

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

As of March 31, 2021, our stock price was higher than the Cap Price under the Capped Call Transactions, hence, as of March 31, 2021, and as long as our common stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

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

The tax benefits that were available to our Israeli subsidiary terminated in 2020 and we expect our Israeli subsidiary to become subject to an increase in taxes.

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. Based on an evaluation of the relevant factors under the Investment Law, including the level of foreign (i.e., non-Israeli) investment in our company, we have determined that the effective tax rate to be paid by our Israeli subsidiary as a “Beneficiary Enterprise” has historically been approximately 10%. As of December 31, 2020, the tax benefit that we have been utilizing for our Israeli subsidiary terminated and we will be subject to a higher tax rate. Unless new tax benefits become available to us, our Israeli operations will be subject to a corporate tax at the standard rate, which, as of January 1, 2021, was set at 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the status of “Beneficiary Enterprise” is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales might occur, for whatever reason, including as a result of the conversion of the outstanding 2025 Notes or future public equity offerings, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

As of March 31, 2021, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.9 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2020 and for the three months ended March 31, 2021, approximately 70% and 71%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

VARONIS SYSTEMS, INC.

May 4, 2021	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

May 4, 2021	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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