Form 10-Q
period 2021-06-30
VARONIS SYSTEMS INC
filed 2021-08-03
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
(877) 292-8767
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 30, 2021, there were 106,916,695 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$781,357	$234,092
Marketable securities	20,035	34,117
Short-term deposits	12,276	30,053
Trade receivables (net of allowances of $1,737 and $1,250 at June 30, 2021 and December 31, 2020, respectively)	60,145	94,229
Prepaid expenses and other current assets	23,143	27,357
Total current assets	896,956	419,848

Long-term assets:
Operating lease right-of-use asset	52,554	47,924
Property and equipment, net	34,621	37,163
Intangible assets, net	5,078	5,846
Goodwill	23,135	23,135
Other assets	19,988	21,566
Total long-term assets	135,376	135,634
Total assets	$1,032,332	$555,482

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$3,167	$850
Accrued expenses and other short-term liabilities	91,973	83,198
Deferred revenues	86,421	98,588
Total current liabilities	181,561	182,636

Long-term liabilities:
Convertible senior notes, net	221,857	218,460
Operating lease liability	52,720	54,540
Deferred revenues	2,052	2,778
Other liabilities	3,756	2,997
Total long-term liabilities	280,385	278,775

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2021 and December 31, 2020; Issued and outstanding: 106,914,031 shares at June 30, 2021 and 95,456,862 shares at December 31, 2020	107	95
Accumulated other comprehensive income	3,093	9,371
Additional paid-in capital	946,532	395,347
Accumulated deficit	(379,346)	(310,742)

Total stockholders’ equity	570,386	94,071
Total liabilities and stockholders’ equity	$1,032,332	$555,482
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscriptions	$58,063	$34,086	$102,891	$54,451
Maintenance and services	30,015	32,239	59,686	65,662
Perpetual licenses	340	240	626	628
Total revenues	88,418	66,565	163,203	120,741

Cost of revenues	14,201	10,335	27,683	20,515

Gross profit	74,217	56,230	135,520	100,226

Operating expenses:
Research and development	33,333	24,067	63,395	46,755
Sales and marketing	54,919	42,983	106,412	85,563
General and administrative	14,196	11,274	28,019	22,672
Total operating expenses	102,448	78,324	197,826	154,990

Operating loss	(28,231)	(22,094)	(62,306)	(54,764)
Financial expenses, net	(3,802)	(1,845)	(4,824)	(392)

Loss before income taxes	(32,033)	(23,939)	(67,130)	(55,156)
Income taxes	(915)	(384)	(1,474)	(597)

Net loss	$(32,948)	$(24,323)	$(68,604)	$(55,753)

Net loss per share of common stock, basic and diluted	$(0.31)	$(0.26)	$(0.66)	$(0.60)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	106,393,429	94,482,873	103,352,981	93,585,456

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(32,948)	$(24,323)	$(68,604)	$(55,753)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(7)	(137)	(3)	47
Income on marketable securities reclassified into earnings, net of tax	1	15	2	27
	(6)	(122)	(1)	74

Unrealized income (loss) on derivative instruments, net of tax	1,657	535	(1,492)	1,137
Loss (income) on derivative instruments reclassified into earnings, net of tax	(2,749)	2,832	(4,785)	2,775
	(1,092)	3,367	(6,277)	3,912
Total other comprehensive income (loss)	(1,098)	3,245	(6,278)	3,986

Comprehensive loss	$(34,046)	$(21,078)	$(74,882)	$(51,767)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2019	91,749,933	92	$310,621	$(449)	$(216,732)	$93,532
Stock-based compensation expense	—	—	12,883	—	—	12,883
Common stock issued under employee stock plans, net	2,648,877	2	4,314	—	—	4,316
Unrealized income on derivative instruments	—	—	—	545	—	545
Unrealized income on available for sale securities	—	—	—	195	—	195
Net loss	—	—	—	—	(31,430)	(31,430)
Balance as of March 31, 2020	94,398,810	94	327,818	291	(248,162)	80,041
Stock-based compensation expense	—	—	17,623	—	—	17,623
Common stock issued under employee stock plans, net	231,747	1	497	—	—	498
Realized and unrealized income on derivative instruments	—	—	—	3,367	—	3,367
Unrealized loss on available for sale securities	—	—	—	(122)	—	(122)
Purchase of capped calls related to Convertible senior notes	—	—	(29,348)	—	—	(29,348)
Equity component of Convertible senior notes, net	—	—	30,794	—	—	30,794
Net loss	—	—	—	—	(24,323)	(24,323)
Balance as of June 30, 2020	94,630,557	95	347,384	3,536	(272,485)	78,530

The accompanying notes are an integral part of these consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2020	95,456,862	$95	$395,347	$9,371	$(310,742)	$94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026			500,034
Stock-based compensation expense	—	—	21,379	—	—	21,379
Common stock issued under employee stock plans, net	2,728,995	3	3,939	—	—	3,942
Unrealized loss on derivative instruments	—	—	—	(5,185)	—	(5,185)
Unrealized income on available for sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(35,656)	(35,656)
Balance as of March 31, 2021	106,147,395	106	920,691	4,191	(346,398)	578,590
Stock-based compensation expense	—	—	25,868	—	—	25,868
Common stock issued under employee stock plans, net	766,636	1	(27)	—	—	(26)
Unrealized loss on derivative instruments	—	—	—	(1,092)	—	(1,092)
Unrealized loss on available for sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(32,948)	(32,948)
Balance as of June 30, 2021	106,914,031	107	946,532	3,093	(379,346)	570,386

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(68,604)	$(55,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,456	4,208
Stock-based compensation	47,247	30,506
Amortization of deferred commissions	8,069	5,783
Noncash operating lease costs	4,211	4,990
Amortization of debt discount and issuance costs	3,397	780

Changes in assets and liabilities:
Trade receivables	34,084	26,284
Prepaid expenses and other current assets	821	(970)
Deferred commissions	(8,741)	(7,815)
Other long-term assets	763	(208)
Trade payables	2,317	(469)
Accrued expenses and other short-term liabilities	(5,716)	(1,770)
Deferred revenues	(12,893)	(18,614)
Other long-term liabilities	734	2,244
Net cash provided by (used in) operating activities	11,145	(10,804)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	14,082	27,391
Investment in marketable securities	—	(11,976)
Proceeds from short-term and long-term deposits	70,235	15,101
Investment in short-term and long-term deposits	(50,000)	(65,000)
Purchases of property and equipment	(2,146)	(4,436)
Net cash provided by (used in) investing activities	32,171	(38,920)

Cash flows from financing activities:
Proceeds from follow-on offering, net	500,034	—
Proceeds from employee stock plans, net	3,915	4,814
Proceeds from issuance of convertible senior notes, net of issuance costs	—	245,308
Purchases of capped calls	—	(29,348)
Net cash provided by financing activities	503,949	220,774
Increase in cash and cash equivalents	547,265	171,050
Cash and cash equivalents at beginning of period	234,092	68,929
Cash and cash equivalents at end of period	$781,357	$239,979

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,346	$810
Net lease liabilities arising from obtaining right-of-use assets	$7,895	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

Trade receivables are generally recorded at the invoice amount mostly for a one year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $65,546 for the six months ended June 30, 2021.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2020 and for the six months ended June 30, 2021, there were no returns from this reseller.

For information regarding disaggregated revenues, refer to Note 7.

d.	Contract Costs:

The Company pays sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on its technology, customer contracts and other factors, the Company has determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight-line basis. Amortization expenses related to these costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of June 30, 2021 (unaudited)		Assets as of December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets	$49,608	$866	$90,452	$3,315
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets	$24,447	$92	$33,977	$17

The unaudited consolidated statements of operations reflect a gain of $410 and $957 for the three and six months ended June 30, 2021, respectively, related to the effective portion of the cash flow hedges and a loss of $361 and $304 for the three and six months ended June 30, 2020, respectively. No material ineffective hedges were recognized for the three and six months ended June 30, 2021 and 2020 in operating expenses in the consolidated statement of operations.

For the three and six months ended June 30, 2021, the unaudited consolidated statements of operations reflect a loss of $237 and a gain of $534, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. For the three and six months ended June 30, 2020, the unaudited consolidated statements of operations reflect a loss of $196 and a gain of $632, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

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

The Company considers all high-quality investments purchased with original maturities at the date of purchase greater than three months but less than one year to be short-term deposits. Cash equivalents, marketable securities and short-term deposits are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income (expenses), net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and short-term deposits consist of the following (in thousands):

	As of June 30, 2021
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$74,826	$—	$—	$74,826
Total	$74,826	$—	$—	$74,826

Marketable securities
US Treasury securities	$20,032	$3	$—	$20,035
Total	$20,032	$3	$—	$20,035

Short-term deposits
Term bank deposits	$12,276	$—	$—	$12,276
Total	$12,276	$—	$—	$12,276

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$10,712	$—	$—	$10,712
Total	$10,712	$—	$—	$10,712

Marketable securities
US Treasury securities	$34,113	$4	*)	$34,117
Total	$34,113	$4	*)	$34,117

Short-term deposits
Term bank deposits	$30,053	$—	$—	$30,053
Total	$30,053	$—	$—	$30,053

*) Represents an amount lower than $1

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of June 30, 2021 and December 31, 2020.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. As of June 30, 2021, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2021, no impairment losses have been recorded.

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

As of June 30, 2021, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

k.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units and the impact of the conversion spread of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes"), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,137,198 and 9,901,149 potentially dilutive shares from the conversion of outstanding stock options and restricted stock units that were not included in the calculation of diluted net loss per share as of June 30, 2021 and 2020, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion will have a dilutive impact on diluted net income per share when the average market price of a common stock for a given period exceeds the conversion price of $30.71 per share.

l.	COVID-19:

In March 2020, the World Health Organization (”WHO”) declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. The pandemic adversely affected workforces, economies, and financial markets globally in 2020 and, until contained, is still expected to disrupt general business operations. The COVID-19 pandemic and the measures taken by many governments around the world in response could in the future meaningfully impact our business, results of operations and financial condition. The Company is currently unable to predict the duration of that impact but continues to monitor its accounting estimates of the carrying value of certain assets and liabilities relating to its leases and will continue to do so as additional information is obtained or new events occur. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

m.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Among other potential impacts, ASU 2020-06 will reduce reported interest expense, and thereby decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the Company’s 2025 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and will adopt on January 1, 2022.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended June 30, 2021.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands):

	As of June 30, 2021
	(unaudited)				As of December 31, 2020
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	74,826	—	—	74,826	10,712	—	—	10,712
Marketable securities:
US Treasury securities	20,035	—	—	20,035	34,117	—	—	34,117
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	958	—	958	—	3,332	—	3,332
Total financial assets	$94,861	$958	$—	$95,819	$44,829	$3,332	$—	$48,161

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of June 30, 2021.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2030. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities (in thousands):

June 30, 2021
(unaudited)
Operating right-of-use assets	$52,554

Operating lease liabilities, current	$13,821
Operating lease liabilities, long-term	52,720
Total operating lease liabilities	$66,541

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

Minimum lease payments for our right-of-use assets over the remaining lease periods as of June 30, 2021, are as follows (in thousands):

June 30, 2021
(unaudited)
2021	$5,787
2022	16,197
2023	8,708
2024	7,357
2025	7,394
Thereafter	28,946

Total undiscounted lease payments	$74,389

Less: Imputed interest	(7,848)

Present value of lease liabilities	$66,541

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2021:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.21

Weighted average discount rate	3.03%

Total operating lease cost for the three and six months ended June 30, 2021 was $1,727 and $3,167, respectively. Total operating lease cost for the three and six months ended June 30, 2020 was $3,024 and $5,036, respectively.

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

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and six months ended June 30, 2021 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands):

	Estimated Useful Life	June 30, 2021
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		1,032
Total intangible assets, net		$5,078

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $384 and $768 for the three and six months ended June 30, 2021.

The following table summarizes estimated future amortization expense of our intangible assets as of June 30, 2021 (in thousands):

Years ending December 31,	Amount (unaudited)
2021	$765
2022	1,525
2023	1,525
2024	1,263
Total future amortization expense	$5,078

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

In addition, regardless of the foregoing circumstances, on or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes at any time. During the three months ended June 30, 2021, the conversion feature of the 2025 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from July 1, 2021 through September 30, 2021. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. The Company has not received any conversion notices through the issuance date of our consolidated financial statements. Since the Company may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, it has continued to classify the 2025 Notes as long-term debt on its consolidated balance sheet as of June 30, 2021. Upon conversion, the 2025 Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock in the manner and subject to the terms and conditions provided in the Indenture.

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

The net carrying amount of the liability and equity components of the 2025 Notes was as follows (in thousands):

June 30, 2021
(unaudited)
Liability component
Principal	$253,000
Unamortized discount	(25,616)
Unamortized issuance costs	(5,527)
Net carrying amount	$221,857

Equity component, net of discount and issuance costs	$30,794

The interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Contractual interest expense	$790	$430	$1,580	$430
Amortization of debt discount	1,405	641	2,794	641
Amortization of debt issuance costs	303	138	603	138
Total	$2,498	$1,209	$4,977	$1,209

As of June 30, 2021, the total estimated fair value of the 2025 Notes was approximately $407,935. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the option counterparties, and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital. Based on our common stock price as of June 30, 2021, the Cap Price under the Capped Call Transactions was exceeded, hence as of June 30, 2021, and as long as our Common Stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

NOTE 6:    STOCKHOLDERS’ EQUITY

a. On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Plan”). As of December 31, 2013, the Company had reserved 14,139,957 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. The options generally vest over four years. No awards were granted under the 2005 Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Plan.

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

A summary of employees’ stock options activities during the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2021	1,022,763	$6.862	$47,417	3.452
Granted	—	$—
Exercised	(70,371)	$5.086
Forfeited and expired	(3,000)	$2.077

Options outstanding as of June 30, 2021	949,392	$7.009	$48,050	3.208

Options exercisable as of June 30, 2021	928,569	$7.039	$46,968	3.087

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the six months ended June 30, 2021 was $4,308. As of June 30, 2021, there was $653 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 2.255 years.

b. The options outstanding as of June 30, 2021 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of June 30, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of June 30, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
	$2.933		22,068	0.663	$2.933	22,068	0.663	$2.933
$4.157	—	5.682	260,874	3.566	$4.978	240,051	3.128	$4.905
$6.503	—	8.077	499,584	3.038	$7.149	499,584	3.038	$7.149
	$9.960		139,644	3.647	$9.960	139,644	3.647	$9.960
	$13.287		27,222	2.726	$13.287	27,222	2.726	$13.287

			949,392	3.208	$7.009	928,569	3.087	$7.039

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of June 30, 2021 (unaudited) were as follows:

	Number of options outstanding and exercisable as of June 30, 2021	Exercise price per share	Exercisable through
August 2013	7,500	$7.047	August 2023
March 2014	4,950	$13.287	March 2024
May 2014	6,000	$7.337	May 2024
November 2014	10,335	$7.220	November 2024
February 2016	3,000	$5.623	February 2026

	31,785

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2021 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2021	8,388,963	$23.00
Granted	2,435,253	$65.75
Vested	(3,312,762)	$19.85
Forfeited	(355,433)	$32.98
Unvested balance – June 30, 2021	7,156,021	$38.51

As of June 30, 2021, there was $242,624 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.517 years.

e.	2015 Employee Stock Purchase Plan:

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of revenues	$1,856	$1,354	$3,445	$2,139
Research and development	8,920	5,686	16,078	9,767
Sales and marketing	9,492	6,860	17,234	11,589
General and administrative	5,600	3,723	10,490	7,011

Total	$25,868	$17,623	$47,247	$30,506

g.	Follow-on offering:

On February 16, 2021, the Company completed a registered public offering of 7,961,538 shares of the Company's common stock, which included 1,038,459 additional optional shares, at a price of $65.00 per share, before underwriting discounts and commissions. The common stock offering generated net proceeds to the Company of approximately $500,034, after deducting $17,466 in underwriting discounts and commissions and offering costs, which have been recorded against the proceeds received from the offering.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$61,598	$45,815	$114,404	$83,689
EMEA (*)	24,471	18,721	44,705	33,332
Rest of World	2,349	2,029	4,094	3,720

Total revenues	$88,418	$66,565	$163,203	$120,741

(*)       Sales to customers in France accounted for $11,248 and $8,158 of the Company’s revenues for the three months ended June 30, 2021 and 2020, respectively. Sales to customers in France accounted for $18,940 and $13,678 of the Company’s revenues for the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021 and 2020, respectively, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Long-lived assets by geographic region:
Israel	$39,881	$42,471
United States	29,243	30,938
Ireland	15,305	9,684
Other	2,746	1,994

	$87,175	$85,087

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19 and the Digital Transformation

In December 2019, COVID-19 was first reported in China; in January 2020, the WHO declared it a Public Health Emergency of International Concern; and in March 2020, the WHO declared it a pandemic. The ongoing measures taken by many governments around the world in response to the pandemic together with its unpredictability and duration, could in the future meaningfully impact our business, results of operations, financial condition and stock price.
Regardless, we believe that COVID-19 accelerated the global digital transformation. As the digital transformation gains traction across almost all industries around the globe, it changes the ways we live and work, and impacts how data is stored, managed and accessed. This transformation has fueled, and we expect will continue to fuel, the secular trends that drive demand for our products, including the shift to the cloud; cybercrime; and compliance with data-driven regulations. These trends impact the way organizations operate and have increased our long-term opportunity to help our customers protect their data, detect threats and achieve regulatory compliance.

Companies around the world are focused on the elevated risks associated with having a highly distributed workforce collaborating on multiple platforms and we believe this trend will continue in the long-term and that we are well positioned to capitalize on the opportunity ahead. As companies of all sizes and industries are increasingly facing cyberattacks, they understand that a data-centric approach to security is critical and that the aforementioned elevated risks are here for the long-term. This has caused significant customer engagement which has converted into new business and expansion of existing business.

We currently offer more than 35 licenses across our six product families, and since commencing our transition to a subscription model in the beginning of 2019, we have seen a significant increase in the number of licenses purchased by new customers, and in the engagement of our existing customers who are adopting more licenses. As of June 30, 2021, 68% of our customers with 500 employees or more had purchased four or more licenses, compared to 58% a year ago, and 35% purchased six or more licenses, compared to 24% a year ago. We believe the increase in these metrics underscores the logic behind our transition to a subscription model and confirms how we are unleashing the potential of our platform. This is also reflected in annual recurring revenues ("ARR"), which as of June 30, 2021 grew 39% year-over-year to $328.2 million. Additionally, renewal rates of maintenance on perpetual licenses continued to be over 90% for the quarter ended June 30, 2021. As a result, virtually all of our revenues today are recurring, which provides more visibility into future revenues and places us in a stronger position.

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

Data continues to amass in new and existing data stores both on premises and in the cloud, a trend we have seen accelerate as companies around the world embark on a wave of digital transformation initiatives. As these data stores grow, the relationships between the data they hold and the users that collaborate with it grow more complex, making those relationships difficult to visualize, understand and control without automation. Because enterprises now use many different combinations of data stores and require different levels of protection, our offering provides coverage flexibility through software licensing. We aim to keep pace with the relentless growth and complexity of data, starting in 2005 with a single license, offering ten licenses at the time of our initial public offering in 2014, and today offering more than 35 licenses across the most common on-premises and cloud data stores. We plan to continue investing in product development to deliver new products in the future.

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

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against cyberattacks from both internal and external threats. Our products enable enterprises to analyze data, account activity and user behavior to detect attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, prevents potential cyberattacks and limits others by automatically locking down data, allowing access to only those who need it and automating the removal of stale data when it is no longer useful. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, data governance, Zero Trust, compliance, data privacy, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s IT infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage.

We started operations in 2005 with a vision to make enterprise data more accessible, manageable, secure and actionable. We began offering our flagship product, DatAdvantage, which provides centralized visibility for enterprise data, in 2006. Since then we have continued to invest in innovation and have consistently introduced new products and software features to our customers.

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least-privilege model. We enhanced DatAlert, which was originally introduced in 2013 to monitor and alert on sensitive data and file activity. We updated our web UI for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets and unusual activity from personal devices. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the EU GDPR and expanded our offerings that can help enterprises meet compliance and regulation requirements.

In 2018, we introduced Varonis Edge to extend our proactive security approach, enabling customers to spot signs of attack at the perimeter by analyzing telemetry from DNS, VPN and web proxy. We introduced Data Classification Labels to integrate with Microsoft Information Protection (MIP) and enable customers to better classify, track and secure files across enterprise data stores. We enhanced DatAnswers, a secure enterprise search solution for enterprise data that delivers highly relevant and secure search results to enterprise employees and which was originally introduced in 2014, to address additional compliance requirements from new data privacy laws and standards. We added classification categories to the Data Classification Engine, to better identify and analyze regulated data like GDPR, PII, PCI and PHI. We updated the DataPrivilege user interface ("UI") for improved usability and added classification categories making it easier to see who can access regulated data. We updated our web UI and introduced new features to DatAlert, including new threat models to combat cyberattacks, support for more data stores and optimizations to make DatAlert faster and more intuitive for security investigations.

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

In the second quarter of 2020, we introduced an update to our platform to increase visibility into potential security issues related to remote work. Our “Remote Work Update” included a new dashboard to help customers spot unusual VPN, DNS and web activity, built-in threat hunting queries to accelerate investigations, deeper visibility into Microsoft Teams, and additional threat models for Office 365. In the fourth quarter of 2020, we completed the acquisition of Polyrize, a software provider that maps and analyzes the relationships between users and data across a number of cloud applications and services, making it simple for security teams to control access to cloud data and infrastructure and analyze cloud activity.

In 2021, we introduced an update to our platform to help customers combat insider and collaboration risks in Microsoft 365. The update increases insight into organization-wide exposures in Microsoft 365, adds new threat detection capabilities in Azure AD, adds support for additional Network Attached Storage (NAS) solutions and versions, and enhances search granularity for locating sensitive and personal data. We also launched DatAdvantage Cloud, introducing licenses and support for additional cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. DatAdvantage Cloud will help customers visualize and prioritize their biggest cloud risks, proactively reduce their blast radius, and conduct faster cross-cloud investigations. While we do not expect these products to meaningfully contribute to our 2021 revenues, we believe they offer enormous potential in extending the Varonis Data Security Platform to cloud applications where our customers continue to move sensitive data.

We have successfully completed the strategic shift to a subscription-based business model, which allows our customers to better unleash the power of our platform through faster adoption of our products. We believe the transition from a perpetual-based model to a subscription-based model has positioned us well for the future, and, although revenues are still front-end loaded, they are more predictable and recurring in nature. We currently have over thirty-five licenses. As of June 30, 2021, 68% of our customers with 500 employees or more had purchased four or more licenses, compared to 58% a year ago, and 35% purchased six or more licenses, compared to 24% a year ago. Our licenses are classified into six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers. As of June 30, 2021 and 2020, 100.0% of our customers had purchased DatAdvantage; 59.3% and 55.7% of our customers, respectively, had purchased DatAlert; 58.9% and 55.2% of our customers, respectively, had purchased Data Classification Engine; 15.6% of our customers had purchased DataPrivilege; 10.9% and 9.4% of our customers, respectively, had purchased Data Transport Engine; and 3.5% and 2.7% of our customers, respectively, had purchased DatAnswers. Our perpetual license maintenance renewal rate for each of the three months ended June 30, 2021 and 2020 continued to be over 90%. Our key strategies to ensure and maintain a high subscription and maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

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

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three and six months ended June 30, 2021, approximately 70% of our revenues were derived from North America, while EMEA accounted for approximately 28% and 27%, respectively, of our revenues and Rest of World (“ROW”) accounted for approximately 2% and 3%, respectively, of our revenues. Additionally, total revenues grew approximately 35% for the six months ended June 30,

2021 compared with the six months ended June 30, 2020. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

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

We achieved significant revenue growth and scale since inception under a perpetual business model and have continued to grow our revenues under our subscription-based business model. For the three months ended June 30, 2021 and 2020, subscription revenues were $58.1 million and $34.1 million, respectively, representing year-over-year growth of 70%. For the six months ended June 30, 2021 and 2020, subscription revenues were $102.9 million and $54.5 million, respectively, representing year-over-year growth of 89%. For the three months ended June 30, 2021 and 2020, our total revenues were $88.4 million and $66.6 million, respectively, representing year-over-year growth of 33%. For the six months ended June 30, 2021 and 2020, our total revenues were $163.2 million and $120.7 million, respectively, representing year-over-year growth of 35%. For the three months ended June 30, 2021 and 2020, we had operating losses of $28.2 million and $22.1 million and net losses of $32.9 million and $24.3 million, respectively. For the six months ended June 30, 2021 and 2020, we had operating losses of $62.3 million and $54.8 million and net losses of $68.6 million and $55.8 million, respectively.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of June 30, 2021 and 2020, ARR was $328.2 million and $235.7 million, respectively, an increase of 39% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are comprised of time-based licenses whereby customers use our software with related maintenance for a specified period. Subscription licenses are sold on premises and are recognized from sales of subscription licenses (including the associated maintenance) to existing and new customers. Similar to perpetual license revenues, subscription license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included as part of the subscription revenues line item. Subscription licenses have become the largest component of our revenues and are expected to be an even more significant portion of our total revenues in the future. Due to the timing of the renewals and the subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. The majority of maintenance revenues is derived from renewals of maintenance agreements. Historically, when purchasing a perpetual license, customers also purchased a one-year maintenance contract which customers may renew, and generally have renewed, for a fee that is based upon a percentage of the initial perpetual license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the six months ended June 30, 2021 and 2020 continued to be over 90%. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high renewal rates. However, due to the completion of our transition to a subscription-based model, we have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, less associated maintenance revenues. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way and due to our planned long-term strategy to allow our channel partners to take on more professional services work. As such, our overall maintenance and services revenues is also expected to continue to decline.

Perpetual License Revenues. Perpetual license revenues, sold to new or existing customers, consist of revenues from perpetual licenses, under which we generally recognize the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred. Perpetual licenses have the same functionality as subscriptions. Due to the successful completion of our transition to a subscription-based business model, perpetual license revenues have meaningfully decreased and now represent an immaterial percentage of our total revenues.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	65.7%	51.2%	63.0%	45.1%
Maintenance and services	33.9	48.4	36.6	54.4
Perpetual licenses	0.4	0.4	0.4	0.5
Total revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 85 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and support teams and programs that play a critical role in our subscription-based business model and our overall renewals.

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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing and general and administrative. For each category, the largest component is personnel costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. Operating expenses also include allocated overhead costs for facilities, IT and depreciation. Allocated costs for facilities primarily consist of rent and office maintenance. Operating expenses are generally recognized as incurred. As a company, we have always aimed to tie our level of investment in the business to the revenues we expect to achieve and we actively manage expenses across the business. We expect personnel costs to continue to increase in absolute dollars as we continue to grow our business.

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

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars as we plan to expand our sales and marketing efforts, both domestically and internationally. We also expect sales and marketing expenses to continue to be our largest category of operating expenses.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as the COVID-19 pandemic, the United Kingdom’s exit from the EU, commonly referred to as “Brexit," as well as other member countries' public discussions about the possibility of withdrawing from the EU, and other economic instability could also contribute to volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provisions.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, we have a net deferred tax asset for foreign jurisdictions. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to tax audits in Israel. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2021 and 2020 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2021	2020
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$58,063	$34,086
Maintenance and services	30,015	32,239
Perpetual licenses	340	240
Total revenues	88,418	66,565
Cost of revenues	14,201	10,335
Gross profit	74,217	56,230
Operating expenses:
Research and development	33,333	24,067
Sales and marketing	54,919	42,983
General and administrative	14,196	11,274
Total operating expenses	102,448	78,324
Operating loss	(28,231)	(22,094)
Financial expenses, net	(3,802)	(1,845)
Loss before income taxes	(32,033)	(23,939)
Income taxes	(915)	(384)
Net loss	$(32,948)	$(24,323)

	Three Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	65.7%	51.2%
Maintenance and services	33.9	48.4
Perpetual licenses	0.4	0.4
Total revenues	100.0	100.0
Cost of revenues	16.1	15.5
Gross profit	83.9	84.5
Operating expenses:
Research and development	37.7	36.2
Sales and marketing	62.1	64.6
General and administrative	16.1	16.9
Total operating expenses	115.9	117.7

Operating loss	(32.0)	(33.2)

Financial expenses, net	(4.3)	(2.8)
Loss before income taxes	(36.3)	(36.0)
Income taxes	(1.0)	(0.5)
Net loss	(37.3)%	(36.5)%

Revenues

	Three Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$58,063	$34,086	70.3%
Maintenance and services	30,015	32,239	(6.9)%
Perpetual licenses	340	240	41.7%
Total revenues	$88,418	$66,565	32.8%

	Three Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	65.7%	51.2%
Maintenance and services	33.9%	48.4%
Perpetual licenses	0.4%	0.4%
Total revenues	100.0%	100.0%

Subscription revenues increased 70% from $34.1 million for the three months ended June 30, 2020 to $58.1 million for the three months ended June 30, 2021. The increase in subscription revenues was driven by both new customer acquisitions and existing customers expanding their licenses and our high subscription renewal rate. Total revenues increased approximately 33% for the three months ended June 30, 2021 as compared to 2020. ARR was $328.2 million and $235.7 million as of June 30, 2021 and 2020, respectively, representing an increase of 39%. The anticipated decrease in maintenance and services revenues was due to the completion of our transition to a subscription business. As perpetual license revenues in 2020 were de minimis, and since maintenance of perpetual license revenues are generally recognized over a twelve month period, we expected, and continue to expect less associated maintenance revenues. In each of the three months ended June 30, 2021 and 2020, our perpetual license maintenance renewal rate continued to be over 90%. In addition, newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work will continue to reduce our services revenues. As of June 30, 2021, 68% of our customers with 500 employees or more had purchased four or more licenses, compared to 58% a year ago, and 35% purchased six or more licenses, compared to 24% a year ago.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Cost of revenues	$14,201	$10,335	37.4%

	Three Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Total gross margin	83.9%	84.5%

The increase in cost of revenues was primarily related to an increase of $3.1 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $0.7 million increase in amortization of acquired intangible assets and facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$33,333	$24,067	38.5%
Sales and marketing	54,919	42,983	27.8%
General and administrative	14,196	11,274	25.9%
Total operating expenses	$102,448	$78,324	30.8%

	Three Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Operating expenses:
Research and development	37.7%	36.2%
Sales and marketing	62.1%	64.6%
General and administrative	16.1%	16.9%
Total operating expenses	115.9%	117.7%

The increase in research and development expenses was primarily related to an increase of $8.8 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products, including personnel costs related to our acquisition in the fourth quarter of 2020.

The increase in sales and marketing expenses was primarily related to a $12.1 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. This was partially offset by a $0.3 million decrease in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $2.7 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $0.1 million increase in other expenses mainly relating to rent and facilities.

Financial Expenses, Net

	Three Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Financial expenses, net	$(3,802)	$(1,845)	(106.1)%

Financial expenses, net for the three months ended June 30, 2021 was primarily due to the amortization of debt discount and issuance costs, interest expenses on our convertible senior notes and revolving credit facility and foreign currency losses. Financial expenses, net for the three months ended June 30, 2020 was primarily due to the amortization of debt discount and issuance costs, interest expenses on our convertible senior notes and foreign currency losses.

Income Taxes

	Three Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Income taxes	$(915)	$(384)	(138.3)%

Income taxes for the three months ended June 30, 2021 and 2020 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2021 and 2020

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2021 and 2020 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2021	2020
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$102,891	$54,451
Maintenance and services	59,686	65,662
Perpetual licenses	626	628
Total revenues	163,203	120,741
Cost of revenues	27,683	20,515
Gross profit	135,520	100,226
Operating expenses:
Research and development	63,395	46,755
Sales and marketing	106,412	85,563
General and administrative	28,019	22,672

Total operating expenses	197,826	154,990
Operating loss	(62,306)	(54,764)
Financial expenses, net	(4,824)	(392)
Loss before income taxes	(67,130)	(55,156)
Income taxes	(1,474)	(597)
Net loss	$(68,604)	$(55,753)

	Six Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	63.0%	45.1%
Maintenance and services	36.6	54.4
Perpetual licenses	0.4	0.5
Total revenues	100.0	100.0
Cost of revenues	17.0	17.0
Gross profit	83.0	83.0
Operating expenses:
Research and development	38.8	38.7
Sales and marketing	65.2	70.9
General and administrative	17.2	18.8
Total operating expenses	121.2	128.4

Operating loss	(38.2)	(45.4)
Financial expenses, net	(2.9)	(0.3)
Loss before income taxes	(41.1)	(45.7)
Income taxes	(0.9)	(0.5)
Net loss	(42.0)%	(46.2)%

Revenues

	Six Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$102,891	$54,451	89.0%
Maintenance and services	59,686	65,662	(9.1)%
Perpetual licenses	626	628	(0.3)%
Total revenues	$163,203	$120,741	35.2%

	Six Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	63.0%	45.1%
Maintenance and services	36.6%	54.4%
Perpetual licenses	0.4%	0.5%
Total revenues	100.0%	100.0%

Subscription revenues increased 89% from $54.5 million for the six months ended June 30, 2020 to $102.9 million for the six months ended June 30, 2021. The increase in subscription revenues was driven by both new customer acquisitions and existing customers expanding their licenses and our high subscription renewal rate. Total revenues increased approximately 35% for the six months ended June 30, 2021 as compared to 2020. ARR was $328.2 million and $235.7 million as of June 30, 2021 and 2020, respectively, representing an increase of 39%. The anticipated decrease in maintenance and services revenues was due to the completion of our transition to a subscription business. As perpetual license revenues in 2020 were de minimis, and since maintenance of perpetual license revenues are generally recognized over a twelve month period, we expected, and continue to expect less associated maintenance revenues. In each of the six months ended June 30, 2021 and 2020, our perpetual license maintenance renewal rate continued to be over 90%. In addition, newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work will continue to reduce our services revenues. As of June 30, 2021, 68% of our customers with 500 employees or more had purchased four or more licenses, compared to 58% a year ago, and 35% purchased six or more licenses, compared to 24% a year ago.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Cost of revenues	$27,683	$20,515	34.9%

	Six Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Total gross margin	83.0%	83.0%

The increase in cost of revenues was primarily related to an increase of $5.7 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $1.5 million increase in amortization of acquired intangible assets and facilities and allocated overhead costs.

Operating Expenses

	Six Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$63,395	$46,755	35.6%
Sales and marketing	106,412	85,563	24.4%
General and administrative	28,019	22,672	23.6%
Total operating expenses	$197,826	$154,990	27.6%

	Six Months Ended June 30,
	2021	2020
	(as a percentage of total revenues)
Operating expenses:
Research and development	38.8%	38.7%
Sales and marketing	65.2%	70.9%
General and administrative	17.2%	18.8%
Total operating expenses	121.2%	128.4%

The increase in research and development expenses was primarily related to an increase of $16.5 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products, including personnel costs related to our acquisition in the fourth quarter of 2020.

The increase in sales and marketing expenses was primarily related to a $23.1 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. This was partially offset by a $2.5 million decrease in expenses related to COVID-19, including reductions in travel, overall marketing expenses and facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $5.3 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Expenses, Net

	Six Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Financial expenses, net	$(4,824)	$(392)	(1,130.6)%

Financial expenses, net for the six months ended June 30, 2021 was primarily due to the amortization of debt discount and issuance costs and interest expenses on our convertible senior notes and revolving credit facility. Financial expenses, net for the six months ended June 30, 2020 was primarily due to the amortization of debt discount and issuance costs and interest expenses on our convertible senior notes partially offset by interest income and foreign currency gains.

Income Taxes

	Six Months Ended June 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Income taxes	$(1,474)	$(597)	(146.9)%

Income taxes for the six months ended June 30, 2021 and 2020 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2021	2020
	(unaudited) (in thousands)
Net cash provided by (used in) operating activities	$11,145	$(10,804)
Net cash provided by (used in) investing activities	32,171	(38,920)
Net cash provided by financing activities	503,949	220,774
Increase in cash and cash equivalents	$547,265	$171,050

On June 30, 2021, our cash and cash equivalents, marketable securities and short-term deposits of $813.7 million were held for working capital purposes and were invested primarily in short-term deposits. We have proactively taken steps to increase available cash, including, but not limited to, issuing a follow-on offering and the 2025 Notes, and we believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

Operating Activities

Net cash provided by (used in) operating activities is driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, noncash operating lease costs and amortization of debt discount and issuance costs, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For the six months ended June 30, 2021, cash inflows from our operating activities were $11.1 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the six months ended June 30, 2021, sources of cash inflows were from changes in our working capital, including a $34.1 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2021 was 66 and 67, respectively. Additional sources of cash inflows were from a $2.3 million increase in trade payables, a $0.8 million increase in other long-term liabilities and a $0.7 million decrease in other long-term assets. This was partially offset by $0.2 million from our net loss excluding non-cash charges, a $12.9 million decrease in deferred revenues, a $7.9 million increase in prepaid expenses and other current assets (including deferred commissions) and a $5.7 million decrease in accrued expenses and other liabilities.

For the six months ended June 30, 2020, cash outflows from our operating activities were $10.8 million. For the six months ended June 30, 2020, net cash outflows from our operating activities reflect our net loss excluding non-cash charges of $9.5 million. Additional sources of cash outflows were from changes in our working capital, including a $18.6 million decrease in deferred revenues, a $8.8 million increase in prepaid expenses and other current assets (including deferred commissions), a $1.8 million decrease in accrued expenses and other liabilities, a $0.5 million decrease in trade payables and a $0.2 million increase in other long-term assets. This was partially offset by a $26.3 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2020 was 73 and 79, respectively. Additional sources of cash inflows were from a $2.2 million increase in other long-term liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2021, net cash provided by investing activities of $32.2 million was primarily attributable to a $20.2 million decrease in short-term and long-term deposits and a $14.1 million decrease in marketable securities. This was partially offset by $2.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

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

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities of $503.9 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $3.9 million of net proceeds from employee stock plans.

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

Convertible Notes

On May 11, 2020, we issued $253.0 million aggregate principal amount of the 2025 Notes. The net proceeds from the offering, after deducting initial purchaser discount and issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we entered into the Capped Call Transactions. We used $29.3 million of the net proceeds from the 2025 Notes to purchase the Capped Call Transactions, as further discussed in Note 5.

Common Stock Split

On February 8, 2021, we announced a three-for-one split of our common stock to stockholders of record as of the close of business on March 12, 2021. Trading of our common stock began on a split-adjusted basis on March 15, 2021.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2021 for the upcoming years were as follows:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations	$5,787	$16,197	$8,708	$7,357	$7,394	$28,946	$74,389

We have obligations related to unrecognized tax benefit liabilities totaling $5.2 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Among other potential impacts, ASU 2020-06 will reduce reported interest expense, and thereby decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to our 2025 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and can be adopted on either a fully retrospective or modified retrospective basis. We are currently assessing the impact of the adoption of this standard on our consolidated financial statements and will adopt on January 1, 2022.

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

Foreign Currency Exchange Risk

Approximately 30% of our revenues for the three months ended June 30, 2021 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $813.7 million as of June 30, 2021. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

As of June 30, 2021, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•Risks Related to our Ownership of our Common Stock, including (i) substantial future sales of shares of our common stock, which could cause the market price of our common stock to decline; (ii) volatility in the price of our common stock; (iii) as we do not intend to pay dividends on our common stock, the return on investment might be limited to the value of our stock; and (iv) acquisition of our Company, which may be beneficial to our stockholders, might be more difficult due to anti-takeover provisions in our charter documents and under Delaware law and provisions in the indenture for our 2025 Notes and Credit Facility, which may also prevent attempts by our stockholders to replace or remove our current management.

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

Risks Related to the Industry in which we Operate

The market for software that analyzes, secures, governs, manages and migrates enterprise data is new and may not continue to grow at the same pace.

We believe our future success depends in large part on the continued growth of the market for software that enables enterprises to analyze, secure, govern, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the potential value of their data and the risk of that data getting compromised or stolen. We must persuade them to devote a portion of their budgets to a unified platform that we offer to analyze, secure, govern, manage and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to continue to develop would materially adversely impact our results of operations.

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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as GDPR, CCPA and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in a relatively new and evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

The move to remote working has not to date materially impacted our business operations and research and development activity; however, if our employees will not be able to continue working effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, as recently seen in many places around the world, remote and hybrid work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty. While the move to remote working and virtual-only customer experience has not to date adversely impacted our sales, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

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

•our ability to continue to show the positive trends at the levels we have shown in the last several quarters for certain key performance metrics, such as renewal rates, annual recurring revenues and dollar-based net retention rate;
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

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, we may face future difficulties in gaining new customers and expanding within our existing customer base.

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
•we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings; and
•our sales force may struggle with the additional requirements of selling subscription which may lead to increased turnover rates and lower headcount.

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
•successfully manage and integrate our acquisition and any future acquisitions of businesses, including without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, there is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $68.6 million for the six months ended June 30, 2021 and net losses of $94.0 million and $78.8 million in each of the years ended December 31, 2020 and 2019, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other operating expense.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2021 and for the six months ended June 30, 2021, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our accounts receivable and contract assets are subject to collection and credit risks. These agreements may include purchase commitments for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers and resellers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed. Furthermore, as a result of the COVID-19 pandemic, existing customers may attempt to renegotiate contracts and obtain material concessions or fail to make payments on existing contracts, which may materially and negatively impact our operating results and financial condition.

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

We believe that enhancing the “Varonis” brand identity and maintaining our reputation in the IT industry is critical to our relationships with our customers and to our ability to attract new customers. Our brand recognition and reputation are dependent upon:

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. For us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2020, and 2019 and for the six months ended June 30, 2021 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2020 and for the six months ended June 30, 2021, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of July 30, 2021, we had 77 issued patents in the United States and 17 pending U.S. patent applications. We also had 45 patents issued and 59 applications pending for examination in non-U.S. jurisdictions, and two pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

In May 2020 we issued the 2025 Notes. As of June 30, 2021, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of June 30, 2021, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

As of June 30, 2021, our stock price was higher than the Cap Price under the Capped Call Transactions, hence, as of June 30, 2021, and as long as our common stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

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

The tax benefits available to our Israeli subsidiary terminated in 2020 and we expect our Israeli subsidiary to become subject to an increase in taxes.

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of December 31, 2020, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. We evaluate that a tax rate of 16% should be paid by our Israeli subsidiary under the Investment Law effective as of January 1, 2021, subject to certain approvals. To the extent we do not ultimately receive the approval, our Israeli operations will be subject to a corporate tax at the standard rate, which, as of January 1, 2021, was set at 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of June 30, 2021, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.1 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2020 and for the six months ended June 30, 2021, approximately 70% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

VARONIS SYSTEMS, INC.

August 3, 2021	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

August 3, 2021	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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