Form 10-Q
period 2021-09-30
VARONIS SYSTEMS INC
filed 2021-11-02
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 29, 2021, there were 107,323,729 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$803,144	$234,092
Marketable securities	8,010	34,117
Short-term deposits	2,276	30,053
Trade receivables (net of allowances of $2,226 and $1,250 at September 30, 2021 and December 31, 2020, respectively)	71,382	94,229
Prepaid expenses and other current assets	26,737	27,357
Total current assets	911,549	419,848

Long-term assets:
Operating lease right-of-use asset	65,223	47,924
Property and equipment, net	34,163	37,163
Intangible assets, net	4,695	5,846
Goodwill	23,135	23,135
Other assets	19,717	21,566
Total long-term assets	146,933	135,634
Total assets	$1,058,482	$555,482

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$3,446	$850
Accrued expenses and other short-term liabilities	91,917	83,198
Deferred revenues	86,253	98,588
Total current liabilities	181,616	182,636

Long-term liabilities:
Convertible senior notes, net	223,584	218,460
Operating lease liability	70,318	54,540
Deferred revenues	1,872	2,778
Other liabilities	4,122	2,997
Total long-term liabilities	299,896	278,775

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2021 and December 31, 2020; Issued and outstanding: 107,321,063 shares at September 30, 2021 and 95,456,862 shares at December 31, 2020	107	95
Accumulated other comprehensive income	2,528	9,371
Additional paid-in capital	976,995	395,347
Accumulated deficit	(402,660)	(310,742)

Total stockholders’ equity	576,970	94,071
Total liabilities and stockholders’ equity	$1,058,482	$555,482
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Subscriptions	$70,026	$44,084	$172,917	$98,535
Maintenance and services	30,003	32,294	89,689	97,956
Perpetual licenses	324	373	950	1,001
Total revenues	100,353	76,751	263,556	197,492

Cost of revenues	14,338	11,284	42,021	31,799

Gross profit	86,015	65,467	221,535	165,693

Operating expenses:
Research and development	34,344	24,670	97,739	71,425
Sales and marketing	56,229	45,435	162,641	130,998
General and administrative	13,997	11,814	42,016	34,486
Total operating expenses	104,570	81,919	302,396	236,909

Operating loss	(18,555)	(16,452)	(80,861)	(71,216)
Financial expenses, net	(3,234)	(2,553)	(8,058)	(2,945)

Loss before income taxes	(21,789)	(19,005)	(88,919)	(74,161)
Income taxes	(1,525)	(220)	(2,999)	(817)

Net loss	$(23,314)	$(19,225)	$(91,918)	$(74,978)

Net loss per share of common stock, basic and diluted	$(0.22)	$(0.20)	$(0.88)	$(0.80)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	107,028,201	94,842,726	104,595,650	94,008,375

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(23,314)	$(19,225)	$(91,918)	$(74,978)

Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(3)	(103)	(6)	(57)
Income on marketable securities reclassified into earnings, net of tax	1	32	3	59
	(2)	(71)	(3)	2

Unrealized income (loss) on derivative instruments, net of tax	2,100	(1,944)	608	(807)
Loss (income) on derivative instruments reclassified into earnings, net of tax	(2,663)	2,144	(7,448)	4,919
	(563)	200	(6,840)	4,112
Total other comprehensive income (loss)	(565)	129	(6,843)	4,114

Comprehensive loss	$(23,879)	$(19,096)	$(98,761)	$(70,864)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2019	91,749,933	92	$310,621	$(449)	$(216,732)	$93,532
Stock-based compensation expense	—	—	12,883	—	—	12,883
Common stock issued under employee stock plans, net	2,648,877	2	4,314	—	—	4,316
Unrealized income on derivative instruments	—	—	—	545	—	545
Unrealized income on available for sale securities	—	—	—	195	—	195
Net loss	—	—	—	—	(31,430)	(31,430)
Balance as of March 31, 2020	94,398,810	94	327,818	291	(248,162)	80,041
Stock-based compensation expense	—	—	17,623	—	—	17,623
Common stock issued under employee stock plans, net	231,747	1	497	—	—	498
Realized and unrealized income on derivative instruments	—	—	—	3,367	—	3,367
Unrealized loss on available for sale securities	—	—	—	(122)	—	(122)
Purchase of capped calls related to Convertible senior notes	—	—	(29,348)	—	—	(29,348)
Equity component of Convertible senior notes, net	—	—	30,794	—	—	30,794
Net loss	—	—	—	—	(24,323)	(24,323)
Balance as of June 30, 2020	94,630,557	95	347,384	3,536	(272,485)	78,530
Stock-based compensation expense	—	—	18,678	—	—	18,678
Common stock issued under employee stock plans, net	545,385	—	4,808	—	—	4,808
Realized and unrealized income on derivative instruments	—	—	—	200	—	200
Unrealized loss on available for sale securities	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(19,225)	(19,225)
Balance as of September 30, 2020	95,175,942	95	370,870	3,665	(291,710)	82,920

The accompanying notes are an integral part of these consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2020	95,456,862	$95	$395,347	$9,371	$(310,742)	$94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026			500,034
Stock-based compensation expense	—	—	21,379	—	—	21,379
Common stock issued under employee stock plans, net	2,728,995	3	3,939	—	—	3,942
Unrealized loss on derivative instruments	—	—	—	(5,185)	—	(5,185)
Unrealized income on available for sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(35,656)	(35,656)
Balance as of March 31, 2021	106,147,395	106	920,691	4,191	(346,398)	578,590
Stock-based compensation expense	—	—	25,868	—	—	25,868
Common stock issued under employee stock plans, net	766,636	1	(27)	—	—	(26)
Unrealized loss on derivative instruments	—	—	—	(1,092)	—	(1,092)
Unrealized loss on available for sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(32,948)	(32,948)
Balance as of June 30, 2021	106,914,031	107	946,532	3,093	(379,346)	570,386
Stock-based compensation expense	—	—	24,422	—	—	24,422
Common stock issued under employee stock plans, net	407,032	—	6,041	—	—	6,041
Unrealized loss on derivative instruments	—	—	—	(563)	—	(563)
Unrealized loss on available for sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(23,314)	(23,314)
Balance as of September 30, 2021	107,321,063	107	976,995	2,528	(402,660)	576,970

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(91,918)	$(74,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,271	7,319
Stock-based compensation	71,669	49,184
Amortization of deferred commissions	11,511	9,552
Noncash operating lease costs	6,201	7,226
Amortization of debt discount and issuance costs	5,124	2,427

Changes in assets and liabilities:
Trade receivables	22,847	14,939
Prepaid expenses and other current assets	568	(1,862)
Deferred commissions	(13,652)	(13,172)
Other long-term assets	819	(250)
Trade payables	2,596	(379)
Accrued expenses and other short-term liabilities	(5,057)	(1,267)
Deferred revenues	(13,241)	(16,943)
Other long-term liabilities	1,102	4,708
Net cash provided by (used in) operating activities	6,840	(13,496)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	26,106	41,482
Investment in marketable securities	—	(34,063)
Proceeds from short-term and long-term deposits	80,236	35,025
Investment in short-term and long-term deposits	(50,000)	(85,000)
Purchases of property and equipment	(4,120)	(7,001)
Net cash provided by (used in) investing activities	52,222	(49,557)

Cash flows from financing activities:
Proceeds from employee stock plans, net	9,956	9,622
Proceeds from follow-on offering, net	500,034	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	245,308
Purchases of capped calls	—	(29,348)
Net cash provided by financing activities	509,990	225,582
Increase in cash and cash equivalents	569,052	162,529
Cash and cash equivalents at beginning of period	234,092	68,929
Cash and cash equivalents at end of period	$803,144	$231,458

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,646	$1,308
Net lease liabilities arising from obtaining right-of-use assets	$22,098	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005. Varonis Systems Singapore PTE.LTD was incorporated under the laws of Singapore on September 14, 2021 and the Company currently has twelve wholly-owned subsidiaries.

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

The Company generates revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are comprised of time-based licenses whereby customers use the Company's software with related maintenance (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Subscriptions are sold on premises and are recognized from sales of subscription licenses to new and existing customers. When products are purchased as a subscription, the associated maintenance is included as part of the subscription revenues. Perpetual licenses have the same functionality as subscriptions. Maintenance and services primarily consist of fees for maintenance and services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training the Company’s customers to fully leverage the use of its products, although the user can benefit from the software without the Company's assistance. The Company sells its products worldwide directly to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $86,329 for the nine months ended September 30, 2021.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2020 and for the nine months ended September 30, 2021, there were no returns from this reseller.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets as of September 30, 2021 (unaudited)		Assets as of December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets	$108,310	$2,179	$90,452	$3,315
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other assets	$32,453	$348	$—	$—
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets	$19,247	$127	$33,977	$17

The unaudited consolidated statements of operations reflect a gain of $439 and $1,396 for the three and nine months ended September 30, 2021, respectively, related to the effective portion of the cash flow hedges and a gain of $128 and a loss of $176 for the three and nine months ended September 30, 2020, respectively. No material ineffective hedges were recognized for the three and nine months ended September 30, 2021 and 2020 in operating expenses in the consolidated statement of operations.

For the three and nine months ended September 30, 2021, the unaudited consolidated statements of operations reflect a gain of $371 and $905, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. For the three and nine months ended September 30, 2020, the unaudited consolidated statements of operations reflect a loss of $876 and $244, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

g.	Income Taxes:

The Company operates in the U.S. and in foreign jurisdictions and is subject to taxes in each country or jurisdiction in which it conducts business. Earnings from its non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, the Company has incurred accumulated net losses and has not recorded any U.S. federal tax provisions.

Because of its history of U.S. net operating losses, the Company has established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction; however, it has a net deferred tax asset for foreign jurisdictions.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2021 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its U.S. losses. For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $1,525 and $220, respectively, and $2,999 and $817 for the nine months ended September 30, 2021 and 2020, respectively, comprised primarily of foreign income taxes.

Because of its history of U.S. tax losses, all years remain open to tax audit. The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance in future periods. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

In addition, the Company is subject to the regular examinations of its income tax returns by different tax authorities. For example, it is currently subject to tax audits in Israel. The Company regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

h.	Cash, Cash Equivalents, Marketable Securities and Short-Term Investments:

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

	As of September 30, 2021
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$406,887	$—	$—	$406,887
Total	$406,887	$—	$—	$406,887

Marketable securities
US Treasury securities	$8,010	*)	$—	$8,010
Total	$8,010	*)	$—	$8,010

Short-term deposits
Term bank deposits	$2,276	$—	$—	$2,276
Total	$2,276	$—	$—	$2,276

*) Represents an amount lower than $1

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$10,712	$—	$—	$10,712
Total	$10,712	$—	$—	$10,712

Marketable securities
US Treasury securities	$34,113	$4	*)	$34,117
Total	$34,113	$4	*)	$34,117

Short-term deposits
Term bank deposits	$30,053	$—	$—	$30,053
Total	$30,053	$—	$—	$30,053

*) Represents an amount lower than $1

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of September 30, 2021 and December 31, 2020.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. As of September 30, 2021, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

i.	Business Combinations:

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

j.	Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets and Right-of-Use-Asset:

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2021, no impairment losses have been recorded.

k.	Revolving Credit Facility:

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

As of September 30, 2021, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

l.	Basic and Diluted Net Loss Per Share:

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 7,843,510 and 9,632,790 potentially dilutive shares from the conversion of outstanding stock options and restricted stock units that were not included in the calculation of diluted net loss per share for the period ending September 30, 2021 and 2020, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash and therefore will use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion will have a dilutive impact on diluted net income per share when the average market price of a common stock for a given period exceeds the conversion price of $30.71 per share.

m.	COVID-19:

In March 2020, the World Health Organization (”WHO”) declared the novel coronavirus COVID-19 ("COVID-19") a global pandemic. The pandemic adversely affected workforces, economies, and financial markets globally in 2020 and, until contained, is still expected to disrupt general business operations. The COVID-19 pandemic and the ongoing measures being taken by many governments around the world in response could in the future meaningfully impact our business, results of operations and financial condition. The Company is currently unable to predict the duration of that impact but continues to monitor its accounting estimates of the carrying value of certain assets and liabilities relating to its leases and will continue to do so as additional information is obtained or new events occur. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

n.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Among other potential impacts, ASU 2020-06 will reduce reported interest expense, and thereby decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the Company’s 2025 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and can be adopted on either a fully retrospective or modified retrospective basis. The Company plans to adopt this standard on January 1, 2022 using a modified retrospective basis which, among other impacts, will result in a reclassification of the equity components representing the conversion option of approximately $31,779 from additional paid-in capital to liabilities on its consolidated balance sheets.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2021.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands):

	As of September 30, 2021
	(unaudited)				As of December 31, 2020
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	406,887	—	—	406,887	10,712	—	—	10,712
Marketable securities:
US Treasury securities	8,010	—	—	8,010	34,117	—	—	34,117
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	2,306	—	2,306	—	3,332	—	3,332
Long-term other assets:
Forward foreign exchange contracts	—	348	—	348	—	—	—	—
Total financial assets	$414,897	$2,654	$—	$417,551	$44,829	$3,332	$—	$48,161

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of September 30, 2021.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of our operating right-of-use assets and operating lease liabilities (in thousands):

September 30, 2021
(unaudited)
Operating right-of-use assets	$65,223

Operating lease liabilities, current	$8,323
Operating lease liabilities, long-term	70,318
Total operating lease liabilities	$78,641

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

Minimum lease payments for our right-of-use assets over the remaining lease periods as of September 30, 2021, are as follows (in thousands):

September 30, 2021
(unaudited)
2021	$3,139
2022	10,641
2023	10,598
2024	9,725
2025	9,763
Thereafter	44,271

Total undiscounted lease payments	$88,137

Less: Imputed interest	(9,496)

Present value of lease liabilities	$78,641

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2021:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	8.44

Weighted average discount rate	2.86%

Total operating lease cost for the three and nine months ended September 30, 2021 was $1,738 and $4,905, respectively. Total operating lease cost for the three and nine months ended September 30, 2020 was $4,626 and $9,662, respectively.

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

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and nine months ended September 30, 2021 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands):

	Estimated Useful Life	September 30, 2021
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		1,415
Total intangible assets, net		$4,695

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $384 and $1,151 for the three and nine months ended September 30, 2021.

The following table summarizes estimated future amortization expense of our intangible assets as of September 30, 2021 (in thousands):

Years ending December 31,	Amount (unaudited)
2021	$382
2022	1,525
2023	1,525
2024	1,263
Total future amortization expense	$4,695

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

In addition, regardless of the foregoing circumstances, on or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes at any time. During the three months ended September 30, 2021, the conversion feature of the 2025 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from October 1, 2021 through December 31, 2021. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. The Company has not received any conversion notices through the issuance date of our consolidated financial statements. Since the Company may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, it has continued to classify the 2025 Notes as long-term debt on its consolidated balance sheet as of September 30, 2021. Upon conversion, the 2025 Notes may be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock in the manner and subject to the terms and conditions provided in the Indenture.

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

The net carrying amount of the liability and equity components of the 2025 Notes was as follows (in thousands):

September 30, 2021
(unaudited)
Liability component
Principal	$253,000
Unamortized discount	(24,196)
Unamortized issuance costs	(5,220)
Net carrying amount	$223,584

Equity component, net of discount and issuance costs	$30,794

The interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Contractual interest expense	$792	$791	$2,372	$1,221
Amortization of debt discount	1,420	1,354	4,214	1,996
Amortization of debt issuance costs	306	292	909	430
Total	$2,518	$2,437	$7,495	$3,647

As of September 30, 2021, the total estimated fair value of the 2025 Notes was approximately $523,624. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the option counterparties, and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital. Based on our common stock price as of September 30, 2021, the Cap Price under the Capped Call Transactions was exceeded, hence as of September 30, 2021, and as long as our Common Stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

NOTE 6:    STOCKHOLDERS’ EQUITY

a. On December 30, 2005, the Company’s board of directors adopted the Varonis Systems, Inc. 2005 Stock Plan (the “2005 Plan”). As of December 31, 2013, the Company had reserved 14,139,957 shares of common stock available for issuance to employees, directors, officers and consultants of the Company and its subsidiaries. The awards generally vest over four years. No awards were granted under the 2005 Plan subsequent to December 31, 2013, and no further awards will be granted under the 2005 Plan.

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

A summary of employees’ stock options activities during the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2021	1,022,763	$6.862	$47,417	3.452
Granted	—	$—
Exercised	(187,225)	$6.417
Forfeited and expired	(3,000)	$2.077

Options outstanding as of September 30, 2021	832,538	$6.979	$44,849	2.929

Options exercisable as of September 30, 2021	814,082	$7.009	$43,831	2.806

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the nine months ended September 30, 2021 was $11,519. As of September 30, 2021, there was $575 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 2.025 years.

b. The options outstanding as of September 30, 2021 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of September 30, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
	$2.933		22,068	0.411	$2.933	22,068	0.411	$2.933
$4.157	—	5.682	224,661	3.211	$4.883	206,205	2.750	$4.796
$6.503	—	8.077	438,407	2.813	$7.113	438,407	2.813	$7.113
	$9.960		120,180	3.395	$9.960	120,180	3.395	$9.960
	$13.287		27,222	2.474	$13.287	27,222	2.474	$13.287

			832,538	2.929	$6.979	814,082	2.806	$7.009

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of September 30, 2021 (unaudited) were as follows:

	Number of options outstanding and exercisable as of September 30, 2021	Exercise price per share	Exercisable through
August 2013	6,000	$7.047	August 2023
March 2014	4,950	$13.287	March 2024
May 2014	3,000	$7.337	May 2024
November 2014	9,300	$7.220	November 2024
February 2016	3,000	$5.623	February 2026

	26,250

d.	Restricted stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2021 (unaudited) is as follows:

	Number of shares underlying outstanding restricted stock units	Weighted- average grant date fair value
Unvested balance - January 1, 2021	8,388,963	$23.00
Granted	2,543,727	$65.57
Vested	(3,498,961)	$19.90
Forfeited	(449,007)	$34.51
Unvested balance – September 30, 2021	6,984,722	$39.30

As of September 30, 2021, there was $223,197 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units which is expected to be recognized over a weighted-average period of 2.326 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized non-cash stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Cost of revenues	$1,839	$1,476	$5,284	$3,615
Research and development	8,347	6,000	24,425	15,767
Sales and marketing	9,001	7,184	26,235	18,773
General and administrative	5,235	4,018	15,725	11,029

Total	$24,422	$18,678	$71,669	$49,184

g.	Follow-on offering:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$75,609	$57,140	$190,013	$140,829
EMEA (*)	22,801	17,827	67,506	51,159
Rest of World	1,943	1,784	6,037	5,504

Total revenues	$100,353	$76,751	$263,556	$197,492

(*)       Sales to customers in France accounted for $26,523 and $19,777 of the Company’s revenues for the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021 and 2020, respectively, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Long-lived assets by geographic region:
United States	$42,276	$30,938
Israel	39,570	42,471
Ireland	15,098	9,684
Other	2,442	1,994

	$99,386	$85,087

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Despite these uncertainties, we believe that COVID-19 accelerated the global digital transformation, which, as it continues to gain traction across almost all industries, changes the ways we live and work, and impacts how data is stored, managed and accessed. This transformation has fueled, and we expect will continue to fuel, the secular trends that drive demand for our products, including the shift to the cloud; increase in cybercrime; and compliance with data-driven regulations. These trends impact the way organizations operate and have increased our long-term opportunity to help our customers protect their data, detect threats and achieve regulatory compliance.

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

We currently offer more than 35 licenses across our six product families, and since commencing our transition to a subscription model in the beginning of 2019, we have seen a significant increase in the number of licenses purchased by new customers, and in the engagement of our existing customers who are adopting more licenses. As of September 30, 2021, 70% of our customers with 500 employees or more had purchased four or more licenses, compared to 60% a year ago, and 37% purchased six or more licenses, compared to 26% a year ago. We believe the increase in these metrics underscores the logic behind our transition to a subscription model and confirms how we are unleashing the potential of our platform. This is also reflected in annual recurring revenues ("ARR"), which as of September 30, 2021 grew 36% year-over-year to $354.2 million. Additionally, renewal rates of maintenance on perpetual licenses continued to be over 90% for the quarter ended September 30, 2021. As a result, virtually all of our revenues today are recurring, which provides more visibility into future revenues and places us in a stronger position.

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

Data continues to amass in new and existing data stores both on premises and in the cloud, a trend we have seen accelerate as companies around the world embark on a wave of digital transformation initiatives. As these data stores grow, the relationships between the data they hold and the users that collaborate with it grow more complex, making those relationships difficult to visualize, understand and control without automation. Because enterprises now use many different combinations of data stores and require different levels of protection, our offering provides coverage flexibility through software licensing. We aim to keep pace with the relentless growth and complexity of data, starting in 2005 with a single license, offering ten licenses at the time of our initial public offering in 2014, and today offering more than 35 licenses across the most common on premises and cloud data stores. We plan to continue investing in product development to deliver new products in the future.

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

In 2017, we introduced the Automation Engine to allow customers to automatically repair and maintain file systems so that organizations are less vulnerable to attacks and security breaches, more compliant and consistently meeting a least-privilege model. We enhanced DatAlert, which was originally introduced in 2013 to monitor and alert on sensitive data and file activity. We updated our web user interface ("UI") for DatAlert and added new threat models to detect suspicious mailbox, Exchange and Exchange Online behaviors, password resets and unusual activity from personal devices. We introduced a new security dashboard in DatAlert, along with enhanced behavioral analytics, geolocation and more to make it easier to perform security investigations and forensics. In 2017, we also released GDPR Patterns, part of the Data Classification Engine family, to help enterprises identify data that falls under the European Union's ("EU") General Data Protection Regulation ("GDPR") and expanded our offerings that can help enterprises meet compliance and regulation requirements.

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

In 2021, we introduced an update to our platform to help customers combat insider and collaboration risks in Microsoft 365. The update increases insight into organization-wide exposures in Microsoft 365, adds new threat detection capabilities in Azure AD, adds support for additional Network Attached Storage (NAS) solutions and versions, and enhances search granularity for locating sensitive and personal data. We also launched DatAdvantage Cloud, introducing licenses and support for additional cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. DatAdvantage Cloud will help customers visualize and prioritize their biggest cloud risks, proactively reduce their blast radius, and conduct faster cross-cloud investigations. Additionally, we introduced Data Classification Cloud for Google Drive and Box to help automatically identify sensitive information in these mission-critical SaaS applications. While we do not expect these products to meaningfully contribute to our 2021 revenues, we believe they offer enormous potential in extending the Varonis Data Security Platform to cloud applications where our customers continue to move sensitive data.

We have successfully completed the strategic shift to a subscription-based business model, which allows our customers to better unleash the power of our platform through faster adoption of our products. We believe the transition from a perpetual-based model to a subscription-based model has positioned us well for the future, and, although revenues are still front-end loaded, they are more predictable and recurring in nature. We currently have over thirty-five licenses. As of September 30, 2021, 70% of our customers with 500 employees or more had purchased four or more licenses, compared to 60% a year ago, and 37% purchased six or more licenses, compared to 26% a year ago. Our licenses are classified into six product families, consisting of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege, Data Transport Engine and DatAnswers. As of September 30, 2021 and 2020, 100.0% of our customers had purchased DatAdvantage; 59.9% and 56.5% of our customers, respectively, had purchased DatAlert; 59.6% and 56.0% of our customers, respectively, had purchased Data Classification Engine; 15.7% and 15.6% of our customers, respectively, had purchased DataPrivilege; 11.3% and 9.8% of our customers, respectively, had purchased Data Transport Engine; and 3.5% and 2.8% of our customers, respectively, had purchased DatAnswers. Our perpetual license maintenance renewal rate for each of the three months ended September 30, 2021 and 2020 continued to be over 90%. Our key strategies to ensure and maintain a high subscription and maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

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

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three and nine months ended September 30, 2021, approximately 75% and 72%, respectively, of our revenues were derived from North America, while approximately 23% and 26%, respectively, of our revenues were derived from EMEA, and Rest of World (“ROW”) accounted for approximately 2% of our revenues. Additionally, total revenues grew approximately 33% for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

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

We achieved significant revenue growth and scale since inception under a perpetual business model and have continued this growth following the completion of the transition to a subscription-based business model. For the three months ended September 30, 2021 and 2020, subscription revenues were $70.0 million and $44.1 million, respectively, representing year-over-year growth of 59%. For the nine months ended September 30, 2021 and 2020, subscription revenues were $172.9 million and $98.5 million, respectively, representing year-over-year growth of 75%. For the three months ended September 30, 2021 and 2020, our total revenues were $100.4 million and $76.8 million, respectively, representing year-over-year growth of 31%. For the nine months ended September 30, 2021 and 2020, our total revenues were $263.6 million and $197.5 million, respectively, representing year-over-year growth of 33%. For the three months ended September 30, 2021 and 2020, we had operating losses of $18.6 million and $16.5 million and net losses of $23.3 million and $19.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we had operating losses of $80.9 million and $71.2 million and net losses of $91.9 million and $75.0 million, respectively.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts and maintenance contracts related to perpetual licenses in effect at the end of that period. Subscription license contracts and maintenance for perpetual license contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As of September 30, 2021 and 2020, ARR was $354.2 million and $261.1 million, respectively, an increase of 36% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. The majority of maintenance revenues is derived from renewals of maintenance agreements. Historically, when purchasing a perpetual license, customers also purchased a one-year maintenance contract which customers may renew, and generally have renewed, for a fee that is based upon a percentage of the initial perpetual license fee. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period. We recognize the revenues associated with maintenance ratably, on a straight-line basis, over the associated maintenance period. We measure the perpetual license maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our perpetual license maintenance renewal rate for each of the nine months ended September 30, 2021 and 2020 continued to be over 90%. We have historically experienced growth in maintenance revenues primarily due to increased perpetual license sales to new and existing customers and high renewal rates. However, due to the completion of our transition to a subscription-based model, we have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, less associated maintenance revenues. We also offer professional services focused on training our customers in the use of our products, providing advice on deployment planning, network design, remediation, product configuration and implementation, automating and customizing reports and tuning policies and configuration. We recognize the revenues associated with these professional services, which are generally provided on a time and materials basis, as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in a more automated way and due to our planned long-term strategy to allow our channel partners to take on more professional services work. As such, our overall maintenance and services revenues is also expected to continue to decline.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	69.8%	57.4%	65.6%	49.9%
Maintenance and services	29.9	42.1	34.0	49.6
Perpetual licenses	0.3	0.5	0.4	0.5
Total revenues	100.0%	100.0%	100.0%	100.0%

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as the COVID-19 pandemic and other economic instability could also contribute to volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2021 and 2020 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2021	2020
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$70,026	$44,084
Maintenance and services	30,003	32,294
Perpetual licenses	324	373
Total revenues	100,353	76,751
Cost of revenues	14,338	11,284
Gross profit	86,015	65,467
Operating expenses:
Research and development	34,344	24,670
Sales and marketing	56,229	45,435
General and administrative	13,997	11,814
Total operating expenses	104,570	81,919
Operating loss	(18,555)	(16,452)
Financial expenses, net	(3,234)	(2,553)
Loss before income taxes	(21,789)	(19,005)
Income taxes	(1,525)	(220)
Net loss	$(23,314)	$(19,225)

	Three Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	69.8%	57.4%
Maintenance and services	29.9	42.1
Perpetual licenses	0.3	0.5
Total revenues	100.0	100.0
Cost of revenues	14.3	14.7
Gross profit	85.7	85.3
Operating expenses:
Research and development	34.2	32.1
Sales and marketing	56.0	59.2
General and administrative	14.0	15.4
Total operating expenses	104.2	106.7

Operating loss	(18.5)	(21.4)

Financial expenses, net	(3.2)	(3.4)
Loss before income taxes	(21.7)	(24.8)
Income taxes	(1.5)	(0.2)
Net loss	(23.2)%	(25.0)%

Revenues

	Three Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$70,026	$44,084	58.8%
Maintenance and services	30,003	32,294	(7.1)%
Perpetual licenses	324	373	(13.1)%
Total revenues	$100,353	$76,751	30.8%

	Three Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	69.8%	57.4%
Maintenance and services	29.9%	42.1%
Perpetual licenses	0.3%	0.5%
Total revenues	100.0%	100.0%

Subscription revenues increased 59% from $44.1 million for the three months ended September 30, 2020 to $70.0 million for the three months ended September 30, 2021. The increase in subscription revenues was driven by both new customer acquisitions and existing customers expanding their licenses and our high subscription renewal rate. Total revenues increased approximately 31% for the three months ended September 30, 2021 as compared to 2020. ARR was $354.2 million and $261.1 million as of September 30, 2021 and 2020, respectively, representing an increase of 36%. The anticipated decrease in maintenance and services revenues was due to the completion of our transition to a subscription business. As perpetual license revenues in 2020 were de minimis, and since maintenance of perpetual license revenues are generally recognized over a twelve month period, we expected, and continue to expect less associated maintenance revenues. In each of the three months ended September 30, 2021 and 2020, our perpetual license maintenance renewal rate continued to be over 90%. In addition, newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work will continue to reduce our services revenues. As of September 30, 2021, 70% of our customers with 500 employees or more had purchased four or more licenses, compared to 60% a year ago, and 37% purchased six or more licenses, compared to 26% a year ago.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Cost of revenues	$14,338	$11,284	27.1%

	Three Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Total gross margin	85.7%	85.3%

The increase in cost of revenues was primarily related to an increase of $2.8 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates.

Operating Expenses

	Three Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$34,344	$24,670	39.2%
Sales and marketing	56,229	45,435	23.8%
General and administrative	13,997	11,814	18.5%
Total operating expenses	$104,570	$81,919	27.7%

	Three Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Operating expenses:
Research and development	34.2%	32.1%
Sales and marketing	56.0%	59.2%
General and administrative	14.0%	15.4%
Total operating expenses	104.2%	106.7%

The increase in research and development expenses was primarily related to an increase of $8.8 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products, including personnel costs related to our acquisition in the fourth quarter of 2020.

The increase in sales and marketing expenses was primarily related to a $10.3 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $2.2 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Expenses, Net

	Three Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Financial expenses, net	$(3,234)	$(2,553)	(26.7)%

Financial expenses, net for the three months ended September 30, 2021 was primarily due to the amortization of debt discount and issuance costs, interest expenses on our convertible senior notes and revolving credit facility and foreign currency losses. Financial expenses, net for the three months ended September 30, 2020 was primarily due to the amortization of debt discount and issuance costs and interest expenses on our convertible senior notes and revolving credit facility.

Income Taxes

	Three Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Income taxes	$(1,525)	$(220)	(593.2)%

Income taxes for the three months ended September 30, 2021 and 2020 were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2021 and 2020 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2021	2020
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$172,917	$98,535
Maintenance and services	89,689	97,956
Perpetual licenses	950	1,001
Total revenues	263,556	197,492
Cost of revenues	42,021	31,799
Gross profit	221,535	165,693
Operating expenses:
Research and development	97,739	71,425
Sales and marketing	162,641	130,998
General and administrative	42,016	34,486

Total operating expenses	302,396	236,909
Operating loss	(80,861)	(71,216)
Financial expenses, net	(8,058)	(2,945)
Loss before income taxes	(88,919)	(74,161)
Income taxes	(2,999)	(817)
Net loss	$(91,918)	$(74,978)

	Nine Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	65.6%	49.9%
Maintenance and services	34.0	49.6
Perpetual licenses	0.4	0.5
Total revenues	100.0	100.0
Cost of revenues	15.9	16.1
Gross profit	84.1	83.9
Operating expenses:
Research and development	37.1	36.2
Sales and marketing	61.7	66.3
General and administrative	16.0	17.5
Total operating expenses	114.8	120.0

Operating loss	(30.7)	(36.1)
Financial expenses, net	(3.0)	(1.5)
Loss before income taxes	(33.7)	(37.6)
Income taxes	(1.2)	(0.4)
Net loss	(34.9)%	(38.0)%

Revenues

	Nine Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$172,917	$98,535	75.5%
Maintenance and services	89,689	97,956	(8.4)%
Perpetual licenses	950	1,001	(5.1)%
Total revenues	$263,556	$197,492	33.5%

	Nine Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	65.6%	49.9%
Maintenance and services	34.0%	49.6%
Perpetual licenses	0.4%	0.5%
Total revenues	100.0%	100.0%

Subscription revenues increased 75% from $98.5 million for the nine months ended September 30, 2020 to $172.9 million for the nine months ended September 30, 2021. The increase in subscription revenues was driven by both new customer acquisitions and existing customers expanding their licenses and our high subscription renewal rate. Total revenues increased approximately 33% for the nine months ended September 30, 2021 as compared to 2020. ARR was $354.2 million and $261.1 million as of September 30, 2021 and 2020, respectively, representing an increase of 36%. The anticipated decrease in maintenance and services revenues was due to the completion of our transition to a subscription business. As perpetual license revenues in 2020 were de minimis, and since maintenance of perpetual license revenues are generally recognized over a twelve month period, we expected, and continue to expect less associated maintenance revenues. In each of the nine months ended September 30, 2021 and 2020, our perpetual license maintenance renewal rate continued to be over 90%. In addition, newer licenses providing remediation in a more automated way and the long-term strategic shift of having our channel partners take on more professional services work will continue to reduce our services revenues. As of September 30, 2021, 70% of our customers with 500 employees or more had purchased four or more licenses, compared to 60% a year ago, and 37% purchased six or more licenses, compared to 26% a year ago.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Cost of revenues	$42,021	$31,799	32.1%

	Nine Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Total gross margin	84.1%	83.9%

The increase in cost of revenues was primarily related to an increase of $8.5 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $1.6 million increase in amortization of acquired intangible assets and facilities and allocated overhead costs.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$97,739	$71,425	36.8%
Sales and marketing	162,641	130,998	24.2%
General and administrative	42,016	34,486	21.8%
Total operating expenses	$302,396	$236,909	27.6%

	Nine Months Ended September 30,
	2021	2020
	(as a percentage of total revenues)
Operating expenses:
Research and development	37.1%	36.2%
Sales and marketing	61.7%	66.3%
General and administrative	16.0%	17.5%
Total operating expenses	114.8%	120.0%

The increase in research and development expenses was primarily related to an increase of $25.3 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products, including personnel costs related to our acquisition in the fourth quarter of 2020.

The increase in sales and marketing expenses was primarily related to a $33.4 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. This was partially offset by a $2.3 million decrease in expenses related to COVID-19, including reductions in travel, overall marketing expenses and facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $7.5 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Expenses, Net

	Nine Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Financial expenses, net	$(8,058)	$(2,945)	(173.6)%

Financial expenses, net for the nine months ended September 30, 2021 was primarily due to the amortization of debt discount and issuance costs and interest expenses on our convertible senior notes and revolving credit facility. Financial expenses, net for the nine months ended September 30, 2020 was primarily due to the amortization of debt discount and issuance costs and interest expenses on our convertible senior notes and revolving credit facility partially offset by interest income and foreign currency gains.

Income Taxes

	Nine Months Ended September 30,
	2021	2020	% Change
	(unaudited) (in thousands)
Income taxes	$(2,999)	$(817)	(267.1)%

Income taxes for the nine months ended September 30, 2021 and 2020 were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2021	2020
	(unaudited) (in thousands)
Net cash provided by (used in) operating activities	$6,840	$(13,496)
Net cash provided by (used in) investing activities	52,222	(49,557)
Net cash provided by financing activities	509,990	225,582
Increase in cash and cash equivalents	$569,052	$162,529

On September 30, 2021, our cash and cash equivalents, marketable securities and short-term deposits of $813.4 million were held for working capital purposes and were invested primarily in money market funds. We have proactively taken steps to increase available cash, including, but not limited to, issuing a follow-on offering and the 2025 Notes, and we believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the nine months ended September 30, 2021, cash inflows from our operating activities were $6.8 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the nine months ended September 30, 2021, sources of cash inflows were $10.9 million, which included our net loss of $91.9 million, offset by non-cash charges of $102.8 million. Additional sources of cash inflows were from changes in our working capital, including a $22.8 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2021 was 66 and 67, respectively. Other sources of cash inflows were from a $2.6 million increase in trade payables, a $1.1 million increase in other long-term liabilities and a $0.8 million decrease in other long-term assets. This was partially offset by a $13.2 million decrease in deferred revenues, a $13.1 million increase in prepaid expenses and other current assets (including deferred commissions) and a $5.1 million decrease in accrued expenses and other liabilities.

For the nine months ended September 30, 2020, cash outflows from our operating activities were $13.5 million. For the nine months ended September 30, 2020, sources of cash outflows were from changes in our working capital, including a $16.9 million decrease in deferred revenues, a $15.0 million increase in prepaid expenses and other current assets (including deferred commissions), a $1.3 million decrease in accrued expenses and other liabilities, a $0.4 million decrease in trade payables and a $0.3 million increase in other long-term assets. This was partially offset by a $14.9 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2020 was 70 and 76, respectively. Additional sources of cash inflows were from a $4.8 million increase in other long-term liabilities and $0.7 million from our net loss excluding non-cash charges.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2021, net cash provided by investing activities of $52.2 million was primarily attributable to $30.2 million of net proceeds from short-term and long-term deposits and $26.1 million of net proceeds from marketable securities. This was partially offset by $4.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space.

During the nine months ended September 30, 2020, net cash used in investing activities of $49.6 million was primarily attributable to a $50.0 million net increase in short-term deposits and $7.0 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with new office space. This was partially offset by a $7.4 million net decrease in marketable securities.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities of $510.0 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $10.0 million of net proceeds from employee stock plans.

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

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2021 for the upcoming years were as follows:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations	$3,139	$10,641	$10,598	$9,725	$9,763	$44,271	$88,137

We have obligations related to unrecognized tax benefit liabilities totaling $5.7 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Among other potential impacts, ASU 2020-06 will reduce reported interest expense, and thereby decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to our 2025 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and can be adopted on either a fully retrospective or modified retrospective basis. We plan to adopt this standard on January 1, 2022 using a modified retrospective basis which, among other impacts, will result in a reclassification of the equity components representing the conversion option of approximately $31.8 million from additional paid-in capital to liabilities on our consolidated balance sheets.

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

Foreign Currency Exchange Risk

Approximately 25% of our revenues for the three months ended September 30, 2021 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate dollar during the reporting period.

Historically, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS generally expected to occur within 12 months. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We also enter into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes which impacts financial income (expenses), net. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $813.4 million as of September 30, 2021. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

As of September 30, 2021, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•Risks Related to our Operations, which may adversely affect our business and results of operations and growth and the sale of our products, including (i) the effects of the global COVID-19 outbreak on our business and our customers; (ii) security breaches, cyberattacks or other cyber-risks of our IT systems; (iii) fluctuation in our quarterly results of operations due to variability in our revenues; (iv) a failure of our subscription-based business model to yield the benefits that we expect; (v) a decline and fluctuation in our customer renewal rates, which may result in a decline in our revenues and earnings; (vi) a failure to manage our business growth effectively; (vii) difficulties to evaluate and predict our future prospects and our ability to forecast our future operating results; (viii) our inability to attract new customers and expand sales to existing customers, both domestically and internationally; (ix) inability to be profitable in the future; (x) inability to maintain successful relationships with our channel partners; (xi) collection and credit risks; (xii) as related to substantial currency exchange rates fluctuation; (xiii) a failure to maintain or enhance our brand recognition or reputation; (xiv) a failure to maintain and increase our sales to customers in the public sector; (xv) failure to meet export and import controls, to which we are subject, which, in addition, could subject us to liability or impair our ability to compete in international markets; (xvi) increase in risks associated with our international activities where we have a business in countries with a history of corruption and where we have transactions with foreign governments; and (xvii) risks associated with acquisitions of other entities or business.

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

•Risks Related to our Technology, Products, Services and Intellectual Property, which could adversely affect sales of our products or future results of operations or business, including (i) a failure to continually enhance and improve our technology; (ii) our customer’s decision not to renew their subscription licenses or maintenance and support agreements or not to buy future products due to dissatisfaction with our technical support, customer success or professional services; (iii) a failure of the products in our platform to satisfy customers or to achieve increased market acceptance; (iv) interruptions or performance problems, including to our website or support website; (v) security breach of our software; (vi) as related to use of open source software, which in addition could negatively affect our ability to sell our software and subject us to possible litigation; (vii) a false detection of security breaches, false identification of malicious sources or misidentification of sensitive or regulated information; and (viii) a failure to protect our proprietary technology and intellectual property rights.

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

•Risks Related to the Ownership of our Common Stock, including (i) substantial future sales of shares of our common stock, which could cause the market price of our common stock to decline; (ii) volatility in the price of our common stock; (iii) as we do not intend to pay dividends on our common stock, the return on investment might be limited to the value of our stock; and (iv) acquisition of our Company, which may be beneficial to our stockholders, might be more difficult due to anti-takeover provisions in our charter documents and under Delaware law and provisions in the indenture for our 2025 Notes and Credit Facility, which may also prevent attempts by our stockholders to replace or remove our current management.

•General Risk Factors, which could substantially harm our business, including (i) real or perceived errors, failures or bugs in our software; (ii) risks related to international operations; (iii) the lack of available capital on acceptable terms to support our business growth; (iv) risks of fire, power outages, floods, earthquakes, pandemics and other catastrophic events, and interruption by manmade problems such as terrorism; (v) changes in financial accounting standards, which may cause adverse and unexpected revenue fluctuations and impact our reported results of operations; (vi) the lack of published research or reports about our business or the publishing of negative reports about our business, which may adversely impact our stock price and trading volume; (vii) internal control over financial reporting might not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock; and (viii) dilution of the percentage ownership of our stockholders that could cause our stock price to decline, due to future sales and issuances of our capital stock or rights to purchase capital stock.

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

Our customers span a variety of verticals, some of which have been and may continue to be impacted significantly by the economic turmoil caused by the COVID-19 pandemic. A downturn in any of our leading industries, or a reduction in any revenue-generating vertical, may cause enterprises to react to worsening conditions by reducing their spending on IT. Customers may delay or cancel IT projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

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

In addition, our current or prospective channel partners may establish cooperative relationships with future competitors. These relationships may allow future competitors to rapidly gain significant market share. These developments could also limit our ability to obtain revenues from existing and new customers.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Notably, the CCPA was expanded by the California Privacy Rights Act on November 3, 2020, and will impose additional obligations on businesses relating to personal information beginning on January 1, 2023, with enforcement beginning on July 1, 2023. In addition, Virginia recently enacted the Virginia Consumer Data Protection Act and Colorado recently enacted the Colorado Privacy Rights Act that take effect on January 1, 2023 and July 1, 2023, respectively.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the EU data protection regime, the GDPR became enforceable on May 25, 2018. Additionally, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit," has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, the United Kingdom’s government has announced that it is considering revising some aspects of its domestic data protection regime to move further away from the EU approach, and it is unclear how the two regimes will interact after that. In addition, the United Kingdom is reviewing its data transfer rules with respect to transfers to the United States and other jurisdictions. This may result in substantively different compliance obligations with respect to transfers of personal data out of the United Kingdom and the EU, respectively. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability and may otherwise adversely impact our business, financial condition and operating results.

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

The move to remote working has not to date materially impacted our business operations and research and development activity; however, if our employees will not be able to continue working effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, as recently seen in many places around the world, remote and hybrid work arrangements may increase the risk of cybersecurity incidents, data breaches or cyberattacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty. While the move to remote working and virtual-only customer experience has not to date adversely impacted our sales, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

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

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, we may face future difficulties in gaining new customers and expanding within our existing customer base.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, there is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $91.9 million for the nine months ended September 30, 2021 and net losses of $94.0 million and $78.8 million in each of the years ended December 31, 2020 and 2019, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software. In addition, as a public company, we have incurred, and will continue to incur, significant legal, accounting and other operating expense.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2021 and for the nine months ended September 30, 2021, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Our transition to a subscription-based model, and the additional demands involved in selling multiple products, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees and adequately training them due to COVID-19, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell our Data Security Platform rather than individual software products. Furthermore, based on our past experience in mature territories, it often can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations, and during the COVID-19 pandemic such training may take even longer. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past, or at all, due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions or because of the remote hiring and training process. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. For us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for each of the years ended December 31, 2020, and 2019 and for the nine months ended September 30, 2021 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2020 and for the nine months ended September 30, 2021, we generated substantially all of our revenues from sales of licenses from five of our current product families, DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of October 29, 2021, we had 78 issued patents in the United States and 16 pending U.S. patent applications. We also had 46 patents issued and 60 applications pending for examination in non-U.S. jurisdictions, and two pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We have accumulated a $206.6 million NOL since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses, restricts the use of net operating loss carryforwards arising after December 31, 2017, allows for the expensing of capital expenditures. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA, including the Build Back Better Act currently in legislative process, that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

The Organization for Economic Cooperation and Development (“OECD”) introduced the base erosion and profit shifting project which sets out a plan to address international taxation principles in a globalized, digitized business world (the “BEPS Plan”). During 2018, as part of the BEPS Plan, more than 80 countries chose to implement the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS (“MLI”). The MLI significantly changes the bilateral tax treaties signed by any country that chose to implement the MLI. In addition, during 2019 the OECD, the EU and individual countries (e.g., France, Austria and Italy) each published an initiative to tax digital transactions executed by a non-resident entity and a local end-user or local end-consumer. Under each initiative, the local payer is obligated to withhold a fixed percentage from the gross proceeds paid to the non-resident entity as a tax on executing a digital transaction in that territory, provided the entity’s sales in that territory exceeds a certain threshold (“Digital Service Tax”). As a result of participating countries adopting the international tax policies set under the BEPS Plan, MLI and Digital Service Tax, changes have been and continue to be made to numerous international tax principles and local tax regimes. Due to the expansion of our international business activities, those modifications may increase our worldwide effective tax rate, create tax and compliance obligations in jurisdictions in which we previously had none and adversely affect our financial position.

Risks Related to the 2025 Notes and Credit Facility

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In May 2020 we issued the 2025 Notes. As of September 30, 2021, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of September 30, 2021, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

As of September 30, 2021, our stock price was higher than the Cap Price under the Capped Call Transactions, hence, as of September 30, 2021, and as long as our common stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of December 31, 2020, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary under the Investment Law effective as of January 1, 2021, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate, which, as of January 1, 2021, was set at 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of September 30, 2021, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 7.8 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2020 and for the nine months ended September 30, 2021, approximately 70% and 72%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

VARONIS SYSTEMS, INC.

November 2, 2021	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

November 2, 2021	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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