Form 10-K
period 2021-12-31
VARONIS SYSTEMS INC
filed 2022-02-08
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $6.08 billion.

As of February 4, 2022, the registrant had 107,514,424 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements and Summary Risk Factors

This report contains, and management may make, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors, many of which are difficult to predict and generally beyond our control, that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the “Summary Risk Factors” below and those discussed in “Item 1A-Risk Factors” and “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

A summary of the risks that might cause actual results to differ from our expectations include, but are not limited to, the following:

•    Risks Related to the Industry in which we Operate, including (i) potential limited growth ability of the market for enterprise software; (ii) prolonged economic uncertainties or downturns; (iii) increased competition in our market; and (iv) a failure to comply with legal requirements, contractual obligations and industry standards regarding security, data protection and privacy to which we are subject.

•    Risks Related to our Operations, including (i) security breaches, cyberattacks or other cyber-risks of our IT systems; (ii) fluctuation in our quarterly results of operations due to variability in our revenues; (iii) a failure of our subscription-based business model to yield the benefits that we expect; (iv) the effects of COVID-19 on our business and our customers; (v) a decline or fluctuation in our customer renewal rates; (vi) a failure to manage our business growth effectively; (vii) difficulties in evaluating and predicting our future prospects and our ability to forecast our future operating results; (viii) our inability to attract new customers and expand sales to existing customers, both domestically and internationally; (ix) our inability to be profitable in the future; (x) our inability to maintain successful relationships with our channel partners; (xi) collection and credit risks; (xii) substantial currency exchange rates fluctuations; (xiii) a failure to maintain or enhance our brand recognition or reputation; (xiv) a failure to maintain and increase our sales to customers in the public sector; (xv) a failure to meet applicable export and import controls which could subject us to liability or impair our ability to compete in international markets; (xvi) an increase in risks associated with our international activities in countries with a history of corruption and where we have transactions with foreign governments; and (xvii) risks associated with acquisitions of other entities or business.

•    Risks Related to Human Capital, including (i) a failure to maintain sales and marketing personnel productivity and a failure to hire and integrate additional sales and marketing personnel; (ii) a failure to retain, attract and recruit highly qualified personnel; and (iii) cessation of our co-founder, Chief Executive Officer and President’s services.

•    Risks Related to our Technology, Products, Services and Intellectual Property, including (i) a failure to continually enhance and improve our technology; (ii) our customers' decision not to renew their subscription licenses or maintenance and support agreements or not buy additional products in the future; (iii) a failure of the products in our platform to achieve increased market acceptance; (iv) interruptions or performance problems, including to our website or support website; (v) security breach of our software; (vi) our use of open source software, which could negatively affect our ability to sell our software and subject us to possible litigation; (vii) false detection of security breaches, false identification of malicious sources or misidentification of sensitive or regulated information; and (viii) a failure to protect our proprietary technology and intellectual property rights.

•    Risks Related to our Tax Regime, including (i) a significant change in our effective tax rate; (ii) our ability to fully utilize our net operating loss carryforwards; (iii) our provision for income taxes or adverse outcomes resulting from examination of our income tax returns; and (iv) the enactment of tax legislation changes.

•    Risks Related to our 2025 Notes and Credit Facility, including (i) a decrease in our business flexibility and access to capital and increase of our borrowing costs; (ii) our ability to raise additional capital and burden on our future cash resources, particularly if we elect to settle our debt obligations in cash upon conversion or upon maturity or required repurchase; (iii) dilution of our existing stockholders and a potentially adverse impact to the market price of our
i

common stock due to the issuance of shares in connection with conversion of the 2025 Notes; (iv) a delay or preventing of takeover attempt of the Company due to certain provisions under the 2025 Notes; (v) the accounting method applicable to our 2025 Notes; (vi) an adverse effect on the value of the 2025 Notes and our common stock due to the capped call transactions; and (vii) the default of all or some of the financial institutions which are counterparties to the capped call transactions, which may cause the protection under the capped call transactions to be unavailable.

•    Risks Related to our International Operations, including (i) international conflicts and business conditions, which may limit our ability to develop and sell our products and (ii) unavailability of or failure to meet certain conditions to receive certain tax benefits which were available to our Israeli subsidiary.

•    Risks Related to the Ownership of our Common Stock, including (i) substantial future sales of shares of our common stock; (ii) volatility in the price of our common stock; (iii) our intention to not pay dividends on our common stock; and (iv) anti-takeover provisions in our charter documents and under Delaware law and provisions in the indenture for our 2025 Notes and Credit Facility, which may discourage the acquisition of our Company and attempts by our stockholders to replace or remove our current management.

•    General Risk Factors, including (i) real or perceived errors, failures or bugs in our software; (ii) the lack of available capital on acceptable terms to support our business growth; (iii) risks of fire, power outages, floods, earthquakes, pandemics and other catastrophic events, and interruption by manmade problems such as terrorism; (iv) changes in financial accounting standards which may adversely impact our reported results of operations; (v) publishing of negative reports about our business; (vi) internal controls over financial reporting which might be determined to be ineffective; and (vii) dilution of the percentage ownership of our stockholders which could cause our stock price to decline, due to future sales and issuances of our capital stock or rights to purchase capital stock.

ii

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2021

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

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because more than 15 years ago we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change both the global economy and the risk profiles of corporations and governments. This conviction has only strengthened over time. Since our founding, our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

Data continues to grow in new and existing data stores both on-premises and in the cloud, a trend we have seen accelerate as companies around the world undergo a wave of digital transformation initiatives which have significantly impacted how they must approach data security. These data stores facilitate rapid collaboration from a hybrid workforce, but as these data stores grow in size and criticality, the relationships between the data they hold and the users that collaborate with it grow more complex, making those relationships difficult to visualize, understand and control without automation.

In addition to data growth, companies face an environment where threat actors continue to refine their strategies to monetize sensitive data, as well as the risk of substantial fines for noncompliance with data-centric regulations. At the same time, organizations are seeing a global scarcity of in-house technical expertise, as the demand for cybersecurity professionals significantly outpaces supply, and IT and security experts are under pressure to solve growing problems with fewer resources. We believe that these trends provide us a long-term opportunity to fulfill our mission of protecting sensitive data for customers, regardless of size, industry or region.

Because enterprises now use many different combinations of data stores and require varying levels of automated protection, our offering provides coverage flexibility through software licensing. We aim to keep pace with the relentless growth and complexity of data, starting in 2005 with a single license, offering ten licenses at the time of our initial public offering in 2014, and today offering more than 35 licenses across the most common on-premises and cloud data stores and applications. In 2021, we launched our DatAdvantage Cloud solution that centrally monitors and protects data across multiple Software-as-a-Service ("SaaS") applications, as well as Data Classification Cloud to help automatically identify sensitive information. We plan to continue investing in product development to deliver new products and to enhance our existing products.

Our software specializes in data protection, threat detection and response, data privacy and compliance. Varonis software enables enterprises to protect data stored on-premises and in the cloud including: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built an integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform, built on patented technology, helps enterprises protect data against cyberattacks from both internal and external threats. Our products enable enterprises to analyze data, account activity and user behavior to detect and prevent attacks. Our Data Security Platform prevents or limits unauthorized use of sensitive information, detects and prevents potential cyberattacks and limits potential damage by automatically locking down data, allowing access to only those who need it and automating the removal of stale data when it is no longer useful. Our products efficiently sustain a secure state with automation and address additional important use cases including data protection, data governance, Zero Trust, compliance, data privacy, classification and threat detection and response. Our Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. Our Data Security Platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage. In doing so, our platform provides real-time intelligence about an enterprise’s massive volumes of data, making it more secure, accessible and manageable.

We believe that the technology underlying our Data Security Platform, along with the technical experts within the Company who continue to expand and improve our platform, is our primary competitive advantage. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform. Our belief in our technological advantage stems from us having developed a way to do each of the following:

•analyze the relationships between users and data with sophisticated algorithms, including cluster analyses and machine learning;
•visualize and depict the analyses in an intuitive manner, including simulating contemplated changes and automatically executing tasks that are becoming increasingly more complex for IT and business personnel;
•identify and automatically classify data as sensitive, critical, private or regulated, to help organizations ensure compliance with regulations, including the General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA");

•automate remediation to directory service objects and access controls on large file systems to safely ensure a Zero Trust or least privilege model;
•profile users, devices and data to detect suspicious account behavior and unusual file and email activity using deep analysis of metadata, machine learning and user behavior analytics;
•profile cloud configuration and interconnectivity to identify potential exposure and abuse;
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
The broad applicability of our technology has resulted in our customers deploying our platform for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for securing enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, the growing volumes and complexity of their enterprise data and the associated security concerns.

In the first quarter of 2019, to deliver on the customer demand to purchase a greater number of our software licenses, we announced our transition to a subscription-based business model, whereby the customer has the right to use our software over a designated period of time. As we have completed this transition, our subscription revenues now account for substantially all of our total license revenues.

Size of Our Market Opportunity

The International Data Corporation’s Global DataSphere Forecast, 2021-2025 (the "study") predicts that global data creation and replication will grow to 181 Zettabytes (or 181 trillion Gigabytes) in 2025. This is up from its earlier forecast of 175 Zettabytes in the prior year and compared to 45 Zettabytes in 2019. We expect this growth to continue further creating a need for technologies that use automation to protect and manage data.

We believe that the diverse functionalities offered by our platform position us at the intersection of several powerful trends in the digital universe. We further believe that the business intelligence and functionalities delivered by our platform define a new market. Although we are not aware of any third party studies that accurately define our addressable market, the functionality of our software platform, including our expansion to support cloud applications and data stores, overlaps with portions of several established and growing enterprise software markets as defined in 2021 by Gartner, Inc., including application software ($50.1 billion), security software ($49.7 billion), IT operations management ($33.9 billion), infrastructure software ($23.3 billion), storage management ($15.5 billion), content services ($7.0 billion), data integration ($5.8 billion) and cloud access and cloud workload protection software ($2.2 billion). We believe that our comprehensive product offering will attract a meaningful portion of this overall spend, and we estimate that our total addressable market is approximately 20% of these markets. We have also attempted to measure our total addressable market by utilizing estimates from Forrester regarding the number of companies in North America and Europe that fit our target criteria, and then assuming that each customer purchases the double-digit number of licenses that we aim to sell to all of our customers. In both the “top-down” approach utilizing Gartner industry spend estimates, and the “bottoms-up” approach utilizing Forrester customer estimates, we estimate a total addressable market of more than $37.0 billion.

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

Key Benefits of Our Technology

Data Protection

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including data governance, least privilege and Zero Trust, as well as intelligent retention. Moreover, our solution is applicable across most major enterprise data stores and SaaS applications (Windows, UNIX/Linux, Intranets, email systems, Microsoft 365, including SharePoint Online and OneDrive for Business, Salesforce, AWS, Google Drive and Box).

Actionable Insight and Automation. Our products help customers identify and prioritize risks to their data and automatically remediate exposures so that they are less vulnerable to internal and external threats, more compliant and consistently follow a least privilege model. Because of the complexity present in even modest enterprises, we believe that effective remediation is impossible at scale without intelligent automation.

Visibility and Data Monitoring Capabilities All in One Place. Our solution combines analysis from disparate on-premises and cloud stores and infrastructure and presents them in a single view, even as data storage and user access become more dispersed and complex in hybrid environments.

Fast Time to Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our Data Security Platform can be installed within hours and allows customers to realize real value once used. We designed our platform to operate on commodity hardware on-premises or in the cloud, with standard operating systems, further reducing the cost of ownership of our product.

Ease of Use. While we utilize complex data structures and algorithms in our data engine, we abstract that complexity to provide a sleek, intuitive interface. Our software is accessible through either a local client or a standard web browser and requires limited training, saving time and cost and making it accessible to a broader set of users.

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly scalable and flexible, allowing our customers to analyze vast amounts of enterprise data. Moreover, our proprietary platform is built with a modular architecture, allowing customers to grow into the full capabilities of our solutions over time.

Threat Detection and Response

Threat Detection and Response with User, Data and System Context. Our solutions combine classification and data access governance with User and Entity Behavior Analytics (UEBA) on data stores, cloud applications, directory services and perimeter devices, including Domain Name System ("DNS"), VPN and web proxy, for accurate detection and risk reduction. Our solutions reduce risk relating to unauthorized use and cyberattacks and reduce incident time to detection (TTD) and time to resolution (TTR).

Protect Data from Insider Threats, Data Breaches, Malware and Cyberattacks. Our solutions analyze how employee accounts, service accounts and admin accounts use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers are able to detect advanced persistent threats (APTs), cybercriminals, rogue insiders, attackers that have compromised internal systems and employee accounts, malware, ransomware and other significant threats.

Compliance

Discover and Identify Regulated Data. Our solutions automatically discover, identify and classify sensitive, critical and regulated data to help meet privacy and compliance requirements.

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

Fulfill Data Subject Access Requests (DSARs) and Protect Consumer Data. Our solutions help fulfill data subject access requests from file systems on-premises and in the cloud. Customers can easily find relevant files, pinpoint who has access and enforce policies to move and quarantine regulated data.

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to protect their data. The following are key elements of our growth strategy.

Extend Our Technological Capabilities Through Innovation and Strategic Transactions. We intend to increase, in absolute dollars, our current level of investment in product development in order to enhance existing products to address new use cases and continue to deliver new products. We believe that the flexibility, sophistication and broad applicability of our platform will allow us to use this framework as the core of numerous future products built on our same core technology. Our ability to leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs and help us further penetrate and grow our addressable markets. Additionally, we recently introduced new licenses into our platform to cover additional cloud applications and infrastructure that were further developed by us after acquiring a provider of software that maps and analyzes relationships between users and data across a number of cloud applications and services. We will continue to seek additional opportunities to extend our technological capabilities and grow our business, from continued organic investments in our research and development efforts to technological tuck-in acquisitions.

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns continue to drive demand for data protection, compliance and threat detection and response solutions. We intend to capitalize on this demand by targeting new customers, underpenetrated markets and use cases for our solutions. Our solutions address the needs of customers of all sizes, ranging from small and medium businesses to large multinational companies with hundreds of thousands of employees and petabytes of data. Although our solutions are applicable to organizations of all sizes, we will continue our focus on targeting larger organizations who can make larger purchases with us initially and over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth and related security concerns continue across all data stores, and enterprises want to standardize solutions that help them manage, protect and extract more value from their data, wherever it is stored. We expect to continue to drive incremental sales from our existing customers through the increased use of our software within our installed base by expanding footprint and usage. The Varonis Data Security Platform currently has over thirty-five licenses. As of December 31, 2021, 73% of our customers with 500 employees or more had purchased four or more licenses and 41% purchased six or more licenses. We believe our existing customer base serves as a strong source of incremental revenues given our broad platform of products, their growing volume and complexity of enterprise data and the associated security concerns. As we continue to innovate and expand our product offering, we expect to have an even broader suite of products to offer our customers. Our perpetual license maintenance renewal rate ("maintenance renewal rate") for the year ended December 31, 2021 continued to be over 90%. Our key strategies to ensure a high renewal rate for our products include focusing on the quality and reliability of our customer service and support teams and providing software upgrades and enhancements when available.

Grow Sales from Our Newer Licenses and Functionality. We continue to introduce additional licenses and enhancements to existing products to support new functionalities and believe these can also be a meaningful contributor to our growth. These include:
•In 2021, we introduced an update to our platform to help customers combat insider and collaboration risks related to Microsoft 365. The update increases insight into organization-wide exposures in Microsoft 365, adds new threat detection capabilities in Azure AD, adds support for additional Network Attached Storage ("NAS") solutions and versions, and enhances search granularity for locating sensitive and personal data. We also launched DatAdvantage Cloud, introducing licenses and support for additional cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. DatAdvantage Cloud will help customers visualize and prioritize their biggest cloud risks, proactively reduce their blast radius, and conduct faster cross-cloud investigations. Additionally, we introduced Data Classification Cloud for Google Drive and Box to help automatically identify sensitive information in these mission-critical SaaS applications. While these products did not meaningfully contribute to our 2021 revenues, we believe they offer significant potential in extending the Varonis Data Security Platform to cloud applications where our customers continue to move sensitive data.

•In October 2020, we announced the acquisition of Polyrize Security Ltd. ("Polyrize"), whose technology led to the launch of the DatAdvantage Cloud and Data Classification Cloud licenses described above. Additionally, in the second quarter of 2020, we introduced a Remote Work Update to our platform to increase visibility into potential security issues related to remote work, including dashboards for unusual VPN, DNS and Web usage; comprehensive Microsoft Teams visibility; out-of-the-box reports for pinpointing exposed cloud data; and more threat models for Microsoft 365.

•In 2019, we announced Version 7 of our Data Security Platform, which included new dashboards to assess compliance and Active Directory risk and GDPR security risks so that customers can more easily identify critical risk in their hybrid environments, including vulnerable user accounts, at-risk cloud data and potential compliance violations, as well as performance enhancements, such as the usage of SOLR, for faster, more scalable event retrieval and investigation. We also added classification functionality to help enterprises automatically discover and classify data that falls under data covered by the CCPA. We added threat intelligence to our security insights, built incident response playbooks directly into the User Interface ("UI") and made usability and performance improvements.

•In 2018, we introduced Varonis Edge, which analyzes perimeter devices like DNS, VPN and web proxy to detect attacks like malware, APT intrusion and data exfiltration, and enable enterprises to correlate events and alerts to track potential data leaks and spot vulnerabilities at the point of entry. We also released Data Classification Labels, integrating with Microsoft Information Protection ("MIP") to help enterprises better classify, track and secure files across enterprise data stores and to address additional compliance requirements from new data privacy laws and standards.

Expand Our Sales Force. Continuing to expand our sales force will be essential to achieving our customer base expansion goals. The sales force and our approach to introducing products to the market have been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, generate a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors. We also believe our existing customers represent significant future revenue opportunities for us. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force to efficiently identify leads, perform risk assessments and convert them to satisfied customers, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Establish Our Data Security Platform as the Industry Standard. We have worked with several of the leading providers of NAS and hybrid cloud storage, including Dell/EMC, IBM, NetApp, HP, Hitachi and Nasuni in order to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to assure compatibility with their product lines. Through the use of application programming interfaces ("APIs"), and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to pursue such collaborations wherever they advance our strategic goals, thereby expanding our reach and establishing our product user interface as the de facto industry standard when it comes to enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform in international markets to address the need for data protection and threat detection and response. Revenues from Europe, the Middle East and Africa

(“EMEA") accounted for approximately 26% and revenues from Rest of World (“ROW”) accounted for approximately 2% of our revenues, respectively, in 2021. We believe that international expansion will be a key component of our growth strategy, and we will continue to invest and market our products and services overseas.

Our Products

Our integrated platform of products currently contains more than 35 licenses. Each license utilizes our core technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture gives our clients the ability to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license, and the fully-integrated nature of our products allows individual products to enhance the functionality of the others. At the same time, the ease of consumption under a subscription-based model has allowed us to deliver on customer demand for a greater number of our licenses, providing our customers more value quicker while leading to substantial future license upsell and cross-sell opportunities.

•DatAdvantage. DatAdvantage, our flagship product, launched in 2006, captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems, Intranet servers, cloud applications and data stores, without requiring native operating system auditing functionalities or impacting performance or storage on file systems. Through an intuitive graphical interface, DatAdvantage presents insights from massive volumes of data using normal computing infrastructure. It is also our presentation layer for IT departments, which provides an interactive map of relevant users, groups and data objects, usage and content, facilitating analysis from multiple vectors. IT departments can pinpoint areas of interest starting with any metadata object, simulate changes measuring potential impact against historical access patterns, and easily execute changes on all data stores through a unified interface. DatAdvantage identifies where users have unnecessary access based on user behavior and machine learning. DatAdvantage currently contains 20 licenses, including:

◦Individual DatAdvantage licenses for on-premises data stores and infrastructure (Windows, Directory Services, SharePoint, Unix/Linux and Exchange) and cloud data stores and applications (OneDrive, SharePoint Online, Exchange Online, Azure Active Directory, Box, Google Drive, Salesforce.com, Slack, GitHub, Jira, AWS, S3, Zoom and Okta).
◦Automation Engine, introduced in 2017, which automatically repairs broken file systems and safely remediates exposures, helps customers accelerate the enforcement of a least privilege model by limiting broad access without substantial manual effort or resources.
•DatAlert. Introduced in 2013, DatAlert profiles users and devices and their associated behaviors with respect to systems and data, detects and alerts on meaningful deviations that indicate compromise, provides a web-based dashboard and investigative interface and seamlessly integrates with security information and event management systems (SIEM). DatAlert helps enterprises quickly detect suspicious activity, prevents data breaches and cyberattacks, performs security forensics, visualizes risk and prioritizes and accelerates investigation. In addition, DatAlert contains Varonis Edge, which analyzes perimeter telemetry and enables enterprises to correlate events and alerts at the perimeter with alerts and events concerning data to better spot attacks at the point of entry and egress, reducing time to detection and time to resolution for security incidents. Lastly, with the addition of DatAdvantage Cloud, we are providing alerting capabilities for cloud applications and infrastructures.

•Data Classification Engine. As the volume of an enterprise’s information grows, enterprises struggle to find and tag different types of sensitive data, such as intellectual property, regulated content, including Personal Identifiable Information (“PII”), and medical records. Furthermore, content by itself does not provide adequate context to determine ownership, relevance, or protection requirements. Introduced in 2009, Data Classification Engine identifies and tags data based on criteria set in multiple metadata dimensions and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to restrict access without disrupting workflow. Data Classification Engine provides visibility into the content of data across file systems and intranet sites and combines it with other metadata, including usage and accessibility. Data Classification Engine currently contains eight licenses, including:

◦Individual Data Classification Engine licenses for on-premises data stores and infrastructure (Windows/SharePoint and Unix) and cloud data stores (OneDrive, SharePoint Online, Google Drive and Box).

◦Data Classification Policy Pack, introduced as GDPR Patterns in 2017, builds upon the Data Classification Engine with over 400 patterns for identifying and classifying personal information specific to GDPR and CCPA.

◦Data Classification Labels, introduced in 2018, integrates with MIP to protect sensitive data across customer environments regardless of where it lives or how it is shared. Data Classification Labels allows users to automatically apply classification labels and encrypt files that it has identified as sensitive.

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

•Data Transport Engine. Introduced in 2012, Data Transport Engine provides an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention, from day-to-day maintenance to complex data store and domain migrations and archiving. Data Transport Engine ensures that data migrations automatically synchronize source and destination data with incremental copying even if the source data is still in use, translates access permissions across data stores and domains and provides reporting capabilities for data migration status. Moreover, it also provides IT personnel the flexibility to schedule recurring migrations to automatically find and move certain types of data such as sensitive or stale data and to perform active migrations, dispositions and archiving safely and efficiently. We currently offer Data Transport Engine licenses for Windows and SharePoint.

•DatAnswers. DatAnswers was introduced in 2014 to provide secure, relevant and timely search functionality for enterprise data. In 2018, we enhanced DatAnswers to help meet growing demands to comply with data privacy regulations and eDiscovery requests, and to facilitate data subject access requests. As data privacy laws are becoming more prevalent across the globe, meeting subject access requests is a primary requirement in data regulation. Compliance officers, controllers, and administrators need to identify and locate relevant content related to a data subject, a task which is becoming increasingly harder to complete, due to the growth of data, where it’s stored and how it’s accessed. DatAnswers provides elevated search for compliance and e-discovery, helping solve the growing problem of being able to fulfill subject access requests to meet data privacy laws. We currently offer DatAnswers licenses for Windows, SharePoint, OneDrive and SharePoint Online.

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

Services

Maintenance and Support of Subscription and Perpetual Licenses

Maintenance and support associated with a subscription contract is included in the Subscriptions revenue line of the statement of operations. Maintenance and support associated with perpetual licenses is included in the Maintenance and services line of the statement of operations. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services.

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

Professional Services

While users can easily download, install and deploy our software on their own, certain enterprises use our professional service team to provide fee-based services, which include training our customers in the use of our products, providing advice on network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration of our products for the particular characteristics of the customer’s environment. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in more automated ways.

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

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits as well as generating leads for our channel partners and sales force. We market our software as the Varonis Data Security Platform, a solution for securing and managing enterprise data. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our marketing organization is responsible for branding, content generation, demand generation, field marketing and product marketing, and works with our business operations team to support channel marketing and sales support programs. We provide one-on-one and community education and awareness and promote the expanded use of our software. We host in-person or virtual Varonis Connect! customer events across sales regions, as well as free, online technical webinars in multiple regions. We focus our efforts on highly relevant content creation, events, campaigns and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as information regarding product awards and technical certifications, security training, regional seminars and conferences, webinars, podcasts and various other demand-generation activities. Our marketing efforts also include public relations in multiple regions, industry analyst relations, customer marketing, account-based marketing, targeted advertising, extensive content development available through our website and content syndication, and our active blog.

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, as well as developing new products, features and functionality. Use of our products has expanded from data governance into areas such as data security, threat detection and response, privacy, accessibility and retention, and we anticipate that customer demand and innovation will drive functionality into additional areas. We regularly release new versions of our products which incorporate new features and enhancements to existing ones. We conduct the majority of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent. In addition, we continue to seek opportunities to extend our technological capabilities and grow our business from strategic technological tuck-in acquisitions.

Our research and development expense was $137.9 million, $99.4 million and $80.8 million in 2021, 2020 and 2019, respectively.

Intellectual Property

We attempt to protect our technology and the related intellectual property under patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. No single intellectual property right is solely responsible for protecting our products. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of January 28, 2022, we had 79 issued patents and 15 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2039. We also had 52 patents issued and 58 applications pending for examination in non-U.S. jurisdictions, and no pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. Certain of our patents are owned by our Israeli subsidiary. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products.

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

Moreover, we have registered the “Varonis” name and logo and “DatAdvantage,” “DataPrivilege,” “DatAlert,” “DatAnywhere” and other names in the United States and, as related to some of these names, certain other countries.

In addition to Company-owned intellectual property, we license software from third parties for integration into our solution, including open source software and other software available on commercially reasonable terms. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, such third parties may not continue to maintain such software or continue to make it available to us.

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

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering a single, integrated solution and sophisticated automation to address our customers’ needs regarding security access, governance, privacy and retention with respect to their enterprise data. However, we may not be able to remain unique in this capacity or continue to be able to compete favorably with other providers in the future.

If a more established company were to target our market, we may face significant competition. They may have competitive advantages, such as greater name recognition, larger sales, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, all of which may enable them to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we do. Increased competition could result in us failing to attract customers or maintain renewals and licenses at the same rate. It could also lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, reduced gross margins, longer sales cycles and loss of market share.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 2,065 employees and independent contractors who developed, marketed, sold and supported our technology solutions, of which 911 were in the United States, 704 were in Israel and 450 were in other countries.

We understand that our innovation leadership is ultimately rooted in our people. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, adopting progressive human capital management practices and community outreach constitute core elements of our corporate strategy.

•Offer Competitive Compensation and Benefits. We strive to ensure that our employees receive competitive and fair compensation and innovative benefit offerings, tying incentive compensation to both business and individual performance, offering competitive maternal and paternal leave policies, providing meaningful retirement and health benefits and maintaining an employee stock purchase plan. In 2021, all employees received a special allowance for home office equipment in order to allow them to continue effectively working remotely.

•Support Employee Well-being and Engagement. We support the overall well-being of our employees from a physical, emotional, financial and social perspective. We also regularly seek input from employees, including through broad employee satisfaction and pulse surveys on specific issues, intended to assess our degree of success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals. Our global well-being programs include a long-standing practice of remote working arrangements, flexible paid time off, life planning benefits, wellness platforms and employee assistance. In addition, we ensure ongoing check-ins with employees by HR and managers to provide additional channels of support.

•Promote Sense of Belonging through Diversity and Inclusion Initiatives. We conduct diversity and code of conduct trainings with employees and managers to share our views on the importance of diversity and the promotion of an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation or gender identity. We also require all employees to participate in unconscious bias training to improve awareness. We work with diversity focused candidate application platforms to increase access to diverse talent. Our customers are located in over 85 countries and our global workforce operates across cultures, functions, language barriers and time zones to provide them dedicated and ongoing support.

•Provide Programs for Employee Recognition. We offer rewards and recognition programs to our employees, including awards to recognize employees who best exemplify our values and spot awards to recognize employee contributions. We believe that these recognition programs help drive strong employee performance. We conduct semi-annual employee performance reviews, where each employee is evaluated by their personal manager and also conducts a self-assessment, a process which empowers our employees. Employee performance is assessed based on a variety of key performance metrics, including the achievement of objectives specific to the employee’s department or role. Employees have access to an internal platform to recognize their peers based on their professional and socially responsible contributions to the Company.

•Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training and education, including opportunities to cultivate talent and identify candidates for new roles from within the company, as well as management and leadership development programs. Employee training and education includes online certification, in person certification and new hire training bootcamps. We also conduct manager training programs on an annual basis, which include in-depth managerial and coaching skills, as well as tailored feedback. We have established an internal mentoring program in which seasoned employees mentor new managers based on defined goals.

•Promote Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving and employee volunteerism in the communities in which we live and work. We also provide corporate matching of employee charitable donations and flexible volunteering during work time, letting our employees know that we support the charitable efforts that matter to them.

Continued response to the COVID-19 Pandemic. We have prioritized the safety of our employees and business partners, continued to support the needs of our customers and communities, and continued to comply with state and local requirements, guidelines and recommendations. We operate in flexible and hybrid working arrangements, using digital platforms and virtual collaboration tools to maintain productivity and to remain in contact with one another and our business partners and customers. We continue to enhance and promote programs to support our employees' mental and physical well-being.

Available Information

Our website is located at www.varonis.com, and our investor relations website is located at https://ir.varonis.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC"). You may also access all of our public filings through the SEC’s website at www.sec.gov.

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

You should carefully consider the following risks and all other information contained in this report, including without limitation our consolidated financial statements and the related notes thereto and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates." The occurrence of any of the following risks could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock. The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category.

Risks Related to the Industry in which we Operate

The market for software that analyzes, secures, governs, manages and migrates enterprise data may not continue to grow at the same pace.

We believe our future success depends in large part on the continued growth of the market for software that enables enterprises to analyze, secure, govern, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the potential value of their data and the risk of that data getting compromised or stolen. Despite a number of recent high-profile cyberattacks around the world, we must still persuade them to devote a portion of their budgets to a unified platform that we offer to analyze, secure, govern, manage and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to continue to develop would materially adversely impact our results of operations.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19, changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, inflationary pressure, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

Our customers span a variety of verticals, some of which have been and may continue to be impacted significantly by the economic turmoil caused by the COVID-19 pandemic. A downturn in any of our leading industries, or a reduction in any revenue-generating vertical, may cause enterprises to react to worsening conditions by reducing their spending on IT. Customers may delay or cancel IT projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. In addition, consolidation in certain industries may result in reduced overall spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

We may face increased competition in our market.

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities that we offer. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as GDPR, CCPA and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union's ("EU") data protection regime, the GDPR, became enforceable on May 25, 2018. Additionally, the United Kingdom enacted legislation in May 2018 that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit," has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, the United Kingdom’s government has announced that it is considering revising some aspects of its domestic data protection regime to move further away from the EU approach, and it is unclear how the two regimes will interact after that. In addition, the United Kingdom is reviewing its data transfer rules with respect to transfers to the United States and other jurisdictions. This may result in substantively different compliance obligations with respect to transfers of personal data out of the United Kingdom and the EU, respectively. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability and may otherwise adversely impact our business, financial condition and operating results.

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

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including as related to financial, technology, employees, marketing, sales, etc.) which is used on a daily basis in our operations. In addition, our software involves transmission and processing of our customers' confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Being a leading pioneer in the cyber industry, we may be an attractive target for cyber attackers or other data thieves.

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

Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, theft of intellectual property, theft of internal employee’s PII/PHI information, theft of financial data and financial reports, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem and to improve technologies, may impair our ability to provide services to our customers and protect the privacy of their data, may result in product development delays, may compromise confidential or technical business information, may harm our competitive position, may result in theft or misuse of our intellectual property or other assets and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident, and other liabilities. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, we may incur significant liabilities, we could suffer harm to our reputation and competitive position, and our operating results could be negatively impacted.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future partially due to the front-loaded revenue recognition nature of our business. Additionally, we have a limited operating history under our subscription model, which makes it difficult to forecast our results. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be and are frequently performed remotely, into paying customers; however, given the spread of COVID-19 and the impact on our prospects, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period and may cause the price of our common stock to decline substantially.

If our subscription-based business model fails to continue yielding the benefits that we have achieved to date, our results of operations could be negatively impacted.

We have completed our transition to a subscription-based business model, but it is uncertain whether the benefits we have achieved will continue. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. At the start of the transition, we suffered a negative revenue and earnings impact, including on our quarterly results of operations. Such negative implications might return if we are unable to achieve the renewals we anticipate, either at all or on a timely basis.

This subscription strategy may give rise to a number of risks, including the following:

•    our revenues and cash flows may fluctuate more than anticipated over the short-term as a result of this strategy;
•    if our customers do not renew their subscriptions or do not renew them on a timely basis (including due to the economic turmoil caused by the COVID-19 pandemic), our revenues may decline and our business may suffer;
•    the shift to a subscription strategy may raise, and has raised, concerns among our customer base, including concerns regarding changes to pricing over time;
•    we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings; and
•    our sales force may struggle with the additional requirements of selling subscription renewals which may lead to increased turnover rates and lower headcount.

The global COVID-19 pandemic could have harmful effects on our business and results of operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. Many jurisdictions have required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. Extended restrictions or closures may adversely affect economies and financial markets globally. Our operations, and the operations of our customers and partners, have been disrupted and may continue to be so for a period of time that cannot currently be predicted.

The move to remote working has not to date materially impacted our business operations and research and development activity; however, if our employees are not able to continue working effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, as recently seen in many places around the world, remote and hybrid work arrangements increase the risk of cybersecurity incidents, data breaches or cyberattacks, which could have a material adverse effect on our business and results of operations if it were to happen to us, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty. While the move to remote working and virtual-only customer experience has not to date adversely impacted our sales, we have had to postpone or cancel customer and industry events or conduct them virtually, and we cannot predict with certainty the impact these changes may have on our sales.

Additionally, concerns over the economic impact of COVID-19 could cause extreme volatility in financial and other capital markets which have temporarily adversely impacted, and may in the future adversely impact, our stock price.

Overall, the COVID-19 pandemic gives rise to a number of risks, including, but not limited to, the following:

•    our ability to expand within our existing customer base, including through the adoption of additional licenses;
•    reduced economic activity which could lead to a prolonged recession, which could negatively impact consumer discretionary spending and in return could severely impact our business operations, financial condition and liquidity;
•    our ability to continue to show the positive trends at the levels we have shown in the last several quarters for certain key performance metrics, such as renewal rates and annual recurring revenues;
•    negatively affect our customer success efforts, our ability to enter into new markets and our ability to acquire new customers, in part due to potentially lower conversion rates on risk assessments and delay and lengthen our sales cycles due to virtual meetings;
•    a reduction in the number of users as customers terminate and furlough employees;
•    an increase in bad debt reserves as customers face economic hardship and collectability becomes more uncertain, including the risk of bankruptcies;
•    our ability to timely retain, attract and recruit employees and effectively train our existing employees;
•    a reduction in our operating effectiveness, employee productivity, sales and marketing efforts, as our employees work from home;
•    variability with forward-looking guidance and financial results, including management's accounting estimates and assumptions;
•    potential negative impact on the health of our personnel and staff, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption;
•    our ability to remotely develop new products and enhance existing products; and
•    our ability to raise capital.

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, we may face future difficulties in gaining new customers and expanding within our existing customer base.

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

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and the number of products purchased by existing and new customers to create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or they may elect to reduce the scope of their original purchases or delay their purchase. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns including, but not limited to, the COVID-19 pandemic, the adverse impact of import tariffs, inflation or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

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

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•    adequately and timely recruit, train, motivate and integrate new employees, including our sales force and engineers, while retaining existing employees, maintaining the beneficial aspects of our corporate culture and effectively executing our business plan, especially during this challenging period of the COVID-19 pandemic;
•    satisfy existing customers and attract new customers;
•    successfully manage and integrate any future acquisitions of businesses, including without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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
•    protect and further develop our strategic assets, including our intellectual property rights; and
•    continue to capitalize on the transition to a subscription-based business model.

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

•    continue to reap the benefits from the transition to a subscription-based model;
•    maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;
•    our ability to successfully manage and integrate any acquisitions of businesses;
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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, there is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $116.9 million, $94.0 million and $78.8 million in each of the years ended December 31, 2021, 2020 and 2019, respectively. Due to our continued investment in the growth of our business, in 2021 our operating expenses increased to $429.4 million compared to $326.8 million and $295.0 million in 2020 and 2019, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2021, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2021, approximately 72% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

•    sales and customer service challenges associated with operating in different countries;

•    increased management travel, a lack of travel due to pandemics, infrastructure and legal compliance costs associated with having multiple international operations;
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
•    the uncertainty around the effects of global pandemics, including the COVID-19 outbreak, on our business and results of operations;
•    uncertainty around a potential reverse or renegotiation of international trade agreements and partnerships;
•    compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•    ability to hire, retain and train local employees and the ability to comply with foreign labor laws and local labor requirements, such as representations by an internal labor committee in France which is affiliated with an external trade union and the applicability of collective bargaining arrangements at the national level in certain European countries;
•    compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), the U.K. Bribery Act of 2010 (the "UK Bribery Act"), import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
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

Our functional and reporting currency is the U.S. dollar, and we generate the majority of our revenues and incur the majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and the Israeli New Shekel ("NIS"). Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our subscription licenses and maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short-term after the United Kingdom's exit from the EU.

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

•    our ability to continue to offer high quality, innovative and error- and bug-free products;
•    our ability to maintain customer satisfaction with our products;
•    our ability to be responsive to customer concerns and provide high quality customer support, training and professional services;
•    our marketing efforts;
•    any misuse or perceived misuse of our products;
•    positive or negative publicity;
•    our ability to prevent or quickly react to any cyberattack on our IT systems or security breach of or related to our software;
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
•    decreases or elimination of available public sector funding;
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

As we operate and sell internationally, we are subject to the FCPA, the UK Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in Eastern Europe, South and Central America, East Asia, Africa and the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, channel partners or sales agents that could be in violation of various anti-corruption laws, even though these parties may not be under our control. While we have implemented safeguards to prevent these practices by our employees, consultants, channel partners and sales agents, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, channel partners or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions, including suspension or debarment from government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Our transition to a subscription-based model, and the additional demands involved in selling multiple products as well as new product offerings, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees and adequately training them due to COVID-19, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell our Data Security Platform rather than individual software products. Furthermore, based on our past experience in mature territories, it can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations, and during the COVID-19 pandemic such training may take even longer. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past, or at all, due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions or because of the remote hiring and training process. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

Failure to retain, attract and recruit highly qualified personnel could adversely affect our business, operating results, financial condition and growth prospects.

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain engineers. Any of our employees may terminate their employment at any time, and we face intense competition for highly skilled employees. Competition for qualified employees, particularly in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, is intense. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. In addition, during the COVID-19 pandemic, which is characterized as an unstable period, to some extent it may be more difficult to timely attract and train new employees. If we are unable to timely attract, retain or train qualified employees, particularly our engineers, salespeople and key managers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer. Lastly, equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity compensation programs or if there is a decline in our stock price, the result of which the value of our equity compensation shall be lower, we may have difficulty attracting and retaining employees.

We are dependent on the continued services and performance of our co-founder, Chief Executive Officer and President, the loss of whom could adversely affect our business.

Much of our future performance depends on the continued services and continuing contributions of our co-founder, Chief Executive Officer and President, Yakov Faitelson, to successfully manage our company, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of Mr. Faitelson's services could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

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

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their subscription licenses or maintenance and support agreements or not buy additional products in the future, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. For us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our maintenance renewal rate for each of the years ended December 31, 2021, 2020 and 2019 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2021, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of January 28, 2022, we had 79 issued patents in the United States and 15 pending U.S. patent applications. We also had 52 patents issued and 58 applications pending for examination in non-U.S. jurisdictions, and no pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We have registered the “Varonis” name and logo and “DatAdvantage,” “DataPrivilege,” “DatAlert,” “DatAnywhere” and other names in the United States and, as related to some of these names, certain other countries. However, we cannot provide assurance that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

We have accumulated a $318.3 million federal NOL since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure including a review of our intellectual property ("IP") structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification 740-10-25 (“ASC 740-10-25”). ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Our income in certain countries is subject to reduced tax rates provided we meet certain employment criteria. Failure to meet these commitments could adversely impact our provision for income taxes.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and restricts the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations.

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

In May 2020 we issued $253.0 million aggregate principal amount of 1.25% convertible senior notes due in 2025 (the "2025 Notes"). As of December 31, 2021, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of December 31, 2021, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

If the Company undergoes a “fundamental change,” subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if such fundamental change also constitutes a “make-whole fundamental change,” the conversion rate for the 2025 Notes may be increased upon conversion of the 2025 Notes in connection with such “make-whole fundamental change.” Any increase in the conversion rate will be determined based on the date on which the “make-whole fundamental change” occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase the 2025 Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, “Debt with Conversion and Other Options” (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we are required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the 2025 Notes. We also report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2025 Notes.

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

As of December 31, 2021, our stock price was higher than the Cap Price under the Capped Call Transactions, hence, as of December 31, 2021, and as long as our common stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

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

Risks Related to our International Operations

We face risks associated with operating in international markets that may limit our ability to develop and sell our products, which could result in a decrease of our revenues.

We operate on a global basis and political, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we have operations in Ukraine, which is currently experiencing tensions with Russia. Political instability and conflict in Ukraine, and any other areas in the world where we have operations, may affect our business and operations in those regions.

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

As of December 31, 2021, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.6 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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
•    failure of securities analysts to maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•    ratings changes by any securities analysts who follow our company;
•    announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•    new announcements that affect investor perception of our industry, including reports related to the discovery of significant cyberattacks;
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
•    general economic conditions in the United States and abroad, including inflationary pressures and higher interest rates;
•    changing legal or regulatory developments in the United States and other countries;
•    conversion of the 2025 Notes; and
•    other events or factors, including those resulting from war, incidents of terrorism, pandemic (such as COVID-19) or responses to these events.

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

In addition, if a “fundamental change” occurs prior to the maturity date of the 2025 Notes, holders of the 2025 Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the Indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the 2025 Notes for a holder that elects to convert its 2025 Notes in connection with such “make-whole fundamental change.” These features of the 2025 Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition. Furthermore, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2025 Notes. Last, under our Credit Facility we cannot sell or transfer or otherwise dispose of any assets of the Company to any person or entity subject to certain exceptions and we cannot merge, amalgamate or consolidate with any other entity.

General Risks Factors

Real or perceived errors, failures or bugs in our software could adversely affect our growth prospects.

Because our software uses complex technology, undetected errors, failures or bugs may occur. Our software is often installed and used in a variety of computing environments with different operating system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite testing by us, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions or delays in the use of our solutions, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

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

Changes in financial accounting standards may adversely impact our reported results of operations.

New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our operating results or the way we conduct our business.

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

We have offices in Herzliya, Israel where we employ the majority our research and development team and a portion of our support and general and administrative teams. We also have offices in North Carolina and Cork, Ireland which serve as our primary U.S. and EMEA customer support and inside sales center, respectively. Additionally, we have an office in New York City and smaller offices in France, the United Kingdom, Oregon, Virginia, Australia, Germany, the Netherlands, Luxembourg and Belgium which serve as regional sales offices and some of which are customer support centers. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

Stockholders

As of January 27, 2022, there were seven stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Issuance of Unregistered Securities

On October 29, 2021, we issued 43,439 shares of our Common Stock to the two founders of Polyrize. Such issuance was a portion of the consideration paid to the two founders in connection with the acquisition, and it was in lieu of a cash payment that otherwise would have been paid to them. Such shares were issued in reliance upon the exemption from registration available under Regulation S as the issuance of our securities was to individuals that were non-U.S. persons.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2016 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 31, 2021, the last trading day of our 2021 fiscal year, was $48.78 per share.

$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Varonis Systems, Inc.
NASDAQ Composite
NASDAQ Computer

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Varonis Systems, Inc.	$100.00	$181.16	$197.39	$289.96	$610.49	$546.04
NASDAQ Composite	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63
NASDAQ Computer	$100.00	$138.77	$133.66	$200.94	$301.37	$415.46

Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements and Summary Risk Factors” in this Annual Report.

COVID-19 and the Digital Transformation

In December 2019, COVID-19 was first reported in China; in January 2020, the World Health Organization (”WHO”) declared it a Public Health Emergency of International Concern; and in March 2020, the WHO declared it a pandemic. The ongoing measures taken by many governments around the world in response to the pandemic together with its unpredictability and duration, have meaningfully impacted businesses and changed the threat landscape of company data.
We believe that COVID-19 accelerated the global digital transformation, which, as it continues to gain traction across almost all industries, changes the way we live and work, and impacts how data is stored, managed and accessed. This transformation has fueled, and we expect will continue to fuel, the secular trends that drive demand for our products, including the shift to the cloud; increase in cybercrime; and compliance with data-driven regulations. These trends impact the way organizations operate and have increased our long-term opportunity to help our customers protect their data, detect threats and achieve regulatory compliance.

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

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because more than 15 years ago we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change both the global economy and the risk profiles of corporations and governments. This conviction has only strengthened over time. Since our founding, our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

In 2021, we introduced an update to our platform to help customers combat insider and collaboration risks in Microsoft 365. The update increases insight into organization-wide exposures related to Microsoft 365, adds new threat detection capabilities in Azure AD, adds support for additional NAS solutions and versions, and enhances search granularity for locating sensitive and personal data. We also launched DatAdvantage Cloud, introducing licenses and support for additional cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. DatAdvantage Cloud will help customers visualize and prioritize their biggest cloud risks, proactively reduce their blast radius, and conduct faster cross-cloud investigations. Additionally, we introduced Data Classification Cloud for Google Drive and Box to help automatically identify sensitive information in these mission-critical SaaS applications. While we do not expect these products to meaningfully contribute to our 2022 revenues, we believe they offer significant potential in extending the Varonis Data Security Platform to cloud applications where our customers continue to move sensitive data. For a full business and product overview, see "Part I, Item 1. Business."

In the first quarter of 2019, we announced our strategic shift to a subscription-based business model, which allows our customers to better unleash the power of our platform through faster adoption of our integrated products. The transition, which we completed in 2020, has positioned us well for the future, and, although revenues are still primarily front-end loaded, they are more predictable and recurring in nature. For the year ended December 31, 2021, 99% of our licenses revenues are subscriptions and 99% of our total revenues are recurring. We currently have over thirty-five licenses. As of December 31, 2021, 73% of our customers with 500 employees or more had purchased four or more licenses, compared to 63% a year ago, and 41% purchased six or more licenses, compared to 30% a year ago. Our maintenance renewal rate for each of the years ended December 31, 2021, 2020 and 2019 continued to be over 90%. Our key strategies to ensure and maintain a high subscription and maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time.

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the year ended December 31, 2021, 72% of our revenues were derived from North America, while approximately 26% of our revenues were derived from EMEA and approximately 2% from ROW. Additionally, total revenues grew approximately 33% for the year ended December 31, 2021. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the years ended December 31, 2021, 2020 and 2019, subscription revenues were $268.9 million, $161.2 million, and $76.7 million, respectively, representing year-over-year growth of 67% and 110%. For the years ended December 31, 2021, 2020 and 2019, our total revenues were $390.1 million, $292.7 million and $254.2 million, respectively. This represents year-over-year growth of 33% for the year ended December 31, 2021 and 15% for the year ended December 31, 2020, the year we transitioned to a subscription-based business model. For the years ended December 31, 2021, 2020 and 2019, we had operating losses of $98.7 million, $78.4 million and $76.0 million and net losses of $116.9 million, $94.0 million and $78.8 million, respectively.

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

As of December 31, 2021, 2020 and 2019, ARR was $387.1 million, $287.3 million and $210.5 million, respectively, an increase of 35% and 37% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are sold on-premises and are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In 2021, we launched our cloud offering that allow customers to use hosted software and its revenue is recognized ratably over the associated contract period. As we only introduced these licenses in the second half of 2021, the contribution to total revenues has not yet been significant, nor is it expected to be significant in 2022. Subscription licenses have become the largest component of our revenues and are expected to be an even more significant portion of our total revenues in the future. Due to the timing of the renewals and the subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the years ended December 31, 2021, 2020 and 2019 continued to be over 90%. We have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, we expect maintenance and support of perpetual licenses to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

Perpetual License Revenues. Perpetual license revenues are generally recognized with the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred. Due to the successful completion of our transition to a subscription-based business model, perpetual license revenues have meaningfully decreased and now represent an immaterial percentage of our total revenues.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of total revenues)
Revenues:
Subscriptions	68.9%	55.1%	30.1%
Maintenance and services	30.6%	44.4%	53.3%
Perpetual licenses	0.5%	0.5%	16.6%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 85 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; amortization of acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and support teams and programs that play a critical role in our subscription-based business model and our overall renewals.

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

 Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as economic instability could also contribute to volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and short-term deposits.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, we have incurred accumulated net losses and have not recorded any U.S. federal tax provision.

Because of our history of U.S. net operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards, in that jurisdiction. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to a withholding tax audit in Israel and state tax audits in the United States. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$268,942	$161,188	$76,730
Maintenance and services	119,302	130,028	135,367
Perpetual licenses	1,890	1,473	42,093
Total revenues	390,134	292,689	254,190
Cost of revenues	59,399	44,261	35,144
Gross profit	330,735	248,428	219,046
Operating expenses:
Research and development	137,882	99,363	80,764
Sales and marketing	230,314	179,902	169,898
General and administrative	61,233	47,578	44,371
Total operating expenses	429,429	326,843	295,033
Operating loss	(98,694)	(78,415)	(75,987)
Financial expenses, net	(12,145)	(7,483)	(389)
Loss before income taxes	(110,839)	(85,898)	(76,376)
Income taxes	(6,022)	(8,112)	(2,388)
Net loss	$(116,861)	$(94,010)	$(78,764)

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	68.9%	55.1%	30.1%
Maintenance and services	30.6	44.4	53.3
Perpetual licenses	0.5	0.5	16.6
Total revenues	100.0	100.0	100.0
Cost of revenues	15.2	15.1	13.8
Gross profit	84.8	84.9	86.2
Operating expenses:
Research and development	35.4	33.9	31.8
Sales and marketing	59.0	61.5	66.8
General and administrative	15.7	16.3	17.5
Total operating expenses	110.1	111.7	116.1
Operating loss	(25.3)	(26.8)	(29.9)
Financial expenses, net	(3.1)	(2.5)	(0.1)
Loss before income taxes	(28.4)	(29.3)	(30.0)
Income taxes	(1.6)	(2.8)	(1.0)
Net loss	(30.0)%	(32.1)%	(31.0)%

Comparison of Years Ended December 31, 2021 and 2020

Revenues

	Year Ended December 31,
	2021	2020	% Change
	(in thousands)
Revenues:
Subscriptions	$268,942	$161,188	66.8%
Maintenance and services	119,302	130,028	(8.2)%
Perpetual licenses	1,890	1,473	28.3%
Total revenues	$390,134	$292,689	33.3%

	Year Ended December 31,
	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	68.9%	55.1%
Maintenance and services	30.6%	44.4%
Perpetual licenses	0.5%	0.5%
Total revenues	100.0%	100.0%

Subscription revenues increased 67% from $161.2 million for the year ended December 31, 2020 to $268.9 million for the year ended December 31, 2021. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high subscription renewal rate. Total revenues increased approximately 33% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. ARR was $387.1 million and $287.3 million as of December 31, 2021 and 2020, respectively, representing an increase of 35%. The anticipated decrease in maintenance and services revenues was due to insignificant new perpetual licenses revenue despite our maintenance renewal rate continuing to be over 90% for each of the years ended December 31, 2021 and 2020, as well as, newer licenses providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future. As of December 31, 2021, 73% of our customers with 500 employees or more had purchased four or more licenses, compared to 63% a year ago, and 41% purchased six or more licenses, compared to 30% a year ago.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2021	2020	% Change
	(in thousands)
Cost of revenues	$59,399	$44,261	34.2%

	Year Ended December 31,
	2021	2020
	(as a percentage of total revenues)
Total gross margin	84.8%	84.9%

The increase in cost of revenues was primarily related to an increase of $13.4 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $1.5 million increase in amortization of acquired intangible assets and facilities and allocated overhead costs.

Operating Expenses

	Year Ended December 31,
	2021	2020	% Change
	(in thousands)
Operating costs and expenses:
Research and development	$137,882	$99,363	38.8%
Sales and marketing	230,314	179,902	28.0%
General and administrative	61,233	47,578	28.7%
Total operating expenses	$429,429	$326,843	31.4%

	Year Ended December 31,
	2021	2020
	(as a percentage of total revenues)
Operating costs and expenses:
Research and development	35.4%	33.9%
Sales and marketing	59.0%	61.5%
General and administrative	15.7%	16.3%
Total operating expenses	110.1%	111.7%

The increase in research and development expenses was primarily related to an increase of $36.7 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products, including personnel costs related to our acquisition in the fourth quarter of 2020.

The increase in sales and marketing expenses was primarily related to a $49.3 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $13.0 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Expenses, Net

	Year Ended December 31,
	2021	2020	% Change
	(in thousands)
Financial expenses, net	$(12,145)	$(7,483)	62.3%

The increase in financial expenses, net was primarily due to the amortization of debt discount and issuance costs and interest expense on our convertible senior notes and revolving credit facility.

Income Taxes

	Year Ended December 31,
	2021	2020	% Change
	(in thousands)
Income taxes	$(6,022)	$(8,112)	(25.8)%

Income taxes for the year ended December 31, 2021 were comprised primarily of foreign income taxes and state taxes. Income taxes for the year ended December 31, 2020 were comprised primarily of a one-time tax expense related to our acquisition, foreign income taxes and state taxes.

Inflation

We do not believe that inflation rates have had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Comparison of Years Ended December 31, 2020 and 2019

For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021, which comparative information is herein incorporated by reference.

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of purchasing trends, demand for our products and services is typically slowest in the first quarter, resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. We expect these seasonal patterns to continue in the future. Our gross margins and operating margins have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. Our expenses, which do not vary directly with revenues, and the seasonal pattern described above have an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. The majority of our expenses are personnel-related costs, which consists of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources as of and our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2021 and 2020. For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021, which discussion is herein incorporated by reference.

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$7,178	$(5,842)
Net cash provided by (used in) investing activities	54,379	(54,748)
Net cash provided by financing activities	510,112	225,753
Increase in cash and cash equivalents	$571,669	$165,163

On December 31, 2021, our cash and cash equivalents and short-term deposits of $807.6 million were held for working capital purposes and were held primarily in cash and money market funds. We have proactively taken steps to increase available cash, including, but not limited to, issuing a follow-on equity offering and the 2025 Notes, and we believe that our existing cash and cash equivalents, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, noncash operating lease costs and amortization of debt discount and issuance costs, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenues which represents unearned amounts billed to our channel partners, related to these sales.

For 2021, cash provided by operating activities were $7.2 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For 2021, sources of cash inflows were $33.0 million, which included our net loss of $116.9 million, offset by non-cash charges of $149.9 million. Additional sources of cash inflows were from changes in our working capital, including a $5.9 million increase in accrued expenses and other liabilities, a $5.4 million increase in deferred revenues, a $4.5 million increase in trade payables, a $1.6 million increase in other long-term liabilities and a $1.4 million decrease in other long-term assets. This was partially offset by a $23.0 million increase in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2021 was 74 and 69, respectively. Other sources of cash outflows were from a $21.7 million increase in prepaid expenses and other current assets (including deferred commissions).

For 2020, cash used in operating activities were $5.8 million.  For 2020, sources of cash outflows were from changes in working capital, including a $19.7 million increase in prepaid expenses and other current assets (including deferred commissions) and a $19.1 million increase in accounts receivable. Our DSO for the three months and year ended December 31, 2020 was 77 and 76, respectively. Additional sources of cash outflows were from a $0.3 million decrease in trade payables and a $0.2 million decrease in deferred revenues. This was partially offset by $10.4 million from our net loss excluding non-cash charges, a $16.1 million increase in accrued expenses and other liabilities, a $5.5 million increase in other long-term liabilities and a $1.4 million decrease in other long-term assets.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2021, net cash provided by investing activities of $54.4 million was primarily attributable to $34.1 million of net proceeds from marketable securities and $30.8 million of net proceeds from short-term and long-term deposits. This was partially offset by $10.5 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space.

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

Financing Activities

In 2021, net cash provided by financing activities of $510.1 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $10.1 million of net proceeds from employee stock plans.

In 2020, net cash provided by financing activities of $225.8 million was attributable to $245.3 million of net proceeds from the issuance of convertible senior notes and $9.8 million of net proceeds from employee stock plans. This was partially offset by $29.3 million related to purchases of capped calls associated with the convertible senior notes.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $90.0 million. For information regarding the revolving credit facility, refer to Note 2 of our consolidated financial statements.

As of December 31, 2021, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants.

Convertible Notes

On May 11, 2020, we issued $253.0 million aggregate principal amount of the 2025 Notes. The net proceeds from the offering, after deducting initial purchaser discount and issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we entered into the Capped Call Transactions. We used $29.3 million of the net proceeds from the 2025 Notes to purchase the Capped Call Transactions, as further discussed in Note 7 of our consolidated financial statements.

Common Stock Split

On February 8, 2021, we announced a three-for-one split of our common stock to stockholders of record as of the close of business on March 12, 2021. Trading of our common stock began on a split-adjusted basis on March 15, 2021. Common stock and per share data in this Annual Report on Form 10-K have been adjusted for the impact of the split.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2021 for the upcoming years were as follows:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Operating lease obligations	$10,932	$11,347	$9,845	$9,884	$9,998	$34,583	$86,589

We have obligations related to unrecognized tax benefit liabilities totaling $9.3 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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

Revenue Recognition:

We generate revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use our software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Perpetual licenses have the same functionality as subscriptions. Maintenance and services primarily consist of fees for maintenance and services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training our customers to fully leverage the use of our products, although the user can benefit from the software without our assistance. In 2021, we launched our cloud offering that allows customers to use hosted software. We sell our products worldwide directly to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

We recognize revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers.” As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenues when (or as) we satisfy a performance obligation.

Subscription software and perpetual license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In 2021, we launched our cloud offering that allows customers to use hosted software and its revenue is recognized ratably over the associated contract period. As we only introduced these licenses in the second half of 2021, the total revenues have not yet been significant.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) we perform under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $98.1 million for the year ended December 31, 2021.

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2021, 2020 and 2019, there were no returns from this reseller.

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

We did not adopt any new accounting standards in the period ended December 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Among other potential impacts, ASU 2020-06 will reduce reported interest expense, and thereby decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the Company’s 2025 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and can be adopted on either a fully retrospective or modified retrospective basis. We adopted this standard on January 1, 2022 using a modified retrospective basis which resulted in a decrease to accumulated deficit of $8.6 million, a decrease in additional paid-in capital of $30.8 million and an increase in liabilities of $22.1 million on our consolidated balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold financial instruments for trading or speculative purposes

Market Risk

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the years ended December 31, 2021 and 2020 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes.

During 2021, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term deposits of $807.6 million as of December 31, 2021. We hold our cash and cash equivalents and short-term deposits for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

As of December 31, 2021, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 8.	Financial Statements and Supplementary Data

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and subsidiaries (the "Company") as of December 31, 2021, and 2020 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2022, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Revenue Recognition
Description of the Matter
As described in Note 2.h to the consolidated financial statements, the Company generates revenues in the form of software license fees and related maintenance and services fees. Software license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has been transferred. The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the period.

Revenues from professional services consist mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided. The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. To account for promised goods and services, the Company allocates the transaction price to the distinct performance obligations on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred. For maintenance and professional services, the Company determines the standalone selling prices based on the price at which the Company separately sells these services. For software licenses, the Company uses the residual approach to determine the standalone selling prices due to the lack of history of selling software licenses on a standalone basis and the highly variable sales price.

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
February 8, 2022

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021, and 2020 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 8, 2022, expressed an unqualified opinion thereon.

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

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 8, 2022

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$805,761	$234,092
Marketable securities	—	34,117
Short-term deposits	1,850	30,053
Trade receivables (net of allowance of $2,754 and $1,250 at December 31, 2021 and December 31, 2020, respectively)	117,179	94,229
Prepaid expenses and other current assets	34,417	27,357
Total current assets	959,207	419,848
Long-term assets:
Operating lease right-of-use asset	63,749	47,924
Property and equipment, net	38,298	37,163
Intangible assets, net	4,313	5,846
Goodwill	23,135	23,135
Other assets	19,835	21,566
Total long-term assets	149,330	135,634
Total assets	$1,108,537	$555,482

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$5,324	$850
Accrued expenses and other short-term liabilities	102,226	83,198
Deferred revenues	104,221	98,588
Total current liabilities	211,771	182,636
Long-term liabilities:
Convertible senior notes, net	225,330	218,460
Operating lease liability	68,694	54,540
Deferred revenues	2,566	2,778
Other liabilities	3,583	2,997
Total long-term liabilities	300,173	278,775

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2021 and December 31, 2020; Issued and outstanding: 107,509,096 shares at December 31, 2021 and 95,456,862 shares at December 31, 2020	108	95
Accumulated other comprehensive income	6,083	9,371
Additional paid-in capital	1,018,005	395,347
Accumulated deficit	(427,603)	(310,742)
Total stockholders’ equity	596,593	94,071
Total liabilities and stockholders’ equity	$1,108,537	$555,482

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2021	2020	2019
Revenues:
Subscriptions	$268,942	$161,188	$76,730
Maintenance and services	119,302	130,028	135,367
Perpetual licenses	1,890	1,473	42,093
Total revenues	390,134	292,689	254,190
Cost of revenues	59,399	44,261	35,144
Gross profit	330,735	248,428	219,046

Operating expenses:
Research and development	137,882	99,363	80,764
Sales and marketing	230,314	179,902	169,898
General and administrative	61,233	47,578	44,371
Total operating expenses	429,429	326,843	295,033
Operating loss	(98,694)	(78,415)	(75,987)
Financial expenses, net	(12,145)	(7,483)	(389)
Loss before income taxes	(110,839)	(85,898)	(76,376)
Income taxes	(6,022)	(8,112)	(2,388)
Net loss	$(116,861)	$(94,010)	$(78,764)
Net loss per share of common stock, basic and diluted	$(1.11)	$(1.00)	$(0.87)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	105,305,957	94,336,893	90,772,230

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	December 31,
	2021	2020	2019
Net loss	$(116,861)	$(94,010)	$(78,764)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(7)	(94)	21
Income on marketable securities reclassified into earnings, net of tax	4	76	5
	(3)	(18)	26

Unrealized income on derivative instruments, net of tax	5,616	4,043	3,510
Loss (income) on derivative instruments reclassified into earnings, net of tax	(8,901)	5,795	(352)
	(3,285)	9,838	3,158
Total other comprehensive income (loss)	(3,288)	9,820	3,184

Comprehensive loss	$(120,149)	$(84,190)	$(75,580)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2019	88,730,640	89	266,882	(3,633)	(137,968)	125,370
Stock-based compensation expense	—	—	46,139	—	—	46,139
Common stock issued under employee stock plans, net	3,019,293	3	(2,400)	—	—	(2,397)
Unrealized income on derivative instruments	—	—	—	3,158	—	3,158
Unrealized income on available for sale securities	—	—	—	26	—	26
Net loss	—	—	—	—	(78,764)	(78,764)
Balance as of December 31, 2019	91,749,933	92	310,621	(449)	(216,732)	93,532
Stock-based compensation expense	—	—	68,585	—	—	68,585
Common stock issued under employee stock plans, net	3,600,003	3	9,788	—	—	9,791
Issuance of common stock from acquisitions	106,926	—	4,198	—	—	4,198
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	709	—	—	709
Realized and unrealized income on derivative instruments	—	—	—	9,838	—	9,838
Unrealized loss on available for sale securities	—	—	—	(18)	—	(18)
Purchase of capped calls related to Convertible senior notes	—	—	(29,348)	—	—	(29,348)
Equity component of Convertible senior notes, net	—	—	30,794	—	—	30,794
Net loss	—	—	—	—	(94,010)	(94,010)
Balance as of December 31, 2020	95,456,862	95	395,347	9,371	(310,742)	94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026	—	—	500,034
Stock-based compensation expense	—	—	109,779	—	—	109,779
Common stock issued under employee stock plans, net	4,090,696	5	12,853	—	—	12,858
Realized and unrealized loss on derivative instruments, net	—	—	—	(3,285)	—	(3,285)
Unrealized loss on available for sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(116,861)	(116,861)
Balance as of December 31, 2021	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(116,861)	$(94,010)	$(78,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,888	10,167	6,321
Stock-based compensation	109,779	68,585	46,139
Amortization of deferred commissions	14,147	13,106	13,630
Noncash operating lease costs	8,232	8,737	9,023
Amortization of debt discount and issuance costs	6,870	4,096	—
Capital loss from sale of fixed assets	—	—	45
Changes in assets and liabilities:
Trade receivables	(22,950)	(19,075)	8,173
Prepaid expenses and other current assets	(506)	(543)	(1,225)
Deferred commissions	(21,151)	(19,131)	(19,132)
Other long-term assets	1,404	1,172	81
Trade payables	4,474	(328)	(1,623)
Accrued expenses and other short-term liabilities	5,850	16,058	(886)
Deferred revenues	5,421	(169)	7,219
Other long-term liabilities	1,581	5,493	316
Net cash provided by (used in) operating activities	7,178	(5,842)	(10,683)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	34,117	51,539	65,359
Investment in marketable securities	—	(44,124)	(67,120)
Proceeds from short-term and long-term deposits	80,752	74,776	147,531
Investment in short-term and long-term deposits	(50,000)	(97,454)	(87,086)
Acquisition, net of cash acquired	—	(29,369)	—
Proceeds from sale of property and equipment	—	—	11
Purchases of property and equipment	(10,490)	(10,116)	(25,392)
Net cash provided by (used in) investing activities	54,379	(54,748)	33,303

Cash flows from financing activities:
Proceeds from follow-on offering, net	500,034	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	245,308	—
Purchases of capped calls	—	(29,348)	—
Proceeds from employee stock plans, net	10,078	9,793	(2,398)
Net cash provided by (used in) financing activities	510,112	225,753	(2,398)
Increase in cash and cash equivalents	571,669	165,163	20,222
Cash and cash equivalents at beginning of period	234,092	68,929	48,707
Cash and cash equivalents at end of period	$805,761	$234,092	$68,929

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,507	$1,342	$3,955
Lease liabilities arising from obtaining right-of-use assets	$22,156	$6,256	$10,252

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

The Company’s software products and services allow enterprises to manage, analyze, alert and secure enterprise data. Varonis focuses on protecting enterprise data including: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Through its products DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), DataPrivilege, Data Classification Engine (including Policy Pack and Data Classification Labels), Data Transport Engine and DatAnswers, the Varonis Data Security Platform detects cyberthreats from both internal and external actors by analyzing data, account activity and user behavior; prevents and limits disaster by locking down sensitive and stale data; and efficiently sustains a secure state with automation. Varonis products address additional important use cases including data protection, data governance, Zero Trust, cybercrime, compliance, data privacy, classification and threat detection and response.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to accounts receivable and credit loss allowances, fair values of stock-based awards, deferred taxes and income tax uncertainties, and contingent liabilities. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments—Debt and Equity Securities” and ASC No. 326, “Financial Instruments—Credit Losses.” The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

The Company considers all high-quality investments purchased with original maturities at the date of purchase greater than three months but less than one year to be short-term deposits. Cash equivalents, marketable securities and short-term deposits are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial expenses, net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and short-term deposits consist of the following (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$414,942	$—	$—	$414,942
Total	$414,942	$—	$—	$414,942

Short-term deposits
Term bank deposits	$1,850	$—	$—	$1,850
Total	$1,850	$—	$—	$1,850

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$10,712	$—	$—	$10,712
Total	$10,712	$—	$—	$10,712

Marketable securities
US Treasury securities	$34,113	$4	*)	$34,117
Total	$34,113	$4	*)	$34,117

Short-term deposits
Term bank deposits	$30,053	$—	$—	$30,053
Total	$30,053	$—	$—	$30,053
*) Represents an amount lower than $1.

All the US Treasury securities in marketable securities have a stated effective maturity of less than 12 months as of December 31, 2020.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses ("CECL") model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial expenses, net on the consolidated statements of operations. During the years ended December 31, 2021 and 2020, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. Deposits in U.S. dollars bore interest at a rate of 0.15%, per annum, as of December 31, 2021 and rates ranging from 0.10% - 0.16%, per annum, as of December 31, 2020. Short-term deposits are presented at cost which approximates market value due to their short maturities.

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

Goodwill represents the excess of the fair value of purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. The Company operates as one reporting segments and considers the enterprise to be the only reporting unit. If the carrying amount of our reporting unit exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No indications of impairment of goodwill were noted during the periods presented.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2021 and 2020, no impairment losses have been recorded.

g.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

h.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Perpetual licenses have the same functionality as subscriptions. Maintenance and services primarily consist of fees for maintenance and services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training the Company's customers to fully leverage the use of its products, although the user can benefit from the software without the Company's assistance. In 2021, the Company launched its cloud offering that allow customers to use hosted software. The Company sells its products worldwide directly to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

The Company recognizes revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers.” As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

Subscription software and perpetual license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In 2021, the Company launched its cloud offering that allows customers to use hosted software and its revenue is recognized ratably over the associated contract period. As the Company only introduced these licenses in the second half of 2021, the total revenues have not yet been material.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $98,085 for the year ended December 31, 2021.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2021, 2020 and 2019, there were no returns from this reseller.

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

Cost of revenues consists of the cost of maintenance and services, resulting from costs associated with support, customer success and professional services. These costs consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; amortization of acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation.

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

The stock-based compensation expenses related to employees and consultants for the years ended December 31, 2021, 2020 and 2019 amounted to $109,779, $68,585 and $46,139, respectively.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of		Assets as of
	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets	$115,710	$6,083	$90,452	$3,315
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$42,056	$(62)	$33,977	$17

For the years ended December 31, 2021, 2020 and 2019, the consolidated statements of operations reflect a gain of $8,901, $257 and $352, respectively, related to the effective portion of the cash flow hedges. No material ineffective hedges were recognized for the years ended December 31, 2021, 2020 and 2019 in operating expenses in the consolidated statement of operations.

For the years ended December 31, 2021, 2020 and 2019, the consolidated statements of operations reflect a gain of $959, a loss of $1,144 and a gain of $683, respectively, in financial expenses, net, related to the Fair Value Hedging Program.

p.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and trade receivables.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in Israel, France, Canada, the United Kingdom, Germany, the Netherlands, Ireland, Luxembourg and Australia. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with reputable financial institutions and monitors the amount of credit exposure to each financial institution.

The Company’s trade receivables are geographically diversified and derived primarily from sales to a network of distributors and VARs mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its channel partners and establishes an allowance for credit losses based upon a specific review of all significant outstanding invoices, historical collection experience, customer creditworthiness, current, and future economic and market condition. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

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

In addition, the Company also makes available pension plans to employees of other subsidiaries in which it operates. Total expenses related to retirement and severance pay amounted to $9,598, $7,169 and $6,390 for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of severance payable included in other liabilities as of December 31, 2021 and 2020 is $2,877 and $2,727, respectively.

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

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the impact of the conversion spread of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes"), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,556,245,  9,445,326 and 9,101,154 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the years ending of December 31, 2021, 2020 and 2019, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the years ending of December 31, 2021 and 2020. The Company intends to settle the principal amount of the 2025 Notes in cash and will use the if-converted method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion will have a dilutive impact on diluted net income per share when the average market price of a common stock for a given period exceeds the conversion price of $30.71 per share.

t.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2021 and 2020, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

u.	Basis of Presentation:

Certain amounts in prior years' financial statements have been recast and reclassified to conform to the current year's presentation.

v.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association (the "Credit and Security Agreement"), for a three-year secured revolving credit facility of $70,000 (the "Credit Facility"). The Credit Facility maturity date is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any convertible debt securities. The fees incurred in connection with entering into the Credit and Security Agreement are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial expenses, net on the consolidated statement of operations. The Credit Facility is secured and the Credit and Security Agreement contains customary covenants and customary events of default provisions.

As of December 31, 2021, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

w.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Among other potential impacts, ASU 2020-06 will reduce reported interest expense, and thereby decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the Company’s 2025 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted this standard on January 1, 2022 using a modified retrospective basis which resulted in a decrease to accumulated deficit of $8,647, a decrease in additional paid-in capital of $30,794 and an increase in liabilities of $22,146 on its consolidated balance sheets.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred commission	$17,930	$14,144
Prepaid expenses	6,746	7,938
Foreign currency forward contracts derivatives	6,083	3,332
Government institutions & other receivables	3,333	1,586
Short-term deposits & other	325	357
Prepaid expenses and other current assets	$34,417	$27,357

NOTE 4:- PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Cost:
Computer equipment	$23,515	$18,848
Office furniture and equipment	6,462	5,735
Leasehold improvements	42,419	37,391
	72,396	61,974
Accumulated depreciation	34,098	24,811
Property and equipment, net	$38,298	$37,163

Depreciation and amortization expense of property and equipment, net for the years ended December 31, 2021, 2020 and 2019 were $9,355, $9,903 and $6,321, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT-TERM LIABILITIES

Accrued expenses and other short-term liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Employees	$44,057	$32,593
Government authorities and other	38,487	37,268
Accrued expenses	19,620	13,337
Foreign exchange forward contract derivatives	62	—
Accrued expenses and other short-term liabilities	$102,226	$83,198

NOTE 6:- LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of its operating right-of-use assets and operating lease liabilities (in thousands):

December 31, 2021
Operating right-of-use assets	$63,749

Operating lease liabilities, current	$8,794
Operating lease liabilities, long-term	68,694
Total operating lease liabilities	$77,488

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

The Company has deposit guarantees issued by a financial institution to secure various operating lease agreements in connection with its office space.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of December 31, 2021, are as follows (in thousands):

December 31, 2021
2022	$10,932
2023	11,347
2024	9,845
2025	9,884
2026	9,998
Thereafter	34,583

Total undiscounted lease payments	$86,589

Less: Imputed interest	(9,101)

Present value of lease liabilities	$77,488

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2021:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	8.19

Weighted average discount rate	2.88%

Total operating lease cost for the years ended December 31, 2021, 2020 and 2019 were $6,920, $12,151 and $8,912, respectively.

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

The initial conversion rate for the 2025 Notes is 32.5668 shares of the Company’s common stock for each $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $30.71 per share. The conversion rate is subject to adjustment in specified events. The 2025 Notes are convertible into shares of the Company’s common stock, at the option of a holder, prior to the close of business on the business day immediately preceding February 15, 2025, under certain conditions.

In addition, on or after February 15, 2025, a holder may convert all or any portion of its 2025 Notes at any time. During the three months ended December 31, 2021, the conversion feature of the 2025 Notes was triggered and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from January 1, 2022 through March 31, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. The Company has not received any conversion notices through the issuance date of our consolidated financial statements. Since the Company may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, it has continued to classify the 2025 Notes as long-term debt on its consolidated balance sheet as of December 31, 2021.

The 2025 Notes are not redeemable at the Company’s option prior to August 20, 2023. The Company may redeem the 2025 Notes for cash, at its option, subject to the terms and conditions provided in the Indenture.

If the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2025 Notes. The Indenture includes customary terms, including certain events of default after which the 2025 Notes may be due and payable immediately.

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

The net carrying amount of the liability and equity components of the 2025 Notes was as follows (in thousands):

As of
December 31, 2021
Liability component
Principal	$253,000
Unamortized discount	(22,759)
Unamortized issuance costs	(4,911)
Net carrying amount	$225,330

Equity component, net of discount and issuance costs	$30,794

The interest expense recognized related to the 2025 Notes for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	December 31, 2021	December 31, 2020
Contractual interest expense	$3,162	$2,012
Amortization of debt discount	5,651	3,369
Amortization of debt issuance costs	1,219	727
Total	$10,032	$6,108

As of December 31, 2021, the total estimated fair value of the 2025 Notes was approximately $436,425. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

Capped Call Transactions

In May 2020, in connection with the pricing of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $47.24 (the "Cap Price").

The Capped Call Transactions are separate transactions, and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital.

NOTE 8:- BUSINESS COMBINATIONS

On October 29, 2020, the Company completed the acquisition of all the share capital of Polyrize Security Ltd. ("Polyrize"). The deal was for $39,380 and comprised of the total fair value of consideration of $29,620 (the "Purchase Price") and an aggregate conditional retention consideration of $9,760 to be paid to its founders over three years subject to their continued employment with the Company. The Purchase Price consisted of $24,713 in cash, $4,198 for the fair value of 106,926 shares of our common stock issued and $709 in fair value of replacement equity awards attributable to pre-acquisition service. The conditional retention consideration expenses related to the founders will be recorded as compensation expenses in the statement of operations over the period.

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating Polyrize with our offerings. Acquisition-related costs of $325 are included in general and administrative expenses on our consolidated statements of operations for the year ended December 31, 2020.

NOTE 9:- GOODWILL AND INTANGIBLE ASSETS

On October 29, 2020, the Company completed the acquisition of the share capital of Polyrize, a provider of software that maps and analyzes relationships between users and data across a number of cloud applications and services.
Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

All goodwill balances are subject to annual goodwill impairment testing. As of December 31, 2021, the Company concluded that no impairment for goodwill, including intangibles, was required.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

Intangible assets, net	Estimated Useful Life (in years)	December 31, 2021
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		1,797
Total intangible assets, net		$4,313

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $1,533 and $264 for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of December 31, 2021 (in thousands):

Years ending December 31,	Amount
2022	1,525
2023	1,525
2024	1,263
Total future amortization expense	$4,313

NOTE 10:- FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the years ended December 31, 2021 and 2020.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2021 and 2020 by level within the fair value hierarchy (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	$414,942	$—	$—	$414,942	$10,712	$—	$—	$10,712
Marketable securities:
US Treasury securities	—	—	—	—	34,117	—	—	34,117
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	6,083	—	6,083	—	3,332	—	3,332
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(62)	—	(62)	—	—	—	—
Total financial assets (liabilities)	$414,942	$6,021	$—	$420,963	$44,829	$3,332	$—	$48,161

See Note 7 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of December 31, 2021.

NOTE  11:- STOCKHOLDERS’ EQUITY

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2021	2020	2021	2020
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	107,509,096	95,456,862

b.	Common stock rights:

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

On February 8, 2021, the Company announced a three-for-one split of its common stock to stockholders of record as of the close of business on March 12, 2021. Trading of the Company’s common stock began on a split-adjusted basis on March 15, 2021. Common stock and per share data in this Annual Report on Form 10-K have been adjusted for the impact of the split.

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 5,713,899 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and has been, and will be, increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Since January 1, 2016, the share reserve under the 2013 Plan has been automatically increased by an aggregate of 24,217,741 shares. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

On October 22, 2020, and as part of the acquisition, the Company’s board of directors approved the assumption of a certain portion of Polyrize Options pursuant to the terms and conditions of the Polyrize 2019 Share Incentive (“Polyrize Plan”) as part of the acquisition.

A summary of employees’ stock options activities during the year ended December 31, 2021 is as follows:

	Year ended
	December 31, 2021
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	1,022,763	$6.862	$47,417	3.452
Granted	—	$—
Exercised	(215,893)	$6.128
Forfeited	(3,000)	$2.077
Options outstanding at the end of the period	803,870	$7.077	$33,524	2.747
Options exercisable at the end of the period	787,775	$7.106	$32,830	2.638

There were no options granted in 2021 pursuant to our 2005 Stock Plan, 2013 Plan or Polyrize Plan (collectively "Stock Plans").

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $13,153, $9,922 and $12,453, respectively. As of December 31, 2021 and 2020, there was $496 and $810, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 1.802 and 2.721 years, respectively.

    The options outstanding as of December 31, 2021 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2021	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$4.157	—	5.682	224,661	2.959	$4.883	208,566	2.561	$4.808
$6.503	—	8.077	433,307	2.559	$7.111	433,307	2.559	$7.111
	$9.960		120,180	3.142	$9.960	120,180	3.142	$9.960
	$13.287		25,722	2.222	$13.287	25,722	2.222	$13.287
			803,870	2.747	$7.077	787,775	2.638	$7.106

d.	Options issued to consultants:

    The Company’s outstanding options granted to consultants for services as of December 31, 2021 were as follows:

Issuance date	Number of options outstanding and exercisable	Exercise price per share	Exercisable through
August 2013	6,000	$7.047	August 2023
March 2014	4,950	$13.287	March 2024
May 2014	3,000	$7.337	May 2024
November 2014	9,300	$7.220	November 2024
February 2016	3,000	$5.623	February 2026
	26,250

There were no options granted in 2021 pursuant to our Stock Plans.

e.	Restricted stock units and performance stock units:

A summary of restricted stock units and performance stock units for employees, consultants and non-employee directors of the Company for the year ended December 31, 2021 is as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units and Performance Stock Units	Weighted- Average Grant Date Fair Value
Outstanding as of January 1, 2021	8,388,963	$23.00
Granted	3,542,175	$65.25
Vested	(3,615,077)	$20.10
Forfeited	(589,936)	$38.10
Unvested as of December 31, 2021	7,726,125	$42.53

As of December 31, 2021 and 2020, there was $265,345 and $141,408, respectively, of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.078 and 2.120 years, respectively.

The Company grants performance stock units to certain employees under the 2013 Plan. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. The Company recognizes share-based compensation expense for the performance stock units on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over the three-year vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 1,500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016 and has been, and will be, increased each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 1,200,000 shares of common stock. Since January 1, 2016, the share reserve under the ESPP has been automatically increased by an aggregate of 3,004,765 shares. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Cost of revenues	$8,995	$5,013	$2,561
Research and development	36,033	21,979	13,188
Sales and marketing	39,684	25,578	14,782
General and administrative	25,067	16,015	15,608
Total	$109,779	$68,585	$46,139

h.	Follow-on offering:

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

NOTE 12:- INCOME TAXES

a.	U.S. Tax Reform:

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

For 2021, the Company is not subject to tax on account of GILTI as it has net CFC tested loss on an aggregated basis.

Accounting for the TCJA

The Company accounted for the tax impact related to the TCJA and believe its analysis to be completed. The Company recognizes that the IRS is continuing to publish and finalize ongoing guidance which may modify accounting interpretation for the TCJA, the Company would look to account for these impacts in the period of such change is enacted.

b.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2021, the Company had gross federal net operating loss ("NOL") carry-forwards of approximately $318,321, of which approximately $22,907 expire starting in 2032 and the remainder do not expire and can only be used to offset 80% of taxable income. As of December 31, 2021, the Company had NOL carry-forwards for state and foreign income tax purposes of approximately $201,029 and $3,870, respectively. State NOL carry-forwards of $172,131 expire starting 2023 and the remainder do not expire. Foreign NOL carry-forwards do not expire. In addition, as of December 31, 2021, the Company had federal research credit, retention credit, foreign tax credit and Ireland Employment credit carryforwards of approximately $1,412, $24, $190 and $19, respectively. If not utilized, the federal tax carryforwards will begin to expire in 2033, 2032 and 2026, respectively. Ireland has no expiration on the employment credit.

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

c.	Loss before taxes on income is comprised as follows (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Domestic	$(101,245)	$(80,086)	$(82,007)
Foreign	(9,594)	(5,812)	5,631
	$(110,839)	$(85,898)	$(76,376)

d.	Taxes on income (loss) are comprised as follows (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Current:
Domestic:
Federal	$(549)	$90	$665
State	145	128	13
Foreign	5,182	8,854	1,619
Total current income tax	$4,778	$9,072	$2,297

Deferred:
Domestic:
Federal	$43	$8	$—
State	6	1	—
Foreign	1,195	(969)	91
Total deferred income tax	$1,244	$(960)	$91
Income tax expense	$6,022	$8,112	$2,388

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. NOL carry-forwards and other temporary differences.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, the Company’s management concluded that a valuation allowance is required in the Unites States and some foreign jurisdictions. However, other foreign jurisdictions recorded a net deferred tax liability of $97 as of December 31, 2021. Future changes in these factors, including the Company’s anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase or decrease to the valuation allowance and a corresponding charge to income tax expense. The Company reevaluates the judgements surrounding its estimates and makes adjustments as appropriate each reporting period.

Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Carry forward losses and credits	$82,530	$53,221
Deferred revenues	11,628	13,054
Accrued payroll, commissions, vacation	6,867	3,808
Equity compensation	18,469	10,348
Allowance for credit losses	1,711	1,287
Accrued severance pay	391	312
Operating lease liability	14,453	11,302
Other	512	963
Deferred tax assets before valuation allowance	136,561	94,295
Valuation allowance	(118,882)	(77,542)
Deferred tax assets	$17,679	$16,753

Deferred tax liability:
Accrued compensation and other accrued expense	$—	$(48)
Operating lease right-of-use asset	(12,478)	(8,780)
Convertible senior notes, net	(5,298)	(6,797)
Deferred tax liability	$(17,776)	$(15,625)
Net deferred tax asset (liability)	$(97)	$1,128

The change in the valuation allowance was approximately an increase of $41,340 and $14,943 during 2021 and 2020, respectively.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of operations is as follows (in thousands, except tax rate):

	Year ended December 31,
	2021	2020	2019
Loss before taxes, as reported in the consolidated statements of operations	$(110,839)	$(85,898)	$(76,376)
Statutory tax rate	21%	21%	21%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(23,276)	$(18,039)	$(16,039)
Income tax at rate other than the U.S. statutory tax rate	(2,621)	4,845	(2,508)
Tax advances and non-deductible expenses including equity based compensation expenses	(8,533)	934	(115)
Operating losses and other temporary differences for which valuation allowance was provided	41,340	22,189	22,818
State tax	(2,945)	(2,872)	(3,436)
Impact of rate change	(2,568)	—	401
Change in tax reserve for uncertain tax positions	4,850	1,489	1,247
Other individually immaterial income tax items	(225)	(434)	20
Actual tax expense	$6,022	$8,112	$2,388

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the years ended December 31, 2021 and 2020 are as follows (in thousands):

Gross unrecognized tax benefits as of January 1, 2020	$3,201
Increase in tax position for current year	1,787
Increase in tax position for prior years	979
Decrease in tax position for prior years	(171)
Decrease for lapse of statute of limitations/settlements	(1,106)
Gross unrecognized tax benefits as of December 31, 2020	$4,690
Increase in tax position for current year	4,335
Increase in tax position for prior years	3,624
Decrease in tax position for prior years	(870)
Decrease for lapse of statute of limitations/settlements	(2,239)
Gross unrecognized tax benefits as of December 31, 2021	$9,540

There was $9,540 of unrecognized income tax benefits that, if recognized, approximately $5,762 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of penalties and interest is approximately $578 as of December 31, 2021.

h.	Foreign taxation:

1. Israeli tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”):

VSL has utilized various benefits under the Investment Law. Those benefits relate only to taxable income attributable to the specific investment program and are conditioned upon meeting the terms stipulated in the Investment Law, the related regulations and the applicable certificate of approval. If VSL does not fulfill these conditions, in whole or in part, the benefits will most likely be cancelled, and VSL may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest.

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

As of December 31, 2021, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination. The Company remains open to examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. The Company is currently under certain state tax audits.

During 2020, the Israeli Tax Authority initiated a withholding tax audit on VSL for the years 2016-2019. During 2021, the Company and the Israeli Tax Authority settled an income tax audit on VSL for the tax years 2016-2019. The Company has recorded a provision with respect to its uncertain tax positions in accordance with ASC 740.

The Company has final income tax assessments for VSL through 2019, Varonis (UK) Limited through 2017 and Varonis France SAS through 2018.

All other foreign subsidiaries do not have final tax assessments since their respective inceptions.

NOTE 13:- FINANCIAL EXPENSES, NET

	Year ended
	December 31,
	2021	2020	2019
Financial income:
Interest on bank deposits & other	$164	$674	$2,041
	164	674	2,041

Financial expenses:
Amortization of debt discount and issuance costs	6,870	4,096	—
Interest expenses, principally from convertible note	3,168	2,017	—
Foreign currency transaction losses, net	1,699	1,726	2,225
Bank and other charges	572	318	205
	(12,309)	(8,157)	(2,430)
Financial expenses, net	$(12,145)	$(7,483)	$(389)

NOTE 14:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues from licensing of software and sales of professional services, maintenance and technical support (see Note 1 above for a brief description of the Company’s business). The following is a summary of revenues within geographic areas (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Revenues based on customer’s location:
North America	$279,104	$207,488	$174,607
EMEA (*)	101,694	77,093	70,208
Rest of the World	9,336	8,108	9,375
Total revenues	$390,134	$292,689	$254,190

(*) Sales to customers in France accounted for 10.5% and 10.6% of the Company’s revenues for the years ended December 31, 2021 and 2020, respectively. Sales to customers in France did not exceed 10% of total revenues for the year ended December 31, 2019.

During the years ended December 31, 2021, 2020 and 2019, respectively, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	December 31,
	2021	2020
Long-lived assets by geographic region:
United States	$43,317	$30,938
Israel	40,169	42,471
Ireland	16,341	9,684
Other	2,220	1,994
	$102,047	$85,087

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global and an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We regularly seek to identify, develop and implement improvements to our technology systems and business processes, some of which may affect our internal control over financial reporting. These changes may include such activities as implementing new, more efficient systems, updating existing systems or platforms, automating manual processes or utilizing technology developed by third parties. These system changes are often phased in over multiple periods in order to limit the implementation risk in any one period, and as each change is implemented we monitor its effectiveness as part of its internal control over financial reporting.

Item 9B.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 3, 2022, in connection with a change in the reporting structure of the Company, Gilad Raz, the Company’s Chief Information Officer and Vice President of Technical Services, is no longer an executive officer of the Company, as defined under the Securities Exchange Act of 1934.

Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On February 3, 2022, the Board adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws,” and as so amended, the “Amended Bylaws”), effective immediately, to change the requirements under which stockholders may (i) nominate persons for election to the Board or bring business before an annual meeting of stockholders and (ii) nominate persons for election to the Board at a special meeting of stockholders called by the Board for that purpose, in each case, without including such matters in the Company’s proxy materials. As amended, nominations and notices of other business to be brought before an annual meeting must be received at the Company’s principal executive offices not earlier than the close of business on the 120th day nor later than the close of business on the 90th day prior to the anniversary date of the immediately preceding annual meeting. Director nominations for a special meeting must be received at the Company’s principal executive offices (i) not earlier than the close of business on the120th day prior to the scheduled date of the special meeting (ii) nor later than (a) the close of business on the 90th day prior to the scheduled date of the special meeting or (b) the close of business on the 10th day following the date on which the public disclosure of the date of the special meeting was first made. In addition, the amendments to the Bylaws expand upon the procedural requirements applicable to stockholders who wish to nominate director candidates or propose other business at a meeting of stockholders, by adding certain customary informational and other requirements regarding the proposing stockholder and any director nominee. The Board made the amendments to the timing and other procedural requirements for stockholder nominations and proposals of other business to better align them with peer company norms.

The foregoing summary of the amendments to the Bylaws is qualified in its entirety by reference to the Amended Bylaws, a copy of which is filed with this Annual Report as Exhibit 3.2 and incorporated in this Part II, Item 9B by reference. Additionally, a copy of the Amended Bylaws, marked to show changes to the Bylaws, is also included as Exhibit 3.3 hereto (additions are underlined and deletions are struck through) and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC, and is incorporated herein by reference (the “2022 Proxy Statement”).

Code of Business Conduct and Ethics

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

Procedures for Stockholder Nominations

The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion under “Stockholder Recommendations and Nominations of Directors” in our 2022 Proxy Statement on the procedures by which stockholders may recommend nominees to our Board or directly propose nominees for consideration pursuant to our Bylaws. No material changes to those procedures have occurred since the disclosure regarding those procedures in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, except as set forth in Item 9B above.

Item 11.	Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

VARONIS SYSTEMS, INC.

February 8, 2022	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

February 8, 2022	By:	/s/ Guy Melamed
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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 8, 2022
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 8, 2022
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Aued	Director	February 8, 2022
Carlos Aued

/s/ Kevin Comolli	Director	February 8, 2022
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 8, 2022
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 8, 2022
Gili Iohan

/s/ Avrohom J. Kess	Director	February 8, 2022
Avrohom J. Kess

/s/ Ohad Korkus	Director	February 8, 2022
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 8, 2022
Thomas F. Mendoza

/s/ Rachel Prishkolnik	Director	February 8, 2022
Rachel Prishkolnik

/s/ Ofer Segev	Director	February 8, 2022
Ofer Segev

/s/ Fred Van Den Bosch	Director	February 8, 2022
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

3.3	Amended and Restated Bylaws (marked)

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.2(2)
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

10.10(12)†	Employment Agreement, dated as of February 7, 2017, by and between the Company and Guy Melamed

10.11(13)†	Amendment to Employment Agreement, dated as of February 8, 2018, by and between the Company and Guy Melamed

10.12(14)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Guy Melamed

10.13(15)†	Employment Agreement, dated as of February 10, 2014, by and between the Company and James O’Boyle

10.14(16)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.15(17)†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.16(18)†	Employment Agreement, dated as of February 7, 2019, by and between the Company and Gilad Raz

10.17(19)	Form of Confirmation for Capped Call Transactions

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________

†	Indicates management contract or compensatory plan or arrangement.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-k filed with the SEC on May 11, 2020 and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(5)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(7)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(8)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(9)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(10)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(11)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(14)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(15)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019 (the “Company’s 2018 Form 10-K”) and incorporated herein by reference.
(18)	Filed as Exhibit 10.14 to the Company’s 2018 Form 10-K and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the company’s Current Report on Form 8-k filed with the SEC on May 11, 2020 and incorporated herein by reference.