Form 10-Q
period 2022-03-31
VARONIS SYSTEMS INC
filed 2022-05-03
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of April 29, 2022, there were 109,569,674 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$775,719	$805,761
Marketable securities	28,372	—
Short-term deposits	—	1,850
Trade receivables (net of allowances of $3,575 and $2,754 at March 31, 2022 and December 31, 2021, respectively)	63,604	117,179
Prepaid expenses and other current assets	35,812	34,417
Total current assets	903,507	959,207

Long-term assets:
Operating lease right-of-use asset	61,351	63,749
Property and equipment, net	39,495	38,298
Intangible assets, net	3,931	4,313
Goodwill	23,135	23,135
Other assets	20,143	19,835
Total long-term assets	148,055	149,330
Total assets	$1,051,562	$1,108,537

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$4,771	$5,324
Accrued expenses and other short-term liabilities	92,560	102,226
Deferred revenues	98,763	104,221
Total current liabilities	196,094	211,771

Long-term liabilities:
Convertible senior notes, net	247,846	225,330
Operating lease liability	65,786	68,694
Deferred revenues	2,378	2,566
Other liabilities	3,680	3,583
Total long-term liabilities	319,690	300,173

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 109,566,197 shares at March 31, 2022 and 107,509,096 shares at December 31, 2021	110	108

Accumulated other comprehensive income	2,894	6,083
Additional paid-in capital	1,000,493	1,018,005
Accumulated deficit	(467,719)	(427,603)
Total stockholders’ equity	535,778	596,593
Total liabilities and stockholders’ equity	$1,051,562	$1,108,537
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Subscriptions	$68,985	$45,114
Maintenance and services	27,276	29,671
Total revenues	96,261	74,785

Cost of revenues	17,809	13,482

Gross profit	78,452	61,303

Operating expenses:
Research and development	43,570	30,062
Sales and marketing	64,787	51,493
General and administrative	18,180	13,823
Total operating expenses	126,537	95,378

Operating loss	(48,085)	(34,075)
Financial income (expenses), net	736	(1,022)

Loss before income taxes	(47,349)	(35,097)
Income taxes	(1,414)	(559)

Net loss	$(48,763)	$(35,656)

Net loss per share of common stock, basic and diluted	$(0.45)	$(0.36)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	108,204,960	100,246,972

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(48,763)	$(35,656)

Other comprehensive loss:
Unrealized income (loss) on marketable securities, net of tax	(10)	4
Income on marketable securities reclassified into earnings, net of tax	—	1
	(10)	5

Unrealized loss on derivative instruments, net of tax	(2,759)	(3,149)
Income on derivative instruments reclassified into earnings, net of tax	(420)	(2,036)
	(3,179)	(5,185)
Total other comprehensive loss	(3,189)	(5,180)

Comprehensive loss	$(51,952)	$(40,836)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2020	95,456,862	95	$395,347	$9,371	$(310,742)	$94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026			500,034
Stock-based compensation expense	—	—	21,379	—	—	21,379
Common stock issued under employee stock plans	2,728,995	3	4,670	—	—	4,673
Taxes paid related to net share settlement of equity awards	—	—	(731)	—	—	(731)
Unrealized loss on derivative instruments	—	—	—	(5,185)	—	(5,185)
Unrealized income on available for sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(35,656)	(35,656)
Balance as of March 31, 2021	106,147,395	106	920,691	4,191	(346,398)	578,590

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	35,998	—	—	35,998
Common stock issued under employee stock plans	2,057,101	2	6,109	—	—	6,111
Taxes paid related to net share settlement of equity awards	—	—	(28,825)	—	—	(28,825)
Unrealized loss on derivative instruments	—	—	—	(3,179)	—	(3,179)
Unrealized loss on available for sale securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(48,763)	(48,763)
Balance as of March 31, 2022	109,566,197	110	1,000,493	2,894	(467,719)	535,778

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,763)	$(35,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,679	2,349
Stock-based compensation	35,998	21,379
Amortization of deferred commissions	6,120	4,157
Noncash operating lease costs	2,326	2,242
Amortization of debt discount and issuance costs	370	1,689

Changes in assets and liabilities:
Trade receivables	53,575	42,927
Prepaid expenses and other current assets	(2,575)	(1,673)
Deferred commissions	(6,942)	(3,873)
Other long-term assets	359	900
Trade payables	(553)	(213)
Accrued expenses and other short-term liabilities	(12,502)	(5,029)
Deferred revenues	(5,646)	(7,618)
Other long-term liabilities	96	(1,198)
Net cash provided by operating activities	24,542	20,383

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	6,036
Investment in marketable securities	(28,372)	—
Proceeds from short-term and long-term deposits	1,850	50,235
Investment in short-term and long-term deposits	(1,853)	(60,000)
Purchases of property and equipment	(3,495)	(1,116)
Net cash used in investing activities	(31,870)	(4,845)

Cash flows from financing activities:
Proceeds from employee stock plans	6,111	4,673
Taxes paid related to net share settlement of equity awards	(28,825)	(731)
Proceeds from follow-on offering, net	—	500,034
Net cash provided by (used in) financing activities	(22,714)	503,976
Increase (decrease) in cash and cash equivalents	(30,042)	519,514
Cash and cash equivalents at beginning of period	805,761	234,092
Cash and cash equivalents at end of period	$775,719	$753,606

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$507	$2,822
Cash paid for interest	$1,582	$1,582
Lease liabilities arising from obtaining right-of-use assets	$248	$7,785

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has twelve wholly-owned subsidiaries.

The Company’s software products and services allow enterprises to manage, analyze, alert and secure enterprise data. Varonis focuses on protecting enterprise data including: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Through its products: DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), DataPrivilege, Data Classification Engine (including Policy Pack and Data Classification Labels), Data Transport Engine and DatAnswers, the Varonis Data Security Platform detects cyberthreats from both internal and external actors by analyzing data, account activity and user behavior; prevents and limits disaster by locking down sensitive and stale data; and efficiently sustains a secure state with automation. Varonis products address additional important use cases including data protection, data governance, Zero Trust, cybercrime, compliance, data privacy, classification and threat detection and response.

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2021 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 filed with the SEC on February 8, 2022 (the “2021 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2021 included in the 2021 Form 10-K, unless otherwise stated.

c.	Revenue Recognition:

The Company generates revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. In the second half of 2021, the Company launched its cloud offering that allows customers to use hosted software. Maintenance and services primarily consist of fees for maintenance and services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training the Company's customers to fully leverage the use of its products, although the user can benefit from the software without the Company's assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Subscription software and perpetual license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. As we have successfully transitioned to a subscription model which has resulted in an immaterial amount of perpetual license revenues, these revenues are included within the subscriptions line of the consolidated statements of operations. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In 2021, the Company launched its cloud offering that allows customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As the Company only introduced these licenses in the second half of 2021, the total associated revenues have not yet been material.

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

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $39,029 for the three months ended March 31, 2022.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2021 and for the three months ended March 31, 2022, there were no returns from this reseller.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of March 31, 2022 (unaudited)		Assets (liabilities) as of December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets	$97,165	$2,904	$115,710	$6,083
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$29,414	$(30)	$42,056	$(62)

The unaudited consolidated statements of operations reflect a gain of $420 and $547 for the three months ended March 31, 2022 and 2021, respectively, related to the effective portion of the cash flow hedges. No material ineffective hedges were recognized for the three months ended March 31, 2022 and 2021 in operating expenses in the consolidated statement of operations.

For the three months ended March 31, 2022 and 2021, the unaudited consolidated statements of operations reflect a gain of $741 and $771, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

f.	Income Taxes:

The Company operates in the U.S. and in foreign jurisdictions and is subject to taxes in each country or jurisdiction in which it conducts business. Earnings from its non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. To date, on a consolidated basis, the Company has incurred accumulated net losses and has not recorded any U.S. federal tax provision.

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

The Company's fiscal 2022 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its U.S. losses. For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $1,414 and $559, respectively, comprised primarily of foreign income taxes.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance in future periods. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of March 31, 2022, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

The Company considers all high-quality investments purchased with original maturities at the date of purchase greater than three months but less than one year to be short-term. Cash equivalents, marketable securities and deposits are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income (expenses), net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of March 31, 2022
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$384,062	$—	$—	$384,062
Corporate bonds	2,454	—	*)	2,454
Total	$386,516	$—	$ *)	$386,516

Marketable securities
US Treasury securities	$14,005	$—	$(8)	$13,997
Commercial paper	9,573	—	—	9,573
Corporate bonds	4,804	*)	(2)	4,802
Total	$28,382	$ *)	$(10)	$28,372

Long-term deposits
Term bank deposits	$1,850	$—	$—	$1,850
Total	$1,850	$—	$—	$1,850

*) Represents an amount lower than $1

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$414,942	$—	$—	$414,942
Total	$414,942	$—	$—	$414,942

Short-term deposits
Term bank deposits	$1,850	$—	$—	$1,850
Total	$1,850	$—	$—	$1,850

All the marketable securities have a stated effective maturity of less than 12 months as of March 31, 2022.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. As of March 31, 2022, the Company did not recognize an allowance for credit losses on available for sale marketable securities as any expected credit losses are not material to the consolidated financial statements.

h.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association (the “Credit and Security Agreement”), for a three-year secured revolving credit facility of $70,000 (the “Credit Facility”). The Credit Facility maturity date is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any convertible debt securities. The fees incurred in connection with entering into the Credit and Security Agreement are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income (expenses), net on the consolidated statement of operations. The Credit Facility is secured and the Credit and Security Agreement contains customary covenants and customary events of default provisions.

As of March 31, 2022, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

i.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the shares related to the conversion of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes"), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,194,862 and 8,913,594 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending March 31, 2022 and 2021, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash, shares or a combination thereof. As a result of the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect on diluted net income per share, if applicable.

j.	Recently Adopted Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. The Company adopted this standard on January 1, 2022 using a modified retrospective basis which resulted in a decrease to accumulated deficit of $8,647, a decrease in additional paid-in capital of $30,794 and an increase in liabilities of $22,147 on its consolidated balance sheets. For more information, refer to Note 5.

n.	Recently Issued Accounting Pronouncements Not Yet Adopted:

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the consolidated financial statements as a result of their future adoption.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2022.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	As of March 31, 2022
	(unaudited)				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$384,062	$—	$—	$384,062	$414,942	$—	$—	$414,942
Corporate bonds	—	2,454	—	2,454	—	—	—	—
Marketable securities:
US Treasury securities	13,997	—	—	13,997	—	—	—	—
Commercial paper	—	9,573	—	9,573	—	—	—	—
Corporate bonds	—	4,802	—	4,802	—	—	—	—
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	2,904	—	2,904	—	6,083	—	6,083
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(30)	—	(30)	—	(62)	—	(62)
Total financial assets (liabilities)	$398,059	$19,703	$—	$417,762	$414,942	$6,021	$—	$420,963

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of March 31, 2022.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

March 31, 2022
(unaudited)
Operating right-of-use assets	$61,351

Operating lease liabilities, current	$(9,240)
Operating lease liabilities, long-term	(65,786)
Total operating lease liabilities	$(75,026)

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of March 31, 2022, are as follows (in thousands):

March 31, 2022
(unaudited)
2022	$8,329
2023	11,527
2024	9,729
2025	9,767
2026	9,879
Thereafter	34,296
Total undiscounted lease payments	$83,527

Less: Imputed interest	(8,501)
Present value of lease liabilities	$75,026

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of March 31, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.99

Weighted average discount rate	2.87%

Total operating lease cost for the three months ended March 31, 2022 was $2,309, inclusive of sublease income of $100. Total operating lease cost for the three months ended March 31, 2021 was $1,440.

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

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three months ended March 31, 2022 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	March 31, 2022
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		2,179
Total intangible assets, net		$3,931

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $381 and $384 for the three months ended March 31, 2022 and 2021.

The following table summarizes estimated future amortization expense of our intangible assets as of March 31, 2022 (in thousands):

Years ending December 31,	Amount (unaudited)
2022	1,143
2023	1,525
2024	1,263
Total future amortization expense	$3,931

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

In addition, on or after February 15, 2025, a holder may convert all or any portion of its 2025 Notes at any time. During the three months ended March 31, 2022, the conversion feature of the 2025 Notes was triggered and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from April 1, 2022 through June 30, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. The Company has not received any conversion notices through the issuance date of our consolidated financial statements. Since the Company may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, it has continued to classify the 2025 Notes as long-term debt on its consolidated balance sheet as of March 31, 2022.

The 2025 Notes are not redeemable at the Company’s option prior to August 20, 2023. The Company may redeem the 2025 Notes for cash, at its option, subject to the terms and conditions provided in the Indenture.

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company separated the 2025 Notes into liability and equity components. The carrying amounts of the liability components of the 2025 Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the 2025 Notes. This difference represented the debt discount that was amortized to interest expense using the effective interest rate method. The carrying amount of the equity components representing the conversion option was approximately

$31,779 for the 2025 Notes and were recorded in additional paid-in capital. In addition, the Company allocated transaction costs related to the issuance of the 2025 Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were approximately $6,857 and were being amortized to interest expense at an effective interest method rate of 4.51%. Transaction costs attributable to the equity component were approximately $985 and were netted with the equity component of the 2025 Notes in additional paid-in capital.

Following the adoption of ASU 2020-06 on January 1, 2022, which the Company elected to adopt using a modified retrospective approach, the Company no longer separates the 2025 Notes into liability and equity components. The cumulative effect of the accounting change as of January 1, 2022 was a decrease to accumulated deficit of $8,647, a decrease in additional paid-in capital of $30,794 and an increase in liabilities of $22,147 on its consolidated balance sheets. Comparative prior year periods were not adjusted. In connection with the adoption, the Company calculated an effective interest rate of 1.87%.

The net carrying amount of the 2025 Notes was as follows (in thousands):

March 31, 2022
(unaudited)
Principal	$253,000
Unamortized issuance costs	(5,154)
Net carrying amount	$247,846

The interest expense recognized related to the 2025 Notes for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Contractual interest expense	$791	$790
Amortization of debt discount	—	1,389
Amortization of debt issuance costs	369	300
Total	$1,160	$2,479

As of March 31, 2022, the total estimated fair value of the 2025 Notes was approximately $418,080. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

NOTE 6:    STOCKHOLDERS’ EQUITY

a. Stock plans:

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

On October 22, 2020, and as part of the acquisition, the Company’s board of directors approved the assumption of a certain portion of Polyrize Options pursuant to the terms and conditions of the Polyrize 2019 Share Incentive (“Polyrize Plan”).

A summary of employees’ stock options activities during the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2022	803,870	$7.077	$33,524	2.747
Granted	—	$—
Exercised	(3,208)	$7.123
Forfeited and expired	—	$—
Options outstanding as of March 31, 2022	800,662	$7.077	$32,397	2.501

Options exercisable as of March 31, 2022	786,922	$7.101	$31,822	2.407

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the three months ended March 31, 2022 was $111. As of March 31, 2022, there was $418 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 1.594 years.

b. The options outstanding as of March 31, 2022 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of March 31, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of March 31, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$4.157	—	5.682	224,661	2.712	$4.883	210,921	2.377	$4.821
$6.503	—	8.077	430,099	2.311	$7.111	430,099	2.311	$7.111
	$9.960		120,180	2.896	$9.960	120,180	2.896	$9.960
	$13.287		25,722	1.975	$13.287	25,722	1.975	$13.287
			800,662	2.501	$7.077	786,922	2.407	$7.101

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of March 31, 2022 (unaudited) were as follows:

	Number of options outstanding and exercisable as of March 31, 2022	Exercise price per share	Exercisable through
August 2013	4,500	$7.047	August 2023
March 2014	4,650	$13.287	March 2024
May 2014	3,000	$7.337	May 2024
November 2014	7,500	$7.220	November 2024
February 2016	3,000	$5.623	February 2026
	22,650

d.	Restricted stock units ("RSUs") and performance stock units ("PSU"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2022 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2022	7,726,125	$42.53
Granted	3,366,541	$43.20
Vested	(2,548,923)	$32.66
Forfeited	(172,193)	$46.28
Unvested balance – March 31, 2022	8,371,550	$45.73

As of March 31, 2022, there was $344,959 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.696 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cost of revenues	$3,087	$1,589
Research and development	12,600	7,158
Sales and marketing	13,096	7,742
General and administrative	7,215	4,890
Total	$35,998	$21,379

g.	Common stock split:

On February 8, 2021, the Company announced a three-for-one split of its common stock to stockholders of record as of the close of business on March 12, 2021. Trading of the Company's common stock began on a split-adjusted basis on March 15, 2021.

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

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Revenues based on customer’s location:
North America	$69,141	$52,806
EMEA (*)	24,209	20,234
Rest of World	2,911	1,745
Total revenues	$96,261	$74,785

(*)       Sales to customers in France did not exceed 10% of total revenues for the three months ended March 31, 2022 and accounted for 10.3% of total revenues for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, respectively, there were no sales to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Long-lived assets by geographic region:
United States	$42,142	$43,317
Israel	40,854	40,169
Ireland	15,911	16,341
Other	1,939	2,220
	$100,846	$102,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

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

The Digital Transformation

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

In 2021, we introduced an update to our platform to help customers combat insider and collaboration risks in Microsoft 365. The update increases insight into organization-wide exposures related to Microsoft 365, adds new threat detection capabilities in Azure AD, adds support for additional NAS solutions and versions, and enhances search granularity for locating sensitive and personal data. In the second half of 2021, we also launched DatAdvantage Cloud, introducing licenses and support for additional cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. DatAdvantage Cloud helps customers visualize and prioritize their biggest cloud risks, proactively reduce their blast radius, and conduct faster cross-cloud investigations. Additionally, we introduced Data Classification Cloud for Google Drive and Box to help automatically identify sensitive information in these mission-critical Software-as-a-Service ("SaaS") applications. While we do not expect these products to meaningfully contribute to our 2022 financial performance, we believe they offer significant potential in extending the Varonis Data Security Platform to cloud applications where our customers continue to move sensitive data.

In the first quarter of 2022, we introduced more functionality to control sharing and collaboration in Microsoft 365, including new dashboards for visualizing data exposure from sharing links, expanded remediation capabilities for SharePoint Online and OneDrive sites, the ability to automatically label data in SharePoint and OneDrive and updated threat models to defend against the latest ransomware tactics. In addition, we continued to expand our capabilities in the cloud security space, adding SaaS Security Posture Management (SSPM) functionality to DatAdvantage Cloud to identify configuration risks and recommend appropriate remediation. This functionality expands DatAdvantage Cloud’s ability to find sensitive data across different SaaS applications, reveal who can access that data, and monitor for suspicious activity and threats.

In order to allow our customers to better unleash the power of our platform through faster adoption of our integrated products, we strategically shifted to a subscription-based business model. The transition has positioned us well for the future, and, although revenues are still primarily front-end loaded, they are more predictable and recurring in nature. For the three months ended March 31, 2022, more than 99% of our license revenues are subscriptions and more than 99% of our total revenues are recurring. We currently have over thirty-five licenses. As of March 31, 2022, 74% of our customers with 500 employees or more had purchased four or more licenses, compared to 66% a year ago, and 42% purchased six or more licenses, compared to 32% a year ago. Our maintenance renewal rate continued to be over 90% for the quarter ended March 31, 2022. Our key strategies to ensure and maintain a high subscription and maintenance renewal rate include focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

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

We believe there is a significant long-term growth opportunity in both domestic and foreign markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three months ended March 31, 2022, approximately 72% of our revenues were derived from North America, while approximately 25% of our revenues were derived from EMEA and approximately 3% from Rest of World (“ROW”). Additionally, total revenues grew approximately 29% for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three months ended March 31, 2022 and 2021, subscription revenues were $69.0 million and $45.1 million, respectively, representing year-over-year growth of 53%. For the three months ended March 31, 2022 and 2021, our total revenues were $96.3 million and $74.8 million, respectively, representing year-over-year growth of 29%. For the three months ended March 31, 2022 and 2021, we had operating losses of $48.1 million and $34.1 million and net losses of $48.8 million and $35.7 million, respectively.

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

As of March 31, 2022 and 2021, ARR was $404.5 million and $306.9 million, respectively, an increase of 32% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are sold on-premises and are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In 2021, we launched our cloud offering that allows customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As we only introduced these licenses in the second half of 2021, the contribution to total revenues has not yet been significant, nor is it expected to be significant in 2022. In addition, given the nominal amount of perpetual license revenues due to the successful transition to a subscription model, these revenues, which are generally recognized with the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred, are included within the subscriptions line of the consolidated statements of operations. Due to the timing of renewals and subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the three months ended March 31, 2022 and 2021 continued to be over 90%. We have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, we expect maintenance and support of perpetual licenses to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	71.7%	60.3%
Maintenance and services	28.3	39.7
Total revenues	100.0%	100.0%

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as economic instability could also contribute to volatility in the global financial and foreign exchange markets, including volatility in the value of Pounds Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and deposits.

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

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to tax audits in Israel and a state tax audit in the United States. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2022 and 2021 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2022	2021
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$68,985	$45,114
Maintenance and services	27,276	29,671
Total revenues	96,261	74,785
Cost of revenues	17,809	13,482
Gross profit	78,452	61,303
Operating expenses:
Research and development	43,570	30,062
Sales and marketing	64,787	51,493
General and administrative	18,180	13,823
Total operating expenses	126,537	95,378
Operating loss	(48,085)	(34,075)
Financial income (expenses), net	736	(1,022)
Loss before income taxes	(47,349)	(35,097)
Income taxes	(1,414)	(559)
Net loss	$(48,763)	$(35,656)

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	71.7%	60.3%
Maintenance and services	28.3	39.7
Total revenues	100.0	100.0
Cost of revenues	18.5	18.0
Gross profit	81.5	82.0
Operating expenses:
Research and development	45.3	40.2
Sales and marketing	67.3	68.9
General and administrative	18.9	18.5
Total operating expenses	131.5	127.6

Operating loss	(50.0)	(45.6)
Financial income (expenses), net	0.8	(1.3)
Loss before income taxes	(49.2)	(46.9)

Income taxes	(1.5)	(0.8)
Net loss	(50.7)%	(47.7)%

Revenues

	Three Months Ended March 31,
	2022	2021	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$68,985	$45,114	52.9%
Maintenance and services	27,276	29,671	(8.1)%
Total revenues	$96,261	$74,785	28.7%

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	71.7%	60.3%
Maintenance and services	28.3%	39.7%
Total revenues	100.0%	100.0%

Subscription revenues increased 53% from $45.1 million for the three months ended March 31, 2021 to $69.0 million for the three months ended March 31, 2022. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high subscription renewal rate. Total revenues increased approximately 29% for the three months ended March 31, 2022 as compared to 2021. ARR was $404.5 million and $306.9 million as of March 31, 2022 and 2021, respectively, representing an increase of 32%. The anticipated decrease in maintenance and services revenues was due to insignificant new perpetual licenses revenue despite our maintenance renewal rate continuing to be over 90% for each of the three months ended March 31, 2022 and 2021, as well as, newer licenses providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future. As of March 31, 2022, 74% of our customers with 500 employees or more had purchased four or more licenses, compared to 66% a year ago, and 42% purchased six or more licenses, compared to 32% a year ago.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2022	2021	% Change
	(unaudited) (in thousands)
Cost of revenues	$17,809	$13,482	32.1%

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenues)
Total gross margin	81.5%	82.0%

The increase in cost of revenues was primarily related to an increase of $3.7 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $0.6 million increase in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$43,570	$30,062	44.9%
Sales and marketing	64,787	51,493	25.8%
General and administrative	18,180	13,823	31.5%
Total operating expenses	$126,537	$95,378	32.7%

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenues)
Operating expenses:
Research and development	45.3%	40.2%
Sales and marketing	67.3%	68.9%
General and administrative	18.9%	18.5%
Total operating expenses	131.5%	127.6%

The increase in research and development expenses was primarily related to an increase of $11.9 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The increase was also due to a $1.4 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $11.3 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. The increase was also due to a $1.2 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $3.2 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $1.0 million increase in other expenses and facilities and allocated overhead costs.

Financial Income (Expenses), Net

	Three Months Ended March 31,
	2022	2021	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$736	$(1,022)	172.0%

The increase in financial income (expenses), net was primarily due to a decrease in the amortization of debt discount costs on our convertible senior notes as a result of our adoption of ASU 2020-06 on January 1, 2022.

Income Taxes

	Three Months Ended March 31,
	2022	2021	% Change
	(unaudited) (in thousands)
Income taxes	$(1,414)	$(559)	(153.0)%

Income taxes for the three months ended March 31, 2022 and 2021, including the increase in income taxes, were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2022	2021
	(unaudited) (in thousands)
Net cash provided by operating activities	$24,542	$20,383
Net cash used in investing activities	(31,870)	(4,845)
Net cash provided by (used in) financing activities	(22,714)	503,976
Increase (decrease) in cash and cash equivalents	$(30,042)	$519,514

On March 31, 2022, our cash and cash equivalents and marketable securities of $804.1 million were held for working capital purposes and were invested primarily in money market funds. We have proactively taken steps to increase available cash, including, but not limited to, issuing a follow-on equity offering and the 2025 Notes, and we believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the three months ended March 31, 2022, cash inflows from our operating activities were $24.5 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the three months ended March

31, 2022, sources of cash inflows were from changes in our working capital, including a $53.6 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months ended March 31, 2022 was 63. Other sources of cash inflows were from a $0.4 million decrease in other long-term assets and a $0.1 million increase in other long-term liabilities. This was partially offset by $1.3 million from our net loss excluding non-cash charges, a $12.5 million decrease in accrued expenses and other liabilities, a $9.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.6 million decrease in deferred revenues and a $0.6 million decrease in trade payables.

For the three months ended March 31, 2021, cash inflows from our operating activities were $20.4 million. For the three months ended March 31, 2021, sources of cash inflows were from changes in our working capital, including a $42.9 million decrease in accounts receivable. Our DSO for the three months ended March 31, 2021 was 69. Additional sources of cash inflows were from a $0.9 million decrease in other long-term assets. This was partially offset by $3.8 million from our net loss excluding non-cash charges, a $7.6 million decrease in deferred revenues, a $5.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.0 million decrease in accrued expenses and other liabilities, a $1.2 million decrease in other long-term liabilities and a $0.2 million decrease in trade payables.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2022, net cash used in investing activities of $31.9 million was primarily attributable to investments of $28.4 million in marketable securities and $3.5 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with office space.

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

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities of $22.7 million was attributable to $28.8 million in taxes paid related to net share settlement of equity awards, partially offset by $6.1 million of proceeds from employee stock plans.

For the three months ended March 31, 2021, net cash provided by financing activities of $504.0 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $4.7 million of proceeds from employee stock plans. This was partially offset by $0.7 million in taxes paid related to net share settlement of equity awards.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million. For information regarding the revolving credit facility, refer to Note 1 of our consolidated financial statements.

As of March 31, 2022, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants.

Convertible Notes

On May 11, 2020, we issued $253.0 million aggregate principal amount of the 2025 Notes. The net proceeds from the offering, after deducting initial purchaser discount and issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we entered into the Capped Call Transactions. We used $29.3 million of the net proceeds from the 2025 Notes to purchase the Capped Call Transactions, as further discussed in Note 5 of our consolidated financial statements.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2022 for the upcoming years were as follows:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Operating lease obligations	$8,329	$11,527	$9,729	$9,767	$9,879	$34,296	$83,527

We have obligations related to unrecognized tax benefit liabilities totaling $10.3 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended March 31, 2022 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate during the reporting period.

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

Interest Rate Risk

We had cash and cash equivalents and marketable securities of $804.1 million as of March 31, 2022. We hold our cash and cash equivalents and marketable securities for working capital purposes. Our cash and cash equivalents are held primarily in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

In May 2020, we issued $253.0 million aggregate principal amount of 1.25% convertible senior notes due in 2025. The 2025 Notes have fixed annual interest rates at 1.25% and, therefore, we do not have economic interest rate exposure on our 2025 Notes. However, the values of the 2025 Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2025 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2025 Notes are affected by our stock price. The fair value of the 2025 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the 2025 Notes at face value less unamortized costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of March 31, 2022, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We regularly seek to identify, develop and implement improvements to our technology systems and business processes, some of which may affect our internal control over financial reporting. These changes may include such activities as implementing new, more efficient systems, updating existing systems or platforms, automating manual processes or utilizing technology developed by third parties. These system changes are often phased in over multiple periods in order to limit the implementation risk in any one period, and as each change is implemented, we monitor its effectiveness as part of its internal control over financial reporting.

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

Summary Risk Factors

Our business faces significant risks. In addition to the summary below, you should carefully review the Risk Factors in this Quarterly Report on Form 10-Q. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report. Some of the more significant risks relating to our business include:

•Risks Related to the Industry in which we Operate, including (i) potential limited growth ability of the market for enterprise software; (ii) prolonged economic uncertainties or downturns; (iii) increased competition in our market; and (iv) a failure to comply with legal requirements, contractual obligations and industry standards regarding security, data protection and privacy to which we are subject.

•Risks Related to our Operations, including (i) security breaches, cyberattacks or other cyber-risks of our IT systems; (ii) fluctuation in our quarterly results of operations due to variability in our revenues; (iii) a failure of our subscription-based business model to yield the benefits that we expect; (iv) the effects of COVID-19 on our business and our customers; (v) a decline or fluctuation in our customer renewal rates; (vi) a failure to manage our business growth effectively; (vii) difficulties in evaluating and predicting our future prospects and our ability to forecast our future operating results; (viii) our inability to attract new customers and expand sales to existing customers, both domestically and internationally; (ix) our inability to be profitable in the future; (x) our inability to maintain successful relationships with our channel partners; (xi) collection and credit risks; (xii) substantial currency exchange rates fluctuations; (xiii) a failure to maintain or enhance our brand recognition or reputation; (xiv) a failure to maintain and increase our sales to customers in the public sector; (xv) a failure to meet applicable export and import controls which could subject us to liability or impair our ability to compete in international markets; (xvi) an increase in risks associated with our international activities in countries with a history of corruption and where we have transactions with foreign governments; and (xvii) risks associated with acquisitions of other entities or business.

•Risks Related to Human Capital, including (i) a failure to maintain sales and marketing personnel productivity and a failure to hire and integrate additional sales and marketing personnel; (ii) a failure to retain, attract and recruit highly qualified personnel; and (iii) cessation of our co-founder, Chief Executive Officer and President’s services.

•Risks Related to our Technology, Products, Services and Intellectual Property, including (i) a failure to continually enhance and improve our technology; (ii) our customers' decision not to renew their subscription licenses or maintenance and support agreements or not buy additional products in the future; (iii) a failure of the products in our platform to achieve increased market acceptance; (iv) interruptions or performance problems, including to our website or support website; (v) security breach of our software; (vi) our use of open source software, which could negatively affect our ability to sell our software and subject us to possible litigation; (vii) false detection of security breaches, false identification of malicious sources or misidentification of sensitive or regulated information; and (viii) a failure to protect our proprietary technology and intellectual property rights.

•Risks Related to our Tax Regime, including (i) a significant change in our effective tax rate; (ii) our ability to fully utilize our net operating loss carryforwards; (iii) our provision for income taxes or adverse outcomes resulting from examination of our income tax returns; and (iv) the enactment of tax legislation changes.

•Risks Related to our 2025 Notes and Credit Facility, including (i) a decrease in our business flexibility and access to capital and increase of our borrowing costs; (ii) our ability to raise additional capital and burden on our future cash resources, particularly if we elect to settle our debt obligations in cash upon conversion or upon maturity or required repurchase; (iii) dilution of our existing stockholders and a potentially adverse impact to the market price of our common stock due to the issuance of shares in connection with conversion of the 2025 Notes; (iv) a delay or preventing of takeover attempt of the Company due to certain provisions under the 2025 Notes; (v) an adverse effect on the value of the 2025 Notes and our common stock due to the capped call transactions; and (vi) the default of all or some of the financial institutions which are counterparties to the capped call transactions, which may cause the protection under the capped call transactions to be unavailable.

•Risks Related to our International Operations, including (i) international conflicts and business conditions, which may limit our ability to develop and sell our products and (ii) unavailability of or failure to meet certain conditions to receive certain tax benefits which were available to our Israeli subsidiary.

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

•General Risk Factors, including (i) real or perceived errors, failures or bugs in our software; (ii) the lack of available capital on acceptable terms to support our business growth; (iii) risks of fire, power outages, floods, earthquakes, pandemics and other catastrophic events, and interruption by manmade problems such as terrorism; (iv) changes in financial accounting standards which may adversely impact our reported results of operations; (v) publishing of negative reports about our business; (vi) internal controls over financial reporting which might be determined to be ineffective; and (vii) dilution of the percentage ownership of our stockholders which could cause our stock price to decline, due to future sales and issuances of our capital stock or rights to purchase capital stock.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19, changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, inflationary pressure and a higher interest rate environment, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare, including geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future partially due to the front-loaded revenue recognition nature of our business. Additionally, we have a limited operating history under our subscription model, which makes it difficult to forecast our results. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular past quarter or other period results. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be and are frequently performed remotely, into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

Overall, the pandemic gives rise to a number of risks, including, but not limited to, the following:

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

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, we may face future difficulties in gaining new customers and expanding within our existing customer base.

The challenges posed by and the full impact of the pandemic on our business and our future performance is difficult to predict and there is a risk that any guidance we provide to the market may turn out to be incorrect.

We may not be able to predict subscription renewal rates and their impact on our future revenues and operating results.

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and the number of products purchased by existing and new customers to create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or they may elect to reduce the scope of their original purchases or delay their purchase. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs, inflation, the pandemic or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, there is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $48.8 million for the three months ended March 31, 2022 and net losses of $116.9 million and $94.0 million in each of the years ended December 31, 2021 and 2020, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2021 and for the three months ended March 31, 2022, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2021 and for the three months ended March 31, 2022, approximately 72% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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
• the uncertainty around the effects of global pandemics on our business and results of operations;
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

Our functional and reporting currency is the U.S. dollar, and we generate the majority of our revenues and incur the majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and the New Israeli Shekel. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and our subscription licenses and maintenance renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. Volatility in exchange rates may continue in the short-term after the United Kingdom's exit from the EU.

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

We are also subject to U.S. and Israeli export control and economic sanctions laws, which prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. In March 2022, in response to the war between Russia and Ukraine, the U.S. imposed sanctions and export controls on Russia. Our products could be exported to these sanctioned targets by our channel partners despite the contractual undertakings they have given us and any such export could have negative consequences, including government investigations, penalties and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. The inability to successfully integrate the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. For us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for the year ended December 31, 2021 and for the three months ended March 31, 2022 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2021 and for the three months ended March 31, 2022, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Interruptions or performance problems, including associated with our website or support website or any caused by cyberattacks, may adversely affect our business.

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including technical failures, cyberattacks, natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. System failures or outages, including any potential disruptions due to a period of increased global demand on certain cloud-based systems, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

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

As of March 31, 2022, we had 81 issued patents in the United States and 13 pending U.S. patent applications. We also had 52 patents issued and 55 applications pending for examination in non-U.S. jurisdictions, and no pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and restricts the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the first quarter of 2022, we have accounted for an estimate of the effects of the R&D capitalization, based on interpretation of the law as currently enacted, and have estimated that our $318.3 million accumulated federal NOL should offset all the effects of the R&D capitalization requirement for all of 2022. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs are fully utilized, we may incur an increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of March 31, 2022, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of March 31, 2022, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

As of March 31, 2022, our stock price was higher than the Cap Price under the Capped Call Transactions, hence, as of March 31, 2022, and as long as our common stock price shall be higher than $47.24, the incremental amount by which the stock price exceeds the Cap Price is not protected under the Capped Call Transactions.

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

We operate on a global basis and political, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we have operations in Ukraine, where Russia and Ukraine are currently involved in a military conflict. Political instability and conflict in Ukraine, and any other areas in the world where we have operations, may affect our business and operations in those regions.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represent, at present, a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and rapidly evolving and subjects us to additional regulatory risk and compliance costs. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

As of March 31, 2022, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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
• conversion of the 2025 Notes; and
• other events or factors, including those resulting from war, incidents of terrorism, pandemics or responses to these events.

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

VARONIS SYSTEMS, INC.

May 3, 2022	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

May 3, 2022	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.2†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

†	Indicates management contract or compensatory plan or arrangement.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-35324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 8,2022 (File No. 001-36324) and incorporated herein by reference.