Form 10-Q
period 2022-06-30
VARONIS SYSTEMS INC
filed 2022-08-02
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 29, 2022, there were 109,890,447 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$753,172	$805,761
Marketable securities	28,735	—
Short-term deposits	6,856	1,850
Trade receivables (net of allowances of $2,980 and $2,754 at June 30, 2022 and December 31, 2021, respectively)	83,929	117,179
Prepaid expenses and other current assets	33,900	34,417
Total current assets	906,592	959,207

Long-term assets:
Operating lease right-of-use asset	60,512	63,749
Property and equipment, net	39,636	38,298
Intangible assets, net	3,550	4,313
Goodwill	23,135	23,135
Other assets	18,862	19,835
Total long-term assets	145,695	149,330
Total assets	$1,052,287	$1,108,537

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$4,757	$5,324
Accrued expenses and other short-term liabilities	105,782	102,226
Deferred revenues	98,369	104,221
Total current liabilities	208,908	211,771

Long-term liabilities:
Convertible senior notes, net	248,216	225,330
Operating lease liability	61,982	68,694
Deferred revenues	2,277	2,566
Other liabilities	4,472	3,583
Total long-term liabilities	316,947	300,173

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 109,886,197 shares at June 30, 2022 and 107,509,096 shares at December 31, 2021	110	108

Accumulated other comprehensive income (loss)	(7,919)	6,083
Additional paid-in capital	1,038,250	1,018,005
Accumulated deficit	(504,009)	(427,603)
Total stockholders’ equity	526,432	596,593
Total liabilities and stockholders’ equity	$1,052,287	$1,108,537
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Subscriptions	$84,380	$58,403	$153,365	$103,517
Maintenance and services	27,068	30,015	54,344	59,686
Total revenues	111,448	88,418	207,709	163,203

Cost of revenues	17,799	14,201	35,608	27,683

Gross profit	93,649	74,217	172,101	135,520

Operating expenses:
Research and development	44,815	33,333	88,385	63,395
Sales and marketing	68,714	54,919	133,501	106,412
General and administrative	17,688	14,196	35,868	28,019
Total operating expenses	131,217	102,448	257,754	197,826

Operating loss	(37,568)	(28,231)	(85,653)	(62,306)
Financial income (expenses), net	2,976	(3,802)	3,712	(4,824)

Loss before income taxes	(34,592)	(32,033)	(81,941)	(67,130)
Income taxes	(1,698)	(915)	(3,112)	(1,474)

Net loss	$(36,290)	$(32,948)	$(85,053)	$(68,604)

Net loss per share of common stock, basic and diluted	$(0.33)	$(0.31)	$(0.78)	$(0.66)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	109,675,310	106,393,429	108,951,717	103,352,981

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(36,290)	$(32,948)	$(85,053)	$(68,604)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(12)	(7)	(22)	(3)
Income on marketable securities reclassified into earnings, net of tax	3	1	3	2
	(9)	(6)	(19)	(1)

Unrealized income (loss) on derivative instruments, net of tax	(11,097)	1,657	(13,856)	(1,492)
Loss (income) on derivative instruments reclassified into earnings, net of tax	293	(2,749)	(127)	(4,785)
	(10,804)	(1,092)	(13,983)	(6,277)
Total other comprehensive loss	(10,813)	(1,098)	(14,002)	(6,278)

Comprehensive loss	$(47,103)	$(34,046)	$(99,055)	$(74,882)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2020	95,456,862	$95	$395,347	$9,371	$(310,742)	$94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026			500,034
Stock-based compensation expense	—	—	21,379	—	—	21,379
Common stock issued under employee stock plans	2,728,995	3	4,670	—	—	4,673
Taxes paid related to net share settlement of equity awards	—	—	(731)	—	—	(731)
Unrealized loss on derivative instruments	—	—	—	(5,185)	—	(5,185)
Unrealized income on available for sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(35,656)	(35,656)
Balance as of March 31, 2021	106,147,395	106	920,691	4,191	(346,398)	578,590
Stock-based compensation expense	—	—	25,868	—	—	25,868
Common stock issued under employee stock plans	766,636	1	37	—	—	38
Taxes paid related to net share settlement of equity awards	—	—	(64)	—	—	(64)
Unrealized loss on derivative instruments	—	—	—	(1,092)	—	(1,092)
Unrealized loss on available for sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(32,948)	(32,948)
Balance as of June 30, 2021	106,914,031	$107	$946,532	$3,093	$(379,346)	$570,386

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	35,998	—	—	35,998
Common stock issued under employee stock plans	2,057,101	2	6,109	—	—	6,111
Taxes paid related to net share settlement of equity awards	—	—	(28,825)	—	—	(28,825)
Unrealized loss on derivative instruments	—	—	—	(3,179)	—	(3,179)
Unrealized loss on available for sale securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(48,763)	(48,763)
Balance as of March 31, 2022	109,566,197	110	1,000,493	2,894	(467,719)	535,778
Stock-based compensation expense	—	—	37,758	—	—	37,758
Common stock issued under employee stock plans	320,000	—	5	—	—	5

Taxes paid related to net share settlement of equity awards	—	—	(6)	—	—	(6)
Unrealized loss on derivative instruments	—	—	—	(10,804)	—	(10,804)
Unrealized loss on available for sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(36,290)	(36,290)
Balance as of June 30, 2022	109,886,197	$110	$1,038,250	$(7,919)	$(504,009)	$526,432

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(85,053)	$(68,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,177	5,456
Stock-based compensation	73,756	47,247
Amortization of deferred commissions	11,886	8,069
Noncash operating lease costs	4,646	4,211
Amortization of debt discount and issuance costs	740	3,397

Changes in assets and liabilities:
Trade receivables	33,250	34,084
Prepaid expenses and other current assets	(3,241)	821
Deferred commissions	(13,895)	(8,741)
Other long-term assets	1,094	763
Trade payables	(567)	2,317
Accrued expenses and other short-term liabilities	(12,463)	(5,716)
Deferred revenues	(6,141)	(12,893)
Other long-term liabilities	886	734
Net cash provided by operating activities	10,075	11,145

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	14,082
Investment in marketable securities	(28,735)	—
Proceeds from short-term and long-term deposits	1,850	70,235
Investment in short-term and long-term deposits	(6,930)	(50,000)
Purchases of property and equipment	(6,134)	(2,146)
Net cash provided by (used in) investing activities	(39,949)	32,171

Cash flows from financing activities:
Proceeds from employee stock plans	6,116	4,710
Taxes paid related to net share settlement of equity awards	(28,831)	(795)
Proceeds from follow-on offering, net	—	500,034
Net cash provided by (used in) financing activities	(22,715)	503,949
Increase (decrease) in cash and cash equivalents	(52,589)	547,265
Cash and cash equivalents at beginning of period	805,761	234,092
Cash and cash equivalents at end of period	$753,172	$781,357

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,342	$3,346
Cash paid for interest	$1,583	$1,586
Lease liabilities arising from obtaining right-of-use assets	$1,419	$7,895

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

Subscription software and perpetual license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. As we have successfully transitioned to a subscription model which has resulted in an immaterial amount of perpetual license revenues, these revenues are included within the subscriptions line of the consolidated statements of operations. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and are included within the subscriptions line of the consolidated statements of operations. In 2021, the Company launched its cloud offering that allows customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As the Company only introduced these licenses in the second half of 2021, the total associated revenues have not yet been material.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and professional services. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $69,706 for the six months ended June 30, 2022.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2021 and for the six months ended June 30, 2022, there were no returns from this reseller.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of June 30, 2022 (unaudited)		Assets (liabilities) as of December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$129,375	$(6,824)	$115,710	$6,083
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other liabilities	$70,245	$(1,076)	$—	$—
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$22,522	$135	$42,056	$(62)

The unaudited consolidated statements of operations reflect a loss of $293 and a gain of $127 for the three and six months ended June 30, 2022, respectively, related to the effective portion of the cash flow hedges and a gain of $410 and $957 for the three and six months ended June 30, 2021, respectively. No material ineffective hedges were recognized for the three and six months ended June 30, 2022 and 2021 in operating expenses in the consolidated statement of operations.

For the three and six months ended June 30, 2022, the unaudited consolidated statements of operations reflect a gain of $1,819 and $2,560, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. For the three and six months ended June 30, 2021, the unaudited consolidated statements of operations reflect a loss of $237 and a gain of $534, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

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

The Company's fiscal 2022 annual effective rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded on its U.S. losses. For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $1,698 and $915, respectively, and $3,112 and $1,474 for the six months ended June 30, 2022 and 2021, respectively, comprised primarily of foreign income taxes.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance in future periods. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of June 30, 2022, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

In addition, the Company is subject to the regular examinations of its income tax returns by different tax authorities. The Company regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

g.	Cash, Cash Equivalents, Marketable Securities and Short-Term Investments:

The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments—Debt and Equity Securities” and ASC No. 326, “Financial Instruments—Credit Losses.” The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and other securities.

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

	As of June 30, 2022
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$580,758	$—	$—	$580,758
Commercial paper	4,785	—	—	4,785
Corporate bonds	1,199	—	—	1,199
Total	$586,742	$—	$—	$586,742

Marketable securities
US Treasury securities	$17,975	$—	$(17)	$17,958
Commercial paper	8,378	—	—	8,378
Corporate bonds	2,401	—	(2)	2,399
Total	$28,754	$—	$(19)	$28,735

Short-term deposits
Term bank deposits	$6,856	$—	$—	$6,856
Total	$6,856	$—	$—	$6,856

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$414,942	$—	$—	$414,942
Total	$414,942	$—	$—	$414,942

Short-term deposits
Term bank deposits	$1,850	$—	$—	$1,850
Total	$1,850	$—	$—	$1,850

All the marketable securities have a stated effective maturity of less than 12 months as of June 30, 2022.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

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

As of June 30, 2022, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,963,854 and 8,137,198 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending June 30, 2022 and 2021, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash, shares or a combination thereof. As a result of the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect on diluted net income per share, if applicable.

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

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended June 30, 2022.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	As of June 30, 2022
	(unaudited)				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$580,758	$—	$—	$580,758	$414,942	$—	$—	$414,942
Commercial paper	—	4,785	—	4,785	—	—	—	—
Corporate bonds	—	1,199	—	1,199	—	—	—	—
Marketable securities:
US Treasury securities	17,958	—	—	17,958	—	—	—	—
Commercial paper	—	8,378	—	8,378	—	—	—	—
Corporate bonds	—	2,399	—	2,399	—	—	—	—
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	135	—	135	—	6,083	—	6,083
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(6,824)	—	(6,824)	—	(62)	—	(62)
Long-term other liabilities:
Forward foreign exchange contracts	—	(1,076)	—	(1,076)	—	—	—	—
Total financial assets (liabilities)	$598,716	$8,996	$—	$607,712	$414,942	$6,021	$—	$420,963

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of June 30, 2022.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

June 30, 2022
(unaudited)
Operating right-of-use assets	$60,512

Operating lease liabilities, current	$(9,577)
Operating lease liabilities, long-term	(61,982)
Total operating lease liabilities	$(71,559)

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of June 30, 2022, are as follows (in thousands):

June 30, 2022
(unaudited)
2022	$5,637
2023	11,697
2024	9,632
2025	9,639
2026	9,433
Thereafter	33,250
Total undiscounted lease payments	$79,288

Less: Imputed interest	(7,729)
Present value of lease liabilities	$71,559

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.77

Weighted average discount rate	2.83%

Total operating lease cost for the three and six months ended June 30, 2022 was $2,291 and $4,600, respectively, inclusive of sublease income of $198 and $298. Total operating lease cost for the three and six months ended June 30, 2021 was $1,727 and $3,167, respectively.

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

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and six months ended June 30, 2022 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	June 30, 2022
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		2,560
Total intangible assets, net		$3,550

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $381 and $762 for the three and six months ended June 30, 2022, respectively, and $384 and $768 for the three and six months ended June 30, 2021.

The following table summarizes estimated future amortization expense of our intangible assets as of June 30, 2022 (in thousands):

Years ending December 31,	Amount (unaudited)
2022	762
2023	1,525
2024	1,263
Total future amortization expense	$3,550

NOTE 5:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

On May 11, 2020, the Company issued the 2025 Notes pursuant to an Indenture dated May 11, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The offering totaled $253,000 aggregate principal amount. The net proceeds to the Company after the initial purchaser discount and issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

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

The 2025 Notes are not redeemable at the Company’s option prior to August 20, 2023. On or after August 20, 2023, the Company may redeem the 2025 Notes for cash, at its option, subject to the terms and conditions provided in the Indenture.

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

The net carrying amount of the 2025 Notes was as follows (in thousands):

June 30, 2022
(unaudited)
Principal	$253,000
Unamortized issuance costs	(4,784)
Net carrying amount	$248,216

The interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Contractual interest expense	$790	$790	$1,581	$1,580
Amortization of debt discount	—	1,405	—	2,794
Amortization of debt issuance costs	371	303	740	603
Total	$1,161	$2,498	$2,321	$4,977

As of June 30, 2022, the total estimated fair value of the 2025 Notes was approximately $296,326. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

A summary of employees’ stock options activities during the six months ended June 30, 2022 is as follows:

	Six Months Ended June 30, 2022 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2022	803,870	$7.077	$33,524	2.747
Granted	—	$—
Exercised	(4,108)	$6.808
Forfeited and expired	—	$—
Options outstanding as of June 30, 2022	799,762	$7.078	$17,788	2.245

Options exercisable as of June 30, 2022	788,374	$7.099	$17,519	2.168

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the six months ended June 30, 2022 was $136. As of June 30, 2022, there was $340 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 1.401 years.

b. The options outstanding as of June 30, 2022 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of June 30, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of June 30, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$4.157	—	5.682	223,761	2.442	$4.880	212,373	2.165	$4.828
$6.503	—	8.077	430,099	2.062	$7.111	430,099	2.062	$7.111
	$9.960		120,180	2.647	$9.960	120,180	2.647	$9.960
	$13.287		25,722	1.726	$13.287	25,722	1.726	$13.287
			799,762	2.245	$7.078	788,374	2.168	$7.099

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of June 30, 2022 (unaudited) were as follows:

	Number of options outstanding and exercisable as of June 30, 2022	Range of exercise price per share			Exercisable through
August 2013 - February 2016	22,650	$5.623	—	$13.287	August 2023 - February 2026

d.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2022 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2022	7,726,125	$42.53
Granted	3,678,761	$42.69
Vested	(2,868,968)	$34.86
Forfeited	(394,476)	$47.58
Unvested balance – June 30, 2022	8,141,442	$45.06

As of June 30, 2022, there was $309,222 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.533 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cost of revenues	$3,015	$1,856	$6,102	$3,445
Research and development	13,638	8,920	26,238	16,078
Sales and marketing	13,568	9,492	26,664	17,234
General and administrative	7,537	5,600	14,752	10,490
Total	$37,758	$25,868	$73,756	$47,247

g.	Common stock split:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$80,835	$61,598	$149,976	$114,404
EMEA (*)	27,151	24,471	51,360	44,705
Rest of World	3,462	2,349	6,373	4,094
Total revenues	$111,448	$88,418	$207,709	$163,203

(*)       Sales to customers in France accounted for 10.7% and 12.7% of total revenues for the three months ended June 30, 2022 and 2021, respectively. Sales to customers in France accounted for 10.3% and 11.6% of total revenues for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022 and 2021, respectively, there were no sales to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Long-lived assets by geographic region:
United States	$41,064	$43,317
Israel	40,522	40,169
Ireland	15,888	16,341
Other	2,674	2,220
	$100,148	$102,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Varonis is a pioneer in data security and analytics, fighting a different battle than conventional cybersecurity companies. We are pioneers because more than 15 years ago we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change both the global economy and the risk profiles of corporations and governments and our conviction has only strengthened over time. Since our founding, our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

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

In the first quarter of 2022, we introduced more functionality to control sharing and collaboration in Microsoft 365, including new dashboards for visualizing data exposure from sharing links, expanded remediation capabilities for SharePoint Online and OneDrive sites, the ability to automatically label data in SharePoint and OneDrive and updated threat models to defend against the latest ransomware tactics. In addition, we continued to expand our capabilities in the cloud security space, adding SaaS Security Posture Management (SSPM) functionality to DatAdvantage Cloud to identify configuration risks and recommend appropriate remediation. This functionality expands DatAdvantage Cloud’s ability to find sensitive data across different SaaS applications, reveal who can access that data, and monitor for suspicious activity and threats. In the second quarter of 2022, we introduced new features for DatAdvantage Cloud that deliver accurate, scalable data classification in Amazon S3, and identify excessive permissions and misconfigurations, classify sensitive data in files and attachments, and detect data exfiltration attempts in Salesforce. These new features help organizations secure some of their hardest-to-find data to ensure they can remain compliant and limit damage from cyber threats.

In order to allow our customers to better unleash the power of our platform through faster adoption of our integrated products, we strategically shifted to a subscription-based business model, and, although revenues are still primarily front-end loaded, they are more predictable and recurring in nature. We are also focused on maintaining a high subscription and maintenance renewal rate by focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. For the three and six months ended June 30, 2022, 99% of our total revenues were recurring. We currently have over forty licenses. As of June 30, 2022, 75% of our customers with 500 employees or more had purchased four or more licenses, compared to 68% a year ago, and 45% purchased six or more licenses, compared to 35% a year ago. Our maintenance renewal rate continued to be over 90% for the quarter ended June 30, 2022.

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

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three and six months ended June 30, 2022, approximately 73% and 72%, respectively, of our revenues were derived from North America, while approximately 24% and 25%, respectively, of our revenues were derived from EMEA and approximately 3% from Rest of World (“ROW”). Additionally, total revenues grew approximately 27% for the six months ended June 30, 2022 compared with the six months ended June 30, 2021. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy. During the first half of 2022, however, our operations in EMEA were negatively impacted by the U.S. dollar significantly strengthening against the Euro and the Pound Sterling, a trend which accelerated in the second quarter, and by the exit of our Russia business. While there continues to be near-term uncertainty in the region, our results of operations may be negatively impacted.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three months ended June 30, 2022 and 2021, subscription revenues were $84.4 million and $58.4 million, respectively, representing year-over-year growth of 44%. For the six months ended June 30, 2022 and 2021, subscription revenues were $153.4 million and $103.5 million, respectively, representing year-over-year growth of 48%. For the three months ended June 30, 2022 and 2021, our total revenues were $111.4 million and $88.4 million, respectively, representing year-over-year growth of 26%. For the six months ended June 30, 2022 and 2021, our total revenues were $207.7 million and $163.2 million, respectively, representing year-over-year growth of 27%. For the three months ended June 30, 2022 and 2021, we had operating losses of $37.6 million and $28.2 million and net losses of $36.3 million and $32.9 million, respectively. For the six months ended June 30, 2022 and 2021, we had operating losses of $85.7 million and $62.3 million and net losses of $85.1 million and $68.6 million, respectively

Key Performance Indicators and Recent Business Highlights

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

As of June 30, 2022 and 2021, ARR was $426.3 million and $328.2 million, respectively, an increase of 30% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are primarily sold on-premises and are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In 2021, we launched our cloud offering that allows customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As we only introduced these licenses in the second half of 2021, the contribution to total revenues has not yet been significant, nor is it expected to be significant in 2022. In addition, given the nominal amount of perpetual license revenues due to the successful transition to a subscription model, these revenues, which are generally recognized with the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred, are included within the subscriptions line of the consolidated statements of operations. Due to the timing of renewals and subscription renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the maintenance renewal rate for our customers over a 12-month period, based on a dollar maintenance renewal rate for contracts expiring during that time period. Our maintenance renewal rate for each of the six months ended June 30, 2022 and 2021 continued to be over 90%. We have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, we expect maintenance and support of perpetual licenses to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	75.7%	66.1%	73.8%	63.4%
Maintenance and services	24.3	33.9	26.2	36.6
Total revenues	100.0%	100.0%	100.0%	100.0%

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

General and Administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel. Other expenses are comprised of legal, accounting and other consultant fees and other corporate expenses and allocated overhead. We expect that general and administrative expenses will increase in absolute dollars as we expand our operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following tables are a summary of our consolidated statements of operations for the three months ended June 30, 2022 and 2021 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2022	2021
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$84,380	$58,403
Maintenance and services	27,068	30,015
Total revenues	111,448	88,418
Cost of revenues	17,799	14,201
Gross profit	93,649	74,217
Operating expenses:
Research and development	44,815	33,333
Sales and marketing	68,714	54,919
General and administrative	17,688	14,196
Total operating expenses	131,217	102,448
Operating loss	(37,568)	(28,231)
Financial income (expenses), net	2,976	(3,802)
Loss before income taxes	(34,592)	(32,033)
Income taxes	(1,698)	(915)
Net loss	$(36,290)	$(32,948)

	Three Months Ended June 30,
	2022	2021
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	75.7%	66.1%
Maintenance and services	24.3	33.9
Total revenues	100.0	100.0
Cost of revenues	16.0	16.1
Gross profit	84.0	83.9
Operating expenses:
Research and development	40.2	37.7
Sales and marketing	61.6	62.1
General and administrative	15.9	16.1
Total operating expenses	117.7	115.9

Operating loss	(33.7)	(32.0)
Financial income (expenses), net	2.7	(4.3)
Loss before income taxes	(31.0)	(36.3)

Income taxes	(1.6)	(1.0)
Net loss	(32.6)%	(37.3)%

Revenues

	Three Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$84,380	$58,403	44.5%
Maintenance and services	27,068	30,015	(9.8)%
Total revenues	$111,448	$88,418	26.0%

	Three Months Ended June 30,
	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	75.7%	66.1%
Maintenance and services	24.3%	33.9%
Total revenues	100.0%	100.0%

Subscription revenues increased 44% from $58.4 million for the three months ended June 30, 2021 to $84.4 million for the three months ended June 30, 2022. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high subscription renewal rate. Total revenues increased approximately 26% for the three months ended June 30, 2022 as compared to 2021. ARR was $426.3 million and $328.2 million as of June 30, 2022 and 2021, respectively, representing an increase of 30%. The anticipated decrease in maintenance and services revenues was due to insignificant new perpetual licenses revenue despite our maintenance renewal rate continuing to be over 90% for each of the three months ended June 30, 2022 and 2021, as well as newer licenses providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future. As of June 30, 2022, 75% of our customers with 500 employees or more had purchased four or more licenses, compared to 68% a year ago, and 45% purchased six or more licenses, compared to 35% a year ago.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Cost of revenues	$17,799	$14,201	25.3%

	Three Months Ended June 30,
	2022	2021
	(as a percentage of total revenues)
Total gross margin	84.0%	83.9%

The increase in cost of revenues was primarily related to an increase of $2.7 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $0.7 million increase in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$44,815	$33,333	34.4%
Sales and marketing	68,714	54,919	25.1%
General and administrative	17,688	14,196	24.6%
Total operating expenses	$131,217	$102,448	28.1%

	Three Months Ended June 30,
	2022	2021
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.2%	37.7%
Sales and marketing	61.6%	62.1%
General and administrative	15.9%	16.1%
Total operating expenses	117.7%	115.9%

The increase in research and development expenses was primarily related to an increase of $9.8 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The increase was also due to a $1.5 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to an increase of $8.7 million in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. The increase was also due to a $2.0 million increase related to marketing related expenses and a $1.6 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $2.8 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $0.2 million increase in other expenses and facilities and allocated overhead costs.

Financial Income (Expenses), Net

	Three Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$2,976	$(3,802)	178.3%

The increase in financial income (expenses), net was primarily due to foreign currency gains, a decrease in the amortization of debt discount costs on our convertible senior notes as a result of our adoption of ASU 2020-06 on January 1, 2022 and higher interest income.

Income Taxes

	Three Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Income taxes	$(1,698)	$(915)	(85.6)%

Income taxes for the three months ended June 30, 2022 and 2021, including the increase in income taxes, were comprised primarily of foreign income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following tables are a summary of our consolidated statements of operations for the six months ended June 30, 2022 and 2021 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2022	2021
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$153,365	$103,517
Maintenance and services	54,344	59,686
Total revenues	207,709	163,203
Cost of revenues	35,608	27,683
Gross profit	172,101	135,520
Operating expenses:
Research and development	88,385	63,395
Sales and marketing	133,501	106,412
General and administrative	35,868	28,019
Total operating expenses	257,754	197,826
Operating loss	(85,653)	(62,306)
Financial income (expenses), net	3,712	(4,824)
Loss before income taxes	(81,941)	(67,130)
Income taxes	(3,112)	(1,474)
Net loss	$(85,053)	$(68,604)

Six Months Ended June 30,
	2022	2021
(as a percentage of total revenues)
Statement of Operations Data:
Revenues:

Subscriptions	73.8%	63.4%
Maintenance and services	26.2	36.6
Total revenues	100.0	100.0
Cost of revenues	17.1	17.0
Gross profit	82.9	83.0
Operating expenses:
Research and development	42.5	38.8
Sales and marketing	64.3	65.2
General and administrative	17.3	17.2
Total operating expenses	124.1	121.2

Operating loss	(41.2)	(38.2)
Financial income (expenses), net	1.8	(2.9)
Loss before income taxes	(39.4)	(41.1)
Income taxes	(1.5)	(0.9)
Net loss	(40.9)%	(42.0)%

Revenues

	Six Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$153,365	$103,517	48.2%
Maintenance and services	54,344	59,686	(9.0)%
Total revenues	$207,709	$163,203	27.3%

	Six Months Ended June 30,
	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	73.8%	63.4%
Maintenance and services	26.2%	36.6%
Total revenues	100.0%	100.0%

Subscription revenues increased 48% from $103.5 million for the six months ended June 30, 2021 to $153.4 million for the six months ended June 30, 2022. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high subscription renewal rate. Total revenues increased approximately 27% for the six months ended June 30, 2022 as compared to 2021. ARR was $426.3 million and $328.2 million as of June 30, 2022 and 2021, respectively, representing an increase of 30%. The anticipated decrease in maintenance and services revenues was due to insignificant new perpetual licenses revenue despite our maintenance renewal rate continuing to be over 90% for each of the six months ended June 30, 2022 and 2021, as well as newer licenses providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future. As of June 30, 2022, 75% of our customers with 500 employees or more had purchased four or more licenses, compared to 68% a year ago, and 45% purchased six or more licenses, compared to 35% a year ago.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Cost of revenues	$35,608	$27,683	28.6%

	Six Months Ended June 30,
	2022	2021
	(as a percentage of total revenues)
Total gross margin	82.9%	83.0%

The increase in cost of revenues was primarily related to an increase of $6.4 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $1.3 million increase in facilities and allocated overhead costs.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$88,385	$63,395	39.4%
Sales and marketing	133,501	106,412	25.5%
General and administrative	35,868	28,019	28.0%
Total operating expenses	$257,754	$197,826	30.3%

	Six Months Ended June 30,
	2022	2021
	(as a percentage of total revenues)
Operating expenses:
Research and development	42.5%	38.8%
Sales and marketing	64.3%	65.2%
General and administrative	17.3%	17.2%
Total operating expenses	124.1%	121.2%

The increase in research and development expenses was primarily related to an increase of $21.7 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The increase was also due to a $2.9 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to an increase of $20.0 million in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. The increase was also due to a $2.8 million increase in facilities and allocated overhead costs and $2.2 million increase related to marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $6.0 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $1.2 million increase in other expenses and facilities and allocated overhead costs.

Financial Income (Expenses), Net

	Six Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$3,712	$(4,824)	176.9%

The increase in financial income (expenses), net was primarily due to foreign currency gains, a decrease in the amortization of debt discount costs on our convertible senior notes as a result of our adoption of ASU 2020-06 on January 1, 2022 and higher interest income.

Income Taxes

	Six Months Ended June 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Income taxes	$(3,112)	$(1,474)	(111.1)%

Income taxes for the six months ended June 30, 2022 and 2021, including the increase in income taxes, were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2022	2021
	(unaudited) (in thousands)
Net cash provided by operating activities	$10,075	$11,145
Net cash provided by (used in) investing activities	(39,949)	32,171
Net cash provided by (used in) financing activities	(22,715)	503,949
Increase (decrease) in cash and cash equivalents	$(52,589)	$547,265

On June 30, 2022, our cash and cash equivalents, marketable securities and short-term deposits of $788.8 million were held for working capital purposes and were invested primarily in money market funds. We have proactively taken steps to increase available cash, including, but not limited to, issuing a follow-on equity offering and the 2025 Notes, and we believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and subscription renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the six months ended June 30, 2022, cash inflows from our operating activities were $10.1 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the six months ended June 30, 2022, cash inflows were $11.2 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $33.3 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2022 was 69 and 66, respectively. Other sources of cash inflows were from a $1.1 million decrease in other long-term assets and a $0.9 million increase in other long-term liabilities. This was partially offset by a $17.1 million increase in prepaid expenses and other current assets (including deferred commissions), a $12.5 million decrease in accrued expenses and other liabilities, a $6.1 million decrease in deferred revenues and a $0.6 million decrease in trade payables.

For the six months ended June 30, 2021, cash inflows from our operating activities were $11.1 million. For the six months ended June 30, 2021, sources of cash inflows were from changes in our working capital, including a $34.1 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2021 was 66 and 67, respectively. Additional sources of cash inflows were from a $2.3 million increase in trade payables, a $0.8 million increase in other long-term liabilities and a $0.7 million decrease in other long-term assets. This was partially offset by $0.2 million from our net loss excluding non-cash charges, a $12.9 million decrease in deferred revenues, a $7.9 million increase in prepaid expenses and other current assets (including deferred commissions) and a $5.7 million decrease in accrued expenses and other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2022, net cash used in investing activities of $39.9 million was primarily attributable to investments of $28.7 million in marketable securities, investments of $5.1 million in deposits and $6.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with office space.

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

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities of $22.7 million was attributable to $28.8 million in taxes paid related to net share settlement of equity awards, partially offset by $6.1 million of proceeds from employee stock plans.

For the six months ended June 30, 2021, net cash provided by financing activities of $503.9 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $4.7 million of proceeds from employee stock plans. This was partially offset by $0.8 million in taxes paid related to net share settlement of equity awards.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million. For information regarding the revolving credit facility, refer to Note 1 of our consolidated financial statements.

As of June 30, 2022, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants.

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

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2022 for the upcoming years were as follows:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Operating lease obligations	$5,637	$11,697	$9,632	$9,639	$9,433	$33,250	$79,288

We have obligations related to unrecognized tax benefit liabilities totaling $11.0 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended June 30, 2022 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $788.8 million as of June 30, 2022. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held primarily in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

As of June 30, 2022, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our future success depends in large part on the continued growth of the market for software that enables enterprises to analyze, secure, govern, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the potential value of their data and the risk of that data getting compromised or stolen. Despite a number of high-profile cyberattacks around the world, we must still persuade them to devote a portion of their budgets to a unified platform that we offer to analyze, secure, govern, manage and extract value from this resource. We cannot provide any assurance that enterprises will recognize the need for our products or, if they do, that they will decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. We can provide no assurance that the market for our solution will continue to grow at its current rate or at all. The failure of the market to continue to develop would materially adversely impact our results of operations.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19, inflationary pressure and a higher interest rate environment, changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare, including geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Recently, the CCPA was expanded by the California Privacy Rights Act on November 3, 2020, and will impose additional obligations on businesses relating to personal information beginning on January 1, 2023, with enforcement beginning on July 1, 2023. In addition, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring are all set to go into effect in 2023. These laws impose similar obligations on businesses with regard to the use, disclosure and security of personal information, and grant additional rights in that personal information to consumers.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union's ("EU") data protection regime, the GDPR, became enforceable on May 25, 2018. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit," has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, the United Kingdom’s government has announced that it is considering revising some aspects of its domestic data protection regime to move further away from the EU approach, and it is unclear how the two regimes will interact after that. In addition, the United Kingdom is reviewing its data transfer rules with respect to transfers to the United States and other jurisdictions, and has issued its own UK-specific International Data Transfer Agreement, together with a UK Addendum to the EU Standard Contractual Clauses. Depending on how these measures are implemented, and how they are enforced, they may result in substantively different compliance obligations with respect to transfers of personal data out of the United Kingdom and the EU, respectively. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

Some statutory requirements, both in the United States and abroad, include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Even though we may have contractual protections with our service providers, a security breach could impact our reputation, harm our customer confidence, hurt our sales or cause us to lose existing customers and could expose us to potential liability or require us to expend significant resources on data security and in responding to such breach. The Company has cybersecurity insurance; however, it may be insufficient to cover the costs of cybersecurity breaches.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may increase the costs associated with, limit the use and adoption of, and reduce the overall demand for, our products. Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our products particularly in certain industries and foreign countries.

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
• if our customers do not renew their subscriptions or do not renew them on a timely basis, our revenues may decline and our business may suffer; and
• we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings.

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

These factors may make it more difficult for us to gain new customers and to expand within our existing customer base. While our revenues increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, we may face future difficulties in gaining new customers and expanding within our existing customer base.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and increasingly engaged with customers online and through other communications channels, including virtual meetings. While our revenues increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, there is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $85.1 million for the six months ended June 30, 2022 and net losses of $116.9 million and $94.0 million in each of the years ended December 31, 2021 and 2020, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2021 and for the six months ended June 30, 2022, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2021 and for the six months ended June 30, 2022, approximately 72% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain engineers. Any of our employees may terminate their employment at any time, and we face intense competition for highly skilled employees. Competition for qualified employees, particularly in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, is intense. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. In addition, during the COVID-19 pandemic, which is characterized as an unstable period, to some extent it may be more difficult to timely attract and train new employees. If we are unable to timely attract, retain or train qualified employees, particularly our engineers, salespeople and key managers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer. Lastly, equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity compensation programs or if there is a decline in our stock price, which will result in the value of our equity compensation being lower, we may have difficulty attracting and retaining employees.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers who had originally purchased perpetual licenses have an option to renew their maintenance agreements. For us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our perpetual license maintenance renewal rate for the year ended December 31, 2021 and for the six months ended June 30, 2022 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2021 and for the six months ended June 30, 2022, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of June 30, 2022, we had 83 issued patents in the United States and 11 pending U.S. patent applications. We also had 55 patents issued and 55 applications pending for examination in non-U.S. jurisdictions, and no pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and restricts the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the second quarter of 2022, we have accounted for an estimate of the effects of the R&D capitalization, based on interpretation of the law as currently enacted, and have estimated that our $318.3 million accumulated federal NOL should offset all the effects of the R&D capitalization requirement for all of 2022. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs are fully utilized, we may incur an increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of June 30, 2022, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of June 30, 2022, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

We operate on a global basis and political, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we have operations in Ukraine, where Russia and Ukraine are currently involved in a military conflict. Political instability and conflict in Ukraine, and any other areas in the world where we have operations, may affect our business and operations in those and other neighboring regions.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and rapidly evolving and subjects us to additional regulatory risk and compliance costs. As of June 30, 2022, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

As of June 30, 2022, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.0 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

• actual or anticipated fluctuations in our results or those of other companies in our industry;
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
• announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or other companies in our industry;
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

VARONIS SYSTEMS, INC.

August 2, 2022	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

August 2, 2022	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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