Form 10-Q
period 2022-09-30
VARONIS SYSTEMS INC
filed 2022-11-01
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36324
____________________
VARONIS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware			57-1222280
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1250 Broadway, 28th Floor	New York	NY	10001
(Address of principal executive offices)			(Zip Code)
(877) 292-8767
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VRNS	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 28, 2022, there were 110,220,081 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$754,245	$805,761
Marketable securities	25,235	—
Short-term deposits	10,871	1,850
Trade receivables (net of allowances of $3,355 and $2,754 at September 30, 2022 and December 31, 2021, respectively)	91,685	117,179
Prepaid expenses and other current assets	34,557	34,417
Total current assets	916,593	959,207

Long-term assets:
Operating lease right-of-use asset	58,757	63,749
Property and equipment, net	38,188	38,298
Intangible assets, net	3,169	4,313
Goodwill	23,135	23,135
Other assets	18,666	19,835
Total long-term assets	141,915	149,330
Total assets	$1,058,508	$1,108,537

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$5,989	$5,324
Accrued expenses and other short-term liabilities	109,250	102,226
Deferred revenues	94,190	104,221
Total current liabilities	209,429	211,771

Long-term liabilities:
Convertible senior notes, net	248,589	225,330
Operating lease liability	58,867	68,694
Deferred revenues	2,125	2,566
Other liabilities	7,191	3,583
Total long-term liabilities	316,772	300,173

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 110,213,856 shares at September 30, 2022 and 107,509,096 shares at December 31, 2021	110	108

Accumulated other comprehensive income (loss)	(12,357)	6,083
Additional paid-in capital	1,077,280	1,018,005
Accumulated deficit	(532,726)	(427,603)
Total stockholders’ equity	532,307	596,593
Total liabilities and stockholders’ equity	$1,058,508	$1,108,537
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscriptions	$96,052	$70,350	$249,417	$173,867
Maintenance and services	27,256	30,003	81,600	89,689
Total revenues	123,308	100,353	331,017	263,556

Cost of revenues	17,198	14,338	52,806	42,021

Gross profit	106,110	86,015	278,211	221,535

Operating expenses:
Research and development	44,478	34,344	132,863	97,739
Sales and marketing	69,810	56,229	203,311	162,641
General and administrative	17,404	13,997	53,272	42,016
Total operating expenses	131,692	104,570	389,446	302,396

Operating loss	(25,582)	(18,555)	(111,235)	(80,861)
Financial income (expenses), net	2,431	(3,234)	6,143	(8,058)

Loss before income taxes	(23,151)	(21,789)	(105,092)	(88,919)
Income taxes	(5,566)	(1,525)	(8,678)	(2,999)

Net loss	$(28,717)	$(23,314)	$(113,770)	$(91,918)

Net loss per share of common stock, basic and diluted	$(0.26)	$(0.22)	$(1.04)	$(0.88)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	109,996,589	107,028,201	109,303,835	104,595,650

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(28,717)	$(23,314)	$(113,770)	$(91,918)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(11)	(3)	(33)	(6)
Income on marketable securities reclassified into earnings, net of tax	13	1	16	3
	2	(2)	(17)	(3)

Unrealized income (loss) on derivative instruments, net of tax	(5,952)	2,100	(19,808)	608
Loss (income) on derivative instruments reclassified into earnings, net of tax	1,512	(2,663)	1,385	(7,448)
	(4,440)	(563)	(18,423)	(6,840)
Total other comprehensive loss	(4,438)	(565)	(18,440)	(6,843)

Comprehensive loss	$(33,155)	$(23,879)	$(132,210)	$(98,761)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2020	95,456,862	$95	$395,347	$9,371	$(310,742)	$94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026	—	—	500,034
Stock-based compensation expense	—	—	21,379	—	—	21,379
Common stock issued under employee stock plans	2,728,995	3	4,670	—	—	4,673
Taxes paid related to net share settlement of equity awards	—	—	(731)	—	—	(731)
Unrealized loss on derivative instruments	—	—	—	(5,185)	—	(5,185)
Unrealized income on available for sale securities	—	—	—	5	—	5
Net loss	—	—	—	—	(35,656)	(35,656)
Balance as of March 31, 2021	106,147,395	106	920,691	4,191	(346,398)	578,590
Stock-based compensation expense	—	—	25,868	—	—	25,868
Common stock issued under employee stock plans	766,636	1	37	—	—	38
Taxes paid related to net share settlement of equity awards	—	—	(64)	—	—	(64)
Unrealized loss on derivative instruments	—	—	—	(1,092)	—	(1,092)
Unrealized loss on available for sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(32,948)	(32,948)
Balance as of June 30, 2021	106,914,031	107	946,532	3,093	(379,346)	570,386
Stock-based compensation expense	—	—	24,422	—	—	24,422
Common stock issued under employee stock plans	407,032	—	6,289	—	—	6,289
Taxes paid related to net share settlement of equity awards	—	—	(248)	—	—	(248)
Unrealized loss on derivative instruments	—	—	—	(563)	—	(563)
Unrealized loss on available for sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(23,314)	(23,314)
Balance as of September 30, 2021	107,321,063	$107	$976,995	$2,528	$(402,660)	$576,970

The accompanying notes are an integral part of these consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	35,998	—	—	35,998
Common stock issued under employee stock plans	2,057,101	2	6,109	—	—	6,111
Taxes paid related to net share settlement of equity awards	—	—	(28,825)	—	—	(28,825)
Unrealized loss on derivative instruments	—	—	—	(3,179)	—	(3,179)
Unrealized loss on available for sale securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(48,763)	(48,763)
Balance as of March 31, 2022	109,566,197	110	1,000,493	2,894	(467,719)	535,778
Stock-based compensation expense	—	—	37,758	—	—	37,758
Common stock issued under employee stock plans	320,000	—	5	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(6)	—	—	(6)
Unrealized loss on derivative instruments	—	—	—	(10,804)	—	(10,804)
Unrealized loss on available for sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(36,290)	(36,290)
Balance as of June 30, 2022	109,886,197	110	1,038,250	(7,919)	(504,009)	526,432
Stock-based compensation expense	—	—	34,300	—	—	34,300
Common stock issued under employee stock plans	327,659	—	5,393	—	—	5,393
Taxes paid related to net share settlement of equity awards	—	—	(663)	—	—	(663)
Unrealized loss on derivative instruments	—	—	—	(4,440)	—	(4,440)
Unrealized income on available for sale securities	—	—	—	2	—	2
Net loss	—	—	—	—	(28,717)	(28,717)
Balance as of September 30, 2022	110,213,856	$110	$1,077,280	$(12,357)	$(532,726)	$532,307

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(113,770)	$(91,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,125	8,271
Stock-based compensation	108,056	71,669
Amortization of deferred commissions	17,198	11,511
Noncash operating lease costs	6,974	6,201
Amortization of debt discount and issuance costs	1,113	5,124
Gain from sale of property and equipment	(21)	—

Changes in assets and liabilities:
Trade receivables	25,494	22,847
Prepaid expenses and other current assets	(5,236)	568
Deferred commissions	(17,510)	(13,652)
Other long-term assets	1,338	819
Trade payables	665	2,596
Accrued expenses and other short-term liabilities	(17,125)	(5,057)
Deferred revenues	(10,472)	(13,241)
Other long-term liabilities	3,608	1,102
Net cash provided by operating activities	8,437	6,840

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	32,800	26,106
Investment in marketable securities	(58,052)	—
Proceeds from short-term and long-term deposits	6,882	80,236
Investment in short-term and long-term deposits	(15,985)	(50,000)
Proceeds from sale of property and equipment	21	—
Purchases of property and equipment	(7,634)	(4,120)
Net cash provided by (used in) investing activities	(41,968)	52,222

Cash flows from financing activities:
Proceeds from employee stock plans	11,509	10,999
Taxes paid related to net share settlement of equity awards	(29,494)	(1,043)
Proceeds from follow-on offering, net	—	500,034
Net cash provided by (used in) financing activities	(17,985)	509,990
Increase (decrease) in cash and cash equivalents	(51,516)	569,052
Cash and cash equivalents at beginning of period	805,761	234,092
Cash and cash equivalents at end of period	$754,245	$803,144

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,267	$3,646
Cash paid for interest	$3,166	$3,168
Lease liabilities arising from obtaining right-of-use assets	$1,614	$22,098

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has twelve wholly-owned subsidiaries.

The Company’s software products and services allow enterprises to manage, analyze, alert and secure enterprise data across the most common on-premises and cloud data stores and applications. Varonis focuses on protecting enterprise data including: sensitive files and emails; confidential customer, patient and employee data; financial records; strategic and product plans; and other intellectual property. Through its products: DatAdvantage (including the Automation Engine), DatAlert (including Varonis Edge), DataPrivilege, Data Classification Engine (including Policy Pack and Data Classification Labels), Data Transport Engine, DatAnswers, DatAdvantage Cloud, Data Classification Cloud and DatAlert Cloud, the Varonis Data Security Platform detects cyberthreats from both internal and external actors by analyzing data, account activity and user behavior; prevents and limits disaster by locking down sensitive and stale data; and efficiently sustains a secure state with automation. Varonis products address additional important use cases including data protection, data governance, Zero Trust, cybercrime, compliance, data privacy, classification and threat detection and response. On October 31, 2022, the Company announced the availability of its Data Security Platform under a Software-as-a-Service ("SaaS") delivery model.

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

The Company generates revenues in the form of software license fees and related maintenance and services fees. Subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. In the second half of 2021, the Company launched its first SaaS offering, introducing products and support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022 the Company announced the availability of the Varonis Data Security Platform under a SaaS delivery model, which was previously only sold as an on-premises solution. Maintenance and services primarily consist of fees for maintenance and services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training the Company's customers to fully leverage the use of its products, although the user can benefit from the software without the Company's assistance. The

Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Subscription software that is sold on-premises and perpetual license revenues are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. As we have successfully transitioned to a subscription model which has resulted in an immaterial amount of perpetual license revenues, these revenues are included within the subscriptions line of the consolidated statements of operations. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and are included within the subscriptions line of the consolidated statements of operations. The Company's SaaS offerings allow customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As these solutions were only recently offered to customers, the total associated revenues have not yet been material.

The Company recognizes revenues from maintenance agreements ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the new term with the revenues recognized ratably over the period.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $91,124 for the nine months ended September 30, 2022.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2021 and for the nine months ended September 30, 2022, there were no returns from this reseller.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. Over the last several quarters, the Company has closed forward foreign exchange contracts beyond 12 months to capitalize on more favorable rates. In addition, the Company enters into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of September 30, 2022 (unaudited)		Assets (liabilities) as of December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$132,754	$(8,620)	$115,710	$6,083
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other liabilities	$108,207	$(3,721)	$—	$—
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$16,761	$(138)	$42,056	$(62)

The unaudited consolidated statements of operations reflect a loss of $1,512 and $1,385 for the three and nine months ended September 30, 2022, respectively, related to the effective portion of the cash flow hedges and a gain of $439 and $1,396 for the three and nine months ended September 30, 2021, respectively. No material ineffective hedges were recognized for the three and nine months ended September 30, 2022 and 2021 in operating expenses in the consolidated statement of operations.

For the three and nine months ended September 30, 2022, the unaudited consolidated statements of operations reflect a gain of $928 and $3,488, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program. For the three and nine months ended September 30, 2021, the unaudited consolidated statements of operations reflect a gain of $371 and $905, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

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

The Company's fiscal 2022 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174 and utilization of carry forward net operating loss (“NOL”). For the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $5,566 and $1,525, respectively, and $8,678 and $2,999 for the nine months ended September 30, 2022 and 2021, respectively.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance in future periods. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of September 30, 2022, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

	As of September 30, 2022
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$561,945	$—	$—	$561,945
Commercial paper	2,388	—	—	2,388
Total	$564,333	$—	$—	$564,333

Marketable securities
US Treasury securities	$7,539	$—	$(7)	$7,532
Commercial paper	13,127	—	—	13,127
Corporate bonds	4,586	—	(10)	4,576
Total	$25,252	$—	$(17)	$25,235

Short-term deposits
Term bank deposits	$10,871	$—	$—	$10,871
Total	$10,871	$—	$—	$10,871

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$414,942	$—	$—	$414,942
Total	$414,942	$—	$—	$414,942

Short-term deposits
Term bank deposits	$1,850	$—	$—	$1,850
Total	$1,850	$—	$—	$1,850

All the marketable securities have a stated effective maturity of less than 12 months as of September 30, 2022.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

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

As of September 30, 2022, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,815,124 and 7,843,510 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending September 30, 2022 and 2021, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company intends to settle the principal amount of the 2025 Notes in cash, shares or a combination thereof. As a result of the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect on diluted net income per share, if applicable.

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

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2022.

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
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	As of September 30, 2022
	(unaudited)				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$561,945	$—	$—	$561,945	$414,942	$—	$—	$414,942
Commercial paper	—	2,388	—	2,388	—	—	—	—
Marketable securities:
US Treasury securities	7,532	—	—	7,532	—	—	—	—
Commercial paper	—	13,127	—	13,127	—	—	—	—
Corporate bonds	—	4,576	—	4,576	—	—	—	—
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	—	—	—	—	6,083	—	6,083
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(8,758)	—	(8,758)	—	(62)	—	(62)
Long-term other liabilities:
Forward foreign exchange contracts	—	(3,721)	—	(3,721)	—	—	—	—
Total financial assets (liabilities)	$569,477	$7,612	$—	$577,089	$414,942	$6,021	$—	$420,963

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of September 30, 2022.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

September 30, 2022
(unaudited)
Operating right-of-use assets	$58,757

Operating lease liabilities, current	$(9,721)
Operating lease liabilities, long-term	(58,867)
Total operating lease liabilities	$(68,588)

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of September 30, 2022, are as follows (in thousands):

September 30, 2022
(unaudited)
2022	$2,889
2023	11,862
2024	9,476
2025	9,477
2026	9,279
Thereafter	32,796
Total undiscounted lease payments	$75,779

Less: Imputed interest	(7,191)
Present value of lease liabilities	$68,588

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.56

Weighted average discount rate	2.84%

As of September 30, 2022, the Company entered into an additional agreement to sublease a portion of its office space in New York. The sublease is expected to commence in the fourth quarter of 2022 and has a lease term through 2028 with an option to extend.

Total operating lease cost for the three and nine months ended September 30, 2022 was $2,386 and $6,986, respectively, inclusive of sublease income of $184 and $482. Total operating lease cost for the three and nine months ended September 30, 2021 was $1,738 and $4,905, respectively.

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

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and nine months ended September 30, 2022 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	September 30, 2022
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		2,941
Total intangible assets, net		$3,169

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $382 and $1,144 for the three and nine months ended September 30, 2022, respectively, and $384 and $1,151 for the three and nine months ended September 30, 2021.

The following table summarizes estimated future amortization expense of our intangible assets as of September 30, 2022 (in thousands):

Years ending December 31,	Amount (unaudited)
2022	381
2023	1,525
2024	1,263
Total future amortization expense	$3,169

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

The 2025 Notes will mature on August 15, 2025, unless earlier converted, redeemed or repurchased. Interest will be payable semi-annually in arrears on February 15 and August 15 of each year, at a rate of 1.25% per year.

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

The net carrying amount of the 2025 Notes was as follows (in thousands):

September 30, 2022
(unaudited)
Principal	$253,000
Unamortized issuance costs	(4,411)
Net carrying amount	$248,589

The interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Contractual interest expense	$791	$792	$2,372	$2,372
Amortization of debt discount	—	1,420	—	4,214
Amortization of debt issuance costs	372	306	1,112	909
Total	$1,163	$2,518	$3,484	$7,495

As of September 30, 2022, the total estimated fair value of the 2025 Notes was approximately $274,821. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

The Capped Call Transactions are separate transactions and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital.

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

A summary of employees’ stock options activities during the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30, 2022 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2022	803,870	$7.077	$33,524	2.747
Granted	—	$—
Exercised	(9,208)	$5.339
Forfeited and expired	—	$—
Options outstanding as of September 30, 2022	794,662	$7.097	$15,435	2.015

Options exercisable as of September 30, 2022	785,620	$7.114	$15,246	1.953

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the nine months ended September 30, 2022 was $262. As of September 30, 2022, there was $269 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 1.204 years.

b. The options outstanding as of September 30, 2022 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of September 30, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$4.157	—	5.682	218,661	2.273	$4.894	209,619	2.053	$4.854
$6.503	—	8.077	430,099	1.810	$7.111	430,099	1.810	$7.111
	$9.960		120,180	2.395	$9.960	120,180	2.395	$9.960
	$13.287		25,722	1.474	$13.287	25,722	1.474	$13.287
			794,662	2.015	$7.097	785,620	1.953	$7.114

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of September 30, 2022 (unaudited) were as follows:

	Number of options outstanding and exercisable as of September 30, 2022	Range of exercise price per share			Exercisable through
August 2013 - February 2016	22,650	$5.623	—	$13.287	August 2023 - February 2026

d.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2022 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2022	7,726,125	$42.53
Granted	3,856,369	$42.12
Vested	(2,986,696)	$34.83
Forfeited	(597,986)	$45.86
Unvested balance – September 30, 2022	7,997,812	$44.96

As of September 30, 2022, there was $271,880 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.339 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Cost of revenues	$2,382	$1,839	$8,484	$5,284
Research and development	12,490	8,347	38,728	24,425
Sales and marketing	12,556	9,001	39,220	26,235
General and administrative	6,872	5,235	21,624	15,725
Total	$34,300	$24,422	$108,056	$71,669

g.	Common stock split:

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

i.	Share Repurchase Program:

In October 2022, the Company's board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program is expected to be completed over the next 12 months. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$98,018	$75,609	$247,994	$190,013
EMEA (*)	22,117	22,801	73,477	67,506
Rest of World	3,173	1,943	9,546	6,037
Total revenues	$123,308	$100,353	$331,017	$263,556

(*)       Sales to customers in France did not exceed 10.0% of total revenues for the nine months ended September 30, 2022 and accounted for 10.1% of total revenues for the nine months ended September 30, 2021.

For the three and nine months ended September 30, 2022 and 2021, respectively, there were no sales to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Long-lived assets by geographic region:
United States	$39,845	$43,317
Israel	39,372	40,169
Ireland	15,420	16,341
Other	2,308	2,220
	$96,945	$102,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Digital Transformation

The global digital transformation continues to gain traction across almost all industries, changing the way we live and work and impacting how data is stored, managed and accessed. This transformation has fueled, and we expect will continue to fuel, the secular trends that drive demand for our products, including the shift to the cloud; increase in cybercrime; and compliance with data-driven regulations. These trends impact the way organizations operate and have increased our long-term opportunity to help our customers protect their data, detect threats and achieve regulatory compliance.

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

In the second half of 2021, we launched our first SaaS offering, introducing products and support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022 we announced the availability of the Varonis Data Security Platform under a SaaS delivery model, which was previously only sold as an on-premises solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for its Data Security Platform will be transformational for several reasons: customers will be able to more quickly and easily deploy and maintain our solutions with reduced infrastructure requirements and lower upfront costs; risk assessments, the core of our sales motion, are expected to be quicker to deploy; we will have better visibility into customer usage, issues, behaviors and the ability to spot threats more quickly, which will better inform our innovation; customers will benefit from continual threat model updates that will help them stay ahead of evolving threats; and the SaaS model will allow us to deliver additional features and functionality to customers more efficiently.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, media and entertainment and education sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. We currently have over forty licenses. As of September 30, 2022, 76% of our customers with 500 employees or more had purchased four or more licenses, compared to 70% a year ago, and 47% purchased six or more licenses, compared to 37% a year ago. Our renewal rate continued to be over 90% for the quarter ended September 30, 2022.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three and nine months ended September 30, 2022, approximately 79% and 75%, respectively, of our revenues were derived from North America, while approximately 18% and 22%, respectively, of our revenues were derived from EMEA and approximately 3% from Rest of World (“ROW”). Additionally, total revenues grew approximately 26% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy. Throughout 2022, however, our operations in EMEA were negatively impacted by the broader macroeconomic environment in the region, including the weakening of the Euro and the Pound Sterling, and the exit of our Russia business. As a result, we have seen changes in customer buying patterns including, increased budgetary tightening and longer sales cycles in the region, a trend we expect to continue through the end of 2022. While we have taken measures to mitigate the impact of foreign currency fluctuations, our results of operations to date have been negatively impacted. In the United States, we have also experienced a higher inflationary environment and, although we have not seen a lengthening of our sales cycle in the region to date, we may in the future which could negatively impact our results. We have always aimed to tie our level of investment in the business to the revenues we plan to achieve, and, as such, we will continue to closely monitor these current economic trends and their effects on our business.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three months ended September 30, 2022 and 2021, subscription revenues were $96.1 million and $70.3 million, respectively, representing year-over-year growth of 37%. For the nine months ended September 30, 2022 and 2021, subscription revenues were $249.4 million and $173.9 million, respectively, representing year-over-year growth of 43%. For the three months ended September 30, 2022 and 2021, our total revenues were $123.3 million and $100.4 million, respectively, representing year-over-year growth of 23%. For the nine months ended September 30, 2022 and 2021, our total revenues were $331.0 million and $263.6 million, respectively, representing year-over-year growth of 26%. For the three months ended September 30, 2022 and 2021, we had operating losses of $25.6 million and $18.6 million and net losses of $28.7 million and $23.3 million, respectively. For the nine months ended September 30, 2022 and 2021, we had operating losses of $111.2 million and $80.9 million and net losses of $113.8 million and $91.9 million, respectively

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts, maintenance contracts and SaaS contracts in effect at the end of that period. Subscription license contracts, maintenance contracts and SaaS contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365.

As of September 30, 2022 and 2021, ARR was $447.8 million and $354.2 million, respectively, an increase of 26% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Components of Operating Results

Revenues

Our revenues consist of licenses and maintenance and services revenues.

Subscription Revenues. Subscription revenues are primarily sold on-premises and are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In the second half of 2021, we launched our first SaaS offering, introducing products and support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022 we announced the availability of the Varonis Data Security Platform under a SaaS delivery model, which was previously only sold as an on-premises solution. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. As we only introduced these licenses in the second half of 2021 and fourth quarter of 2022, respectively, the contribution to total revenues has not yet been significant, nor is it expected to be significant in 2022. In addition, given the nominal amount of perpetual license revenues due to the successful transition to a subscription model, these revenues, which are generally recognized with the license fee portion of the arrangement upon delivery as the benefit of the asset has transferred, are included within the subscriptions line of the consolidated statements of operations. Due to the timing of renewals and renewal rates, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new subscription customers and increasing subscription revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the nine months ended September 30, 2022 and 2021 continued to be over 90%. We have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	77.9%	70.1%	75.3%	66.0%
Maintenance and services	22.1	29.9	24.7	34.0
Total revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in 90 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; amortization of acquired intangible assets; third-party hosting fees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and support teams and programs and expenses that play a critical role in our subscription-based business model and our overall renewals.

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

Financial Income (Expenses), Net

Financial income (expenses), net consist primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as economic instability could also contribute to volatility in the global financial and foreign exchange markets, including volatility in the value of Pound Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities and deposits.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following tables are a summary of our consolidated statements of operations for the three months ended September 30, 2022 and 2021 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2022	2021
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$96,052	$70,350
Maintenance and services	27,256	30,003
Total revenues	123,308	100,353
Cost of revenues	17,198	14,338
Gross profit	106,110	86,015
Operating expenses:
Research and development	44,478	34,344
Sales and marketing	69,810	56,229
General and administrative	17,404	13,997
Total operating expenses	131,692	104,570
Operating loss	(25,582)	(18,555)
Financial income (expenses), net	2,431	(3,234)
Loss before income taxes	(23,151)	(21,789)
Income taxes	(5,566)	(1,525)
Net loss	$(28,717)	$(23,314)

	Three Months Ended September 30,
	2022	2021
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	77.9%	70.1%
Maintenance and services	22.1	29.9
Total revenues	100.0	100.0
Cost of revenues	13.9	14.3
Gross profit	86.1	85.7
Operating expenses:
Research and development	36.1	34.2
Sales and marketing	56.6	56.0
General and administrative	14.1	14.0
Total operating expenses	106.8	104.2

Operating loss	(20.7)	(18.5)
Financial income (expenses), net	1.9	(3.2)
Loss before income taxes	(18.8)	(21.7)

Income taxes	(4.5)	(1.5)
Net loss	(23.3)%	(23.2)%

Revenues

	Three Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$96,052	$70,350	36.5%
Maintenance and services	27,256	30,003	(9.2)%
Total revenues	$123,308	$100,353	22.9%

	Three Months Ended September 30,
	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	77.9%	70.1%
Maintenance and services	22.1%	29.9%
Total revenues	100.0%	100.0%

Subscription revenues increased 37% from $70.3 million for the three months ended September 30, 2021 to $96.1 million for the three months ended September 30, 2022. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high renewal rate. Total revenues increased approximately 23% for the three months ended September 30, 2022 as compared to 2021. ARR was $447.8 million and $354.2 million as of September 30, 2022 and 2021, respectively, representing an increase of 26%. The anticipated decrease in maintenance and services revenues was due to churn despite our renewal rate continuing to be over 90% for each of the three months ended September 30, 2022 and 2021, as well as newer licenses providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future. As of September 30, 2022, 76% of our customers with 500 employees or more had purchased four or more licenses, compared to 70% a year ago, and 47% purchased six or more licenses, compared to 37% a year ago.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Cost of revenues	$17,198	$14,338	19.9%

	Three Months Ended September 30,
	2022	2021
	(as a percentage of total revenues)
Total gross margin	86.1%	85.7%

The increase in cost of revenues was primarily related to an increase of $2.0 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $0.7 million increase in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$44,478	$34,344	29.5%
Sales and marketing	69,810	56,229	24.2%
General and administrative	17,404	13,997	24.3%
Total operating expenses	$131,692	$104,570	25.9%

	Three Months Ended September 30,
	2022	2021
	(as a percentage of total revenues)
Operating expenses:
Research and development	36.1%	34.2%
Sales and marketing	56.6%	56.0%
General and administrative	14.1%	14.0%
Total operating expenses	106.8%	104.2%

The increase in research and development expenses was primarily related to an increase of $8.3 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The increase was also due to a $1.7 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to an increase of $8.6 million in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. The increase was also due to a $2.0 million increase related to marketing related expenses and a $1.3 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $2.5 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $0.5 million increase in other expenses and facilities and allocated overhead costs.

Financial Income (Expenses), Net

	Three Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$2,431	$(3,234)	175.2%

The increase in financial income (expenses), net was primarily due to higher interest income, a decrease in the amortization of debt discount costs on our convertible senior notes as a result of our adoption of ASU 2020-06 on January 1, 2022 and foreign currency gains.

Income Taxes

	Three Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Income taxes	$(5,566)	$(1,525)	(265.0)%

Income taxes for the three months ended September 30, 2022, including the increase in income taxes, were comprised primarily of U.S. income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following tables are a summary of our consolidated statements of operations for the nine months ended September 30, 2022 and 2021 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2022	2021
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$249,417	$173,867
Maintenance and services	81,600	89,689
Total revenues	331,017	263,556
Cost of revenues	52,806	42,021
Gross profit	278,211	221,535
Operating expenses:
Research and development	132,863	97,739
Sales and marketing	203,311	162,641
General and administrative	53,272	42,016
Total operating expenses	389,446	302,396
Operating loss	(111,235)	(80,861)
Financial income (expenses), net	6,143	(8,058)
Loss before income taxes	(105,092)	(88,919)
Income taxes	(8,678)	(2,999)
Net loss	$(113,770)	$(91,918)

Nine Months Ended September 30,
	2022	2021
(as a percentage of total revenues)
Statement of Operations Data:
Revenues:

Subscriptions	75.3%	66.0%
Maintenance and services	24.7	34.0
Total revenues	100.0	100.0
Cost of revenues	16.0	15.9
Gross profit	84.0	84.1
Operating expenses:
Research and development	40.1	37.1
Sales and marketing	61.4	61.7
General and administrative	16.1	16.0
Total operating expenses	117.6	114.8

Operating loss	(33.6)	(30.7)
Financial income (expenses), net	1.9	(3.0)
Loss before income taxes	(31.7)	(33.7)
Income taxes	(2.7)	(1.2)
Net loss	(34.4)%	(34.9)%

Revenues

	Nine Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$249,417	$173,867	43.5%
Maintenance and services	81,600	89,689	(9.0)%
Total revenues	$331,017	$263,556	25.6%

	Nine Months Ended September 30,
	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	75.3%	66.0%
Maintenance and services	24.7%	34.0%
Total revenues	100.0%	100.0%

Subscription revenues increased 43% from $173.9 million for the nine months ended September 30, 2021 to $249.4 million for the nine months ended September 30, 2022. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high renewal rate. Total revenues increased approximately 26% for the nine months ended September 30, 2022 as compared to 2021. ARR was $447.8 million and $354.2 million as of September 30, 2022 and 2021, respectively, representing an increase of 26%. The anticipated decrease in maintenance and services revenues was due to churn despite our renewal rate continuing to be over 90% for each of the nine months ended September 30, 2022 and 2021, as well as newer licenses providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future. As of September 30, 2022, 76% of our customers with 500 employees or more had purchased four or more licenses, compared to 70% a year ago, and 47% purchased six or more licenses, compared to 37% a year ago.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Cost of revenues	$52,806	$42,021	25.7%

	Nine Months Ended September 30,
	2022	2021
	(as a percentage of total revenues)
Total gross margin	84.0%	84.1%

The increase in cost of revenues was primarily related to an increase of $8.4 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $2.0 million increase in facilities and allocated overhead costs.

Operating Expenses

	Nine Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$132,863	$97,739	35.9%
Sales and marketing	203,311	162,641	25.0%
General and administrative	53,272	42,016	26.8%
Total operating expenses	$389,446	$302,396	28.8%

	Nine Months Ended September 30,
	2022	2021
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.1%	37.1%
Sales and marketing	61.4%	61.7%
General and administrative	16.1%	16.0%
Total operating expenses	117.6%	114.8%

The increase in research and development expenses was primarily related to an increase of $30.0 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The increase was also due to a $4.6 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to an increase of $28.6 million in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. The increase was also due to a $4.2 million increase related to marketing related expenses and a $4.1 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $8.5 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $1.7 million increase in other expenses and facilities and allocated overhead costs.

Financial Income (Expenses), Net

	Nine Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Financial income (expenses), net	$6,143	$(8,058)	176.2%

The increase in financial income (expenses), net was primarily due to foreign currency gains, higher interest income and a decrease in the amortization of debt discount costs on our convertible senior notes as a result of our adoption of ASU 2020-06 on January 1, 2022.

Income Taxes

	Nine Months Ended September 30,
	2022	2021	% Change
	(unaudited) (in thousands)
Income taxes	$(8,678)	$(2,999)	(189.4)%

Income taxes for the nine months ended September 30, 2022 and 2021, including the increase in income taxes, were comprised primarily of foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2022	2021
	(unaudited) (in thousands)
Net cash provided by operating activities	$8,437	$6,840
Net cash provided by (used in) investing activities	(41,968)	52,222
Net cash provided by (used in) financing activities	(17,985)	509,990
Increase (decrease) in cash and cash equivalents	$(51,516)	$569,052

On September 30, 2022, our cash and cash equivalents, marketable securities and short-term deposits of $790.4 million were held for working capital purposes and were invested primarily in money market funds. We have proactively taken steps to increase available cash, including, but not limited to, issuing a follow-on equity offering and the 2025 Notes, and we believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions, if any.

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

For the nine months ended September 30, 2022, cash inflows from our operating activities were $8.4 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the nine months ended September 30, 2022, cash inflows were $27.7 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $25.5 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2022 was 71 and 67, respectively. Other sources of cash inflows were from a $3.6 million increase in other long-term liabilities, a $1.3 million decrease in other long-term assets and a $0.7 million increase in trade payables. This was partially offset by a $22.7 million increase in prepaid expenses and other current assets (including deferred commissions), a $17.1 million decrease in accrued expenses and other liabilities and a $10.5 million decrease in deferred revenues.

For the nine months ended September 30, 2021, cash inflows from our operating activities were $6.8 million. For the nine months ended September 30, 2021, sources of cash inflows were $10.9 million, which included our net loss of $91.9 million, offset by non-cash charges of $102.8 million. Additional sources of cash inflows were from changes in our working capital, including a $22.8 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2021 was 66 and 67, respectively. Other sources of cash inflows were from a $2.6 million increase in trade payables, a $1.1 million increase in other long-term liabilities and a $0.8 million decrease in other long-term assets. This was partially offset by a $13.2 million decrease in deferred revenues, a $13.1 million increase in prepaid expenses and other current assets (including deferred commissions) and a $5.1 million decrease in accrued expenses and other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2022, net cash used in investing activities of $42.0 million was primarily attributable to net investments of $25.3 million in marketable securities, $9.1 million in net deposits and $7.6 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with office space.

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

Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities of $18.0 million was attributable to $29.5 million in taxes paid related to net share settlement of equity awards, partially offset by $11.5 million of proceeds from employee stock plans.

For the nine months ended September 30, 2021, net cash provided by financing activities of $510.0 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $11.0 million of proceeds from employee stock plans. This was partially offset by $1.0 million in taxes paid related to net share settlement of equity awards.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million. For information regarding the revolving credit facility, refer to Note 1 of our consolidated financial statements.

As of September 30, 2022, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants.

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

Share Repurchase Program

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program is expected to be completed over the next 12 months. The number of shares to be purchased and the timing of purchases will be based on our trading windows, available liquidity, and general business and market conditions.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2022 for the upcoming years were as follows:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Operating lease obligations	$2,889	$11,862	$9,476	$9,477	$9,279	$32,796	$75,779

We have obligations related to unrecognized tax benefit liabilities totaling $13.4 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one fifth of our revenues for the three months ended September 30, 2022 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our foreign currency expenses consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $790.4 million as of September 30, 2022. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Our cash and cash equivalents are held primarily in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

As of September 30, 2022, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•Risks Related to our Operations, including (i) security breaches, cyberattacks or other cyber-risks of our IT systems; (ii) fluctuation in our quarterly results of operations due to variability in our revenues; (iii) a failure of our subscription-based business model to yield the benefits that we expect; (iv) the expansion of cloud-delivered services; (v) the effects of COVID-19 on our business and our customers; (vi) a decline or fluctuation in our customer renewal rates; (vii) a failure to manage our business growth effectively; (viii) difficulties in evaluating and predicting our future prospects and our ability to forecast our future operating results; (ix) our inability to attract new customers and expand sales to existing customers, both domestically and internationally; (x) our inability to be profitable in the future; (xi) our inability to maintain successful relationships with our channel partners; (xii) collection and credit risks; (xiii) substantial currency exchange rates fluctuations; (xiv) a failure to maintain or enhance our brand recognition or reputation; (xv) a failure to maintain and increase our sales to customers in the public sector; (xvi) a failure to meet applicable export and import controls which could subject us to liability or impair our ability to compete in international markets; (xvii) an increase in risks associated with our international activities in countries with a history of corruption and where we have transactions with foreign governments; and (xviii) risks associated with acquisitions of other entities or business.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19, inflationary pressure, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, potential future government shutdowns, the federal government's failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare, including geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles. In the beginning of 2022, in connection with the conflict between Russia and Ukraine and related sanctions, we made the decision to exit our Russia business. As 2022 progressed, the European economy began to experience increased economic turmoil that has caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been increasing budgetary tightening and we have started to see longer sales cycles in the region and our results of operations to date have been negatively impacted. In the United States, we have also experienced a higher inflationary environment and we may in the future see a lengthening of our sales cycle in the region which could negatively impact our results.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. On November 3, 2020, the CCPA was expanded by the California Privacy Rights Act and, beginning on January 1, 2023, imposes additional obligations on businesses relating to personal information with enforcement beginning on July 1, 2023. In addition, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring are all set to go into effect in 2023. These laws impose similar obligations on businesses with regard to the use, disclosure and security of personal information, and grant additional rights in that personal information to consumers.

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

The expansion of cloud-delivered services (as opposed to traditional on-premises delivery of our products) has and will introduce a number of risks and uncertainties unique to such a shift, which could adversely affect our business, results of operations and financial condition.

We recently launched cloud offerings that allows customers to use hosted software. Any future expansion of our cloud-delivered services may require a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Additionally, market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Additionally, an increasing number of jurisdictions are imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may deter customers from using cloud-based services, and may inhibit our ability to expand into certain markets or prohibit us from continuing to offer services in those markets without significant additional costs.

Our hosted offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services and rely upon the ability of those providers to maintain continuous service availability and protect customer data on their services. Customers of our cloud-based offerings need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to their contractual obligations. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur, and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our hosted offerings would be impaired. Lastly, our cloud product offering and pricing is new and may be more expensive to us than anticipated.

The global COVID-19 pandemic could have harmful effects on our business and results of operations.

The COVID-19 pandemic and efforts to control its spread significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. Many jurisdictions required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. Extended restrictions or closures may adversely affect economies and financial markets globally. Our operations, and the operations of our customers and partners, have been disrupted and may be disrupted in the future.

As a result of the COVID-19 pandemic, if our employees are not able to continue working effectively, including because of illness, quarantines, office closures, canceled customer meetings or industry events, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, as recently seen in many places around the world, remote and hybrid work arrangements increase the risk of cybersecurity incidents, data breaches or cyberattacks, which could have a material adverse effect on our business and results of operations if it were to happen to us, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business, damage to our reputation and any government imposed penalty.

Overall, the pandemic has and may in the future give rise to a number of risks, including, but not limited to, the following:

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

We may not be able to predict renewal rates and their impact on our future revenues and operating results.

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

We intend to continue to grow our business and plan to continue to hire new sales employees either for expansion or replacement of existing sales personnel. If we cannot adequately and timely hire new employees and if we fail to adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project and/or our sales productivity might suffer, our customers might decide not to renew or reduce the scope of their original purchases, or our customers may lose confidence in the knowledge and capability of our employees or products. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate, or at all.

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
• protect and further develop our strategic assets, including our intellectual property rights; and
• continue to capitalize on the transition to a subscription-based business model and manage our introduction of cloud-based solutions.

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

Our future success will depend in large part on our ability to, among other things:

• continue to reap the benefits from the transition to a subscription-based model and manage our introduction of cloud-based solutions;
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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have and, in the future may, continue to engage with customers online and through other communications channels, including virtual meetings. There is no guarantee that in the future our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

We have incurred net losses in each year since our inception, including a net loss of $113.8 million for the nine months ended September 30, 2022 and net losses of $116.9 million and $94.0 million in each of the years ended December 31, 2021 and 2020, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2021 and for the nine months ended September 30, 2022, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2021 and for the nine months ended September 30, 2022, approximately 72% and 75%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Our transition to a subscription-based model, and the additional demands involved in selling multiple products as well as new product offerings, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees and adequately training them, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell our Data Security Platform rather than individual software products. Furthermore, based on our past experience in mature territories, it can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations, and during the COVID-19 pandemic such training may take even longer. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past, or at all, due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions or because of the remote hiring and training process. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

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

While we extend our technological capabilities though innovation and strategic transactions, including our recently announced cloud-based solutions, we cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to extend our technological expertise and develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their subscription licenses or maintenance and support agreements with us after the initial terms have expired. Our customers have an option to renew their maintenance agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their subscription licenses and maintenance and support agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2021 and for the nine months ended September 30, 2022 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2021 and for the nine months ended September 30, 2022, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying our Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Interruptions or performance problems, including associated with our website or support website or any caused by cyberattacks, may adversely affect our business.

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including technical failures, cyberattacks, natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. System failures or outages, including any potential disruptions due to a period of increased global demand on certain cloud-based systems or disruptions of our cloud-based solutions, could compromise our or our customer's ability to perform day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

If our software is perceived as not being secure, customers may reduce the use of or stop using our software, and we may incur significant liabilities.

Our software involves the transmission of data between data stores, and between data stores and desktop and mobile computers, and will increasingly involve the storage of data. We have a legal and contractual obligation to protect the confidentiality and appropriate use of customer data. Any security breaches with respect to such data could result in the loss of this information, litigation, indemnity obligations and other liabilities. The security of our products and accompanied services is important in our customers’ decisions to purchase or use our products or services. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our products, we have no direct control over the substance of the content. Security measures might be breached as a result of third-party action, employee error, malfeasance or otherwise. We also incorporate open source software and other third-party software into our products. There may be vulnerabilities in open source software and third-party software that may make our products likely to be harmed by cyberattacks. Moreover, our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, such security vulnerability may adversely impact our product vulnerability and we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

As of September 30, 2022, we had 84 issued patents in the United States and 13 pending U.S. patent applications. We also had 55 patents issued and 55 applications pending for examination in non-U.S. jurisdictions, and one pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot provide assurance that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

As of December 31, 2021, we have accumulated a $321.5 million federal NOL since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and restricts the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the third quarter of 2022, we have accounted for an estimate of the effects of the R&D capitalization, based on interpretation of the law as currently enacted, and have estimated that our $321.5 million accumulated federal NOL as of December 31, 2021 should offset most of the effects of the R&D capitalization requirement in 2022. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs are fully utilized, we would incur an increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of September 30, 2022, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement") for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of September 30, 2022, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and rapidly evolving and subjects us to additional regulatory risk and compliance costs. As of September 30, 2022, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of September 30, 2022, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of September 30, 2022, we had options, restricted stock units (“RSUs”) and performance stock units ("PSUs") outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.8 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

VARONIS SYSTEMS, INC.

November 1, 2022	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

November 1, 2022	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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