Form 10-K
period 2022-12-31
VARONIS SYSTEMS INC
filed 2023-02-07
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements
of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No   ☒

As of June 30, 2022, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $3.17 billion.

As of February 3, 2023, the registrant had 107,616,152 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements and Summary Risk Factors

This report contains, and management may make, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors, many of which are difficult to predict and generally beyond our control, that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the “Summary Risk Factors” below and those discussed in “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The risks that might cause actual results to differ from our expectations include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under “Risk Factors” set forth in Item 1A of this Annual Report, and the following, which also summarizes the principal risks of our business:

•the fact that the market for software that analyzes, secures, governs, manages and migrates enterprise data may not continue to grow or grow at the same pace;
•prolonged economic uncertainties or downturns;
•currency exchange rate fluctuations;
•increased competition;
•security breaches, cyberattacks or other cyber-risks and failure to comply with legal requirements, contractual obligations and industry standards regarding security, data protection and privacy;
•fluctuation in our quarterly results of operations due to variability in our revenues;
•our expansion into cloud-delivered services;
•our ability to predict renewal rates and manage growth effectively;
•our limited operating history at our current scale, which makes it difficult to evaluate and predict our future prospects;
•our history of losses;
•our ability to maintain strong relationships with our channel partners, including distributors and resellers, to whom we sell substantially all of our products and services;
•risks inherent in our international operations, including the effect of export and import controls and the risk of a violation or alleged violation of applicable anti-corruption or anti-bribery laws;
•collection and credit risks;
•our ability to maintain or enhance our brand recognition or reputation;
•our ability to retain, attract and recruit highly qualified personnel;
•our dependency on the continued services and performance of our co-founder, Chief Executive Officer and President;
•our ability to continually enhance and improve our technology;
•the fact that we derive substantially all of our revenues and cash flows from sales of licenses from a single platform of products;
•the fact that, if we experience interruptions or performance problems with our products, or if our software is not perceived as being secure, customers may reduce the use of or stop using our products;
•our ability to protect our proprietary technology and intellectual property rights;
•the fact that our tax rate may vary significantly depending on our stock price;
•our ability to fully utilize our net operating loss carryforwards;
•our indebtedness; and
•stock price volatility.

You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
i

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2022

ii

PART I

Item 1.	Business

We were incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005. Our principal executive offices are located at 1250 Broadway, 28th Floor, New York, NY 10001. For convenience in this report, the terms “Company,” “Varonis,” “we” and “us” may be used to refer to Varonis Systems, Inc. and/or its subsidiaries, except where indicated otherwise. Our telephone number is (877) 292-8767.

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

Data continues to grow in new and existing data stores both on-premises and in the cloud, a trend we have seen accelerate as companies around the world undergo a wave of digital transformation initiatives which have significantly impacted how they must approach data security. These data stores facilitate rapid collaboration from a hybrid workforce, but as these data stores grow in size and criticality, the relationships between the data they hold and the users that collaborate with it grow more complex, making those relationships difficult to visualize, understand and control without the benefit of automation.

In addition to data growth, companies face an environment where threat actors continue to refine their strategies to monetize sensitive data and the risk of substantial fines for noncompliance with data-centric regulations continues to grow. At the same time, organizations are seeing a global scarcity of in-house technical expertise, as the demand for cybersecurity professionals significantly outpaces supply, and IT and security experts are under pressure to solve growing problems with fewer resources. We believe that these trends provide us a long-term opportunity to fulfill our mission of protecting sensitive data for our customers and alleviating the resource pressure that companies are facing through our automation capabilities.

Enterprises now use many different combinations of data stores and require varying levels of automated protection. We believe our offering provides comprehensive data coverage and we aim to keep pace with the relentless growth and complexity of data. We started in 2005 with coverage for Windows file shares. Today, we offer coverage for more than 40 of the most mission-critical on-premises and cloud data stores and applications. In 2021, we launched our DatAdvantage Cloud hosted solution that centrally monitors and protects data across multiple cloud data stores, Software-as-a-Service ("SaaS") applications and Infrastructure-as-a-Service ("IaaS") environments as well as Data Classification Cloud to help automatically identify sensitive information. In 2022, we continued to enhance DatAdvantage Cloud and Data Classification Cloud with new functionality. In addition, we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities. Given these benefits to our customers, we expect SaaS deployments to grow significantly over the next several years to become the primary driver of our sales as we transition our business to a predominately SaaS-based company.

Our software specializes in data protection, threat detection and response, data privacy and compliance. Varonis software enables enterprises of all sizes and industries to protect data stored on-premises and in the cloud, including: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; source code, strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, we have built an integrated platform for security and analytics to simplify and streamline security and data management.

The Varonis Data Security Platform helps enterprises protect data against cyberattacks from both external and internal threats. Our technology enables enterprises to analyze data, account activity and user behavior to help detect and prevent attacks. Varonis prevents or limits unauthorized use of sensitive information, detects and prevents potential cyberattacks and limits potential damage by automatically locking down data, allowing access to only those who need it and automating the removal of stale data when it is no longer useful. Customers can efficiently sustain a secure state with automation and address additional important use cases, including data protection, data governance, Zero Trust, compliance, data privacy, classification and threat detection and response. The Varonis Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. Our platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage. In doing so, our platform provides real-time intelligence about an enterprise’s massive volumes of data, making it more secure, accessible and manageable.

We believe that the (i) Varonis Data Security Platform technology, (ii) coverage of more than 40 of the most mission-critical on-premises and cloud data stores and applications and (iii) technical experts within the Company who continue to expand and improve our offering are our primary, hard to replicate competitive advantages. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform. Our belief in our technological advantage stems from us having developed a way to do each of the following:

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
•automate remediation of excessive access to sensitive information across large data stores and cloud applications to safely ensure a Zero Trust or least privilege model;
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
•automatically respond to severe incidents, such as ransomware, to limit potential impact and reduce recovery times;
•provide customers Live Updates to our platform which address the rapidly evolving threats they face;
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

The broad applicability of our technology has resulted in our customers deploying our software for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; data security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for securing enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, consumer and retail, energy and utilities, construction and engineering and education sectors. We believe our existing customer base serves as a strong source of incremental revenues given our broad data coverage, the growing volumes and complexity of their enterprise data and the associated security concerns.

In the first quarter of 2019, we began offering subscription licenses whereby the customer has the right to install our software on premises and use it over a designated period of time. At this time, our subscription revenues now account for substantially all of our total license revenues.

To date, a small portion of our sales were derived from our SaaS offerings that allow customers to use hosted software. As we transition to a predominantly SaaS-based business model, we expect that sales from these arrangements will become a significant portion of our total sales over the next several years.

Size of Our Market Opportunity

The International Data Corporation’s Global DataSphere Forecast, 2022-2026, predicts that over the next five years, data will grow at a compound annual growth rate of 21% to reach more than 221 zettabytes (or 221 trillion Gigabytes) by 2026. That data will include both structured and unstructured data, but unstructured data overwhelmingly dominates, accounting for more than 90% of the data created each year. We expect this significant growth to continue creating a need for technologies that use automation to protect and manage data. We believe that the diverse functionalities offered by our platform position us well to capitalize on this powerful trend in the digital universe.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and its supporting infrastructure, and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and the related metadata at a massive scale with minimal demands on the existing IT infrastructure. On October 31, 2022, Varonis announced the availability of our flagship Varonis Data Security Platform as a SaaS; prior to this announcement, only the DatAdvantage Cloud licenses were available as a cloud-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution will be transformational for several reasons: customers will be able to more quickly and easily deploy and maintain our solutions with reduced infrastructure requirements and lower upfront costs; and risk assessments, the core of our sales motion, are expected to be quicker and more controllable.

Key Benefits of Our Technology

We believe our transition to SaaS enhances many of the below benefits and will allow us to deliver additional benefits to customers that our cloud technology unlocks. Varonis will have better visibility into customer usage, issues, and behaviors that will better inform our innovation; customers will seamlessly benefit from continual threat model updates that will help them stay ahead of evolving threats; and the SaaS model will allow us to deliver additional features and functionality to customers more efficiently.

Data Protection

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including data governance, least privilege and Zero Trust, as well as intelligent retention. Moreover, our solution is applicable across most major enterprise data stores and SaaS applications (Windows, UNIX/Linux, Intranets, email systems, Microsoft 365, including SharePoint Online, Teams and OneDrive for Business, Salesforce, AWS, Slack, GitHub, Okta, Google Drive and Box).

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

Visibility and Data Monitoring Capabilities All in One Place. Our solution combines analysis from disparate on-premises and cloud stores, applications and infrastructure and presents them in a single view, even as data storage and user access become more dispersed and complex in hybrid environments.

Fast Time to Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our software can be deployed in under an hour and allows customers to realize real value with minimal effort. The availability of our platform as a SaaS is expected to further reduce the total cost of ownership and accelerate the time-to-value for our customers.

Ease of Use. While we utilize complex data structures and algorithms in our data engine, we abstract that complexity to provide a sleek, intuitive interface. Our software is accessible through a standard web browser and requires limited training, saving time and cost and making it accessible to a broader set of users. The availability of our platform as a SaaS is expected to further improve the ease of use for our customers, with a more modern, responsive front-end user interface and a best-of-breed cloud infrastructure on the backend.

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly scalable, allowing our customers to analyze vast amounts of enterprise data. Moreover, our proprietary platform is built with a flexible, modern cloud architecture, allowing customers to seamlessly and transparently expand their data coverage without impacting performance.

Threat Detection and Response

Threat Detection and Response with User, Data and System Context. Our solutions combine classification and data access governance with User and Entity Behavior Analytics ("UEBA") on data stores, cloud applications, directory services and perimeter devices, including Domain Name System ("DNS"), Virtual Private Network ("VPN") and web proxy, for accurate detection and risk reduction. Our solutions reduce risk relating to unauthorized use and cyberattacks and reduce incident time to detection (TTD) and time to resolution (TTR).

Protect Data from Insider Threats, Data Breaches, Malware and Cyberattacks. Our solutions analyze how employee accounts, service accounts and admin accounts use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers are able to detect advanced persistent threats ("APTs"), cybercriminals, rogue insiders, attackers that have compromised internal systems and employee accounts, malware, ransomware and other significant threats.

Proactive Incident Response. Under a SaaS delivery model, the Varonis incident response and forensics teams can review, triage, and proactively notify customers of any incidents that require their attention. Because Varonis centrally monitors a wide array of customer environments, we can spot patterns across tenants and take action to prevent data breaches. We expect this ability will be accelerated with our transition to a SaaS-based business model.

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

Fulfill Data Subject Access Requests ("DSARs") and Protect Consumer Data. Our solutions help fulfill DSARs from file systems on-premises and in the cloud. Customers can easily find relevant files, pinpoint who has access and enforce policies to move and quarantine regulated data.

Our Growth Strategy

Our objective is to be the primary vendor to which enterprises turn to protect their data. The following are key elements of our growth strategy.

Extend Our Technological Capabilities Through Innovation and Strategic Transactions. We intend to increase, in absolute dollars, our current level of investment in product development in order to enhance existing products to address new use cases and continue to deliver new products. We believe that the flexibility, sophistication and broad applicability of our platform will allow us to use this framework as the core of numerous future products built on our same core technology. Our ability to leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs and help us further penetrate and grow our markets. Additionally, in 2021, we introduced new data coverage to protect additional cloud applications and infrastructure that were further developed by us after acquiring a provider of software that maps and analyzes relationships between users and data across a number of cloud applications and services. Lastly, we recently announced the availability of our flagship Varonis Data Security Platform as a SaaS, which we believe will be mutually beneficial for us and our customers. We will continue to seek additional opportunities to extend our technological capabilities and grow our business, from continued organic investments in our research and development efforts to technological tuck-in acquisitions.

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns continue to drive demand for data protection, compliance and threat detection and response solutions. We intend to capitalize on this demand by targeting new customers, underpenetrated markets and use cases for our solutions. Our solutions address the needs of customers of all sizes, ranging from small and medium sized businesses to large multinational companies with hundreds of thousands of employees and petabytes of data. Although our solutions are applicable to organizations of all sizes, we have and will continue our focus on targeting larger organizations who can make larger purchases with us initially and over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth and related security concerns continue across all data stores, and enterprises want to standardize solutions that help them manage, protect and extract more value from their data, wherever it is stored. We expect to continue to drive incremental sales from our existing customers through the increased use of our software within our installed base by expanding footprint and usage. We believe our existing customer base serves as a strong source of incremental revenues given our broad product functionality, their growing volume and complexity of enterprise data and the associated security concerns. As we continue to innovate by addressing more use cases, adding more data coverage, and providing automated data security outcomes to customers, we expect to see broader and stickier adoption of our platform. In addition, our transition to a predominately SaaS-based business model provides us with a unique opportunity to convert existing customers to SaaS. Our renewal rate for the year ended December 31, 2022 continued to be over 90%. Our key strategies to ensure a high renewal rate for our products include focusing on the quality and reliability of our customer service and support teams and providing software upgrades and enhancements when available.

Grow Sales from Our Newer Licenses and Functionality. We continue to introduce additional licenses and enhancements to existing products to support new functionalities and believe these can also be a meaningful contributor to our growth. In October 2020, we announced the acquisition of Polyrize Security Ltd. ("Polyrize"), whose technology was used to the launch of the DatAdvantage Cloud and Data Classification Cloud licenses. In the second half of 2021, we launched our first SaaS offering, introducing products and support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution.

Expand Our Sales Force. Continuing to expand our sales force will be essential to achieving our customer base expansion goals. Our approach to in-house development of sales representatives through the Varonis Academy have been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, generate a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, consumer and retail, energy and utilities, construction and engineering and education sectors. We also believe our existing customers represent significant future revenue opportunities for us. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force to efficiently identify leads, perform risk assessments and convert them to satisfied customers, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data.

Establish Our Data Security Platform as the Industry Standard. We have worked with several of the leading providers of NAS and hybrid cloud storage, including Dell/EMC, IBM, NetApp, HP, Hitachi and Nasuni in order to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to assure compatibility with their product lines. Through the use of application programming interfaces (APIs), and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to pursue such collaborations wherever they advance our strategic goals, thereby expanding our reach and establishing our platform as the de facto industry standard when it comes to enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform to address the need for data protection and threat detection and response in international markets. Revenues from Europe, the Middle East and Africa

(“EMEA") accounted for 23% and revenues from Rest of World (“ROW”) accounted for 3% of our revenues, respectively, in 2022. We believe that international expansion will be a key component of our growth strategy, and we will continue to invest and market our products and services overseas. These investments have recently included key hires in the APAC region, including an overall head of the region, as well as country managers in different locations.

Our Products

With the introduction of our flagship Varonis Data Security Platform as a SaaS, our licensing model is expanding. While our on-premises subscription licensing will remain the same, we are transitioning away from selling only those licenses, in which we offer an array of modular licenses which customers can purchase individually or as a bundle, to SaaS, which will be sold as platform licenses providing, by default, the functionality of multiple core modules. Details are provided in the sections below.

On-Premises Subscription ("OPS")

Our self-hosted product licenses utilize our core technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture gives our clients the ability to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license, and the fully-integrated nature of our products allows individual products to enhance the functionality of the others. At the same time, the ease of consumption under a subscription-based model has allowed us to deliver on customer demand for a greater number of our licenses, providing our customers more value more quickly while leading to substantial future license upsell and cross-sell opportunities.

•DatAdvantage. DatAdvantage, our flagship product, captures, aggregates, normalizes and analyzes every data access event for every user on Windows and UNIX/Linux servers, storage devices, email systems, Intranet servers, cloud applications and data stores, without requiring native operating system auditing functionalities or impacting performance or storage on file systems.

•DatAlert. DatAlert profiles users and devices and their associated behaviors with respect to systems and data, detects and alerts on meaningful deviations that indicate compromise, provides a web-based dashboard and investigative interface and seamlessly integrates with security information and event management systems (SIEM). DatAlert helps enterprises quickly detect suspicious activity, prevents data breaches and cyberattacks, performs security forensics, visualizes risk and prioritizes and accelerates investigation.

•Data Classification Engine. Data Classification Engine identifies and tags data based on criteria set in multiple metadata dimensions and provides business and IT personnel with actionable intelligence about this data, including a prioritized list of folders and files containing the most sensitive data and with the most inadequate permissions. For the identified folders and files, it also identifies who has access to that data, who is using it, who owns it, and recommendations for how to restrict access without disrupting workflow.

•DataPrivilege. DataPrivilege provides a self-service web portal that allows users to request access to data necessary for their business functions, and allows owners to review accessibility, sensitivity and usage of their data assets and grant and revoke access without IT intervention.

•Data Transport Engine. Data Transport Engine provides an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into technical commands, such as data migration or archiving. Data Transport Engine allows both IT and business personnel to standardize and streamline activities for data management and retention.

•DatAnswers. DatAnswers provides a secure, relevant and timely search functionality for enterprise data and helps companies comply with data privacy regulations, eDiscovery requests and to facilitate data subject access requests.

Software-as-a-Service ("SaaS")

Our SaaS product portfolio currently includes two product lines: (1) our flagship Varonis Data Security Platform, which protects Microsoft 365, Windows file shares, Active Directory, Edge devices (VPN, DNS, proxy) and hybrid NAS storage, and (2) DatAdvantage Cloud, which protects SaaS and IaaS environments such as Salesforce, AWS, Google Drive, Box, GitHub, Zoom, Slack, Jira and Okta.

•Varonis Data Security Platform. The early success of our license bundles under the OPS model demonstrated that customers want to utilize and benefit from the majority of Varonis’ core functionality from the start. We know that customers who utilize a higher number of licenses see more value upfront through automation and synergy between modules. Therefore, we are drastically simplifying our subscription licensing under SaaS, combining five of our most popular licenses into a single Varonis Data Security Platform license. The Varonis Data Security Platform SaaS license will include, by default, the functionality of five core modules: DatAdvantage, DatAlert, Automation Engine, Data Classification Engine and Data Classification Policy Pack. We will no longer refer to these licenses by name; rather, they will be considered built-in functionality of the Varonis Data Security Platform SaaS license. In addition to the functionality mentioned above, the Varonis Data Security Platform SaaS license includes new capabilities not available in our self-hosted product suite. Today, the Varonis Data Security Platform SaaS license includes:

◦Risk assessment dashboards. Provides customers with real-time visibility of their data security posture across their multi-cloud and on-premises data, helps prioritize remediation efforts, and tracks progress over time.

◦Data access intelligence. Combines data sensitivity, permissions, and activity to show customers who has access to critical data (i.e., their data blast radius), how they got access, and whether access is necessary.

◦Data discovery & classification. Automatically and continuously scans the contents of files, folders, and other objects to determine sensitivity with a high degree of accuracy and precision.

◦Discovery policy library. A frequently updated library for identifying and classifying personal information specific to GDPR, CCPA, and US federal controlled unclassified information (CUI).

◦Least privilege automation. Automatically and continuously remediates excessive data access granted via shared links, direct permissions, and group memberships without manual effort and without impacting business continuity.

◦Data activity monitoring. Gives customers a real-time view into who is accessing data via a normalized and enriched log of data-centric events such as create, open, read, move, modify, and delete. Varonis also tracks, among other things, permission changes, authentication events, password updates and shared link activity.

◦Data detection and response. Provides high-fidelity, data-centric alerts and automated response actions. Includes a web-based alerts dashboard and investigative interface, and seamlessly integrates with security information and event management systems (SIEM).

◦User & entity behavior analytics. Profiles users and devices and their associated behaviors with respect to systems and data, detects and alerts on meaningful deviations that indicate compromise. New UEBA threat models are automatically delivered to customers to guard against evolving tactics used by cybercriminals, insiders, and APTs.

Varonis Data Security Platform SaaS customers can decide which data stores, applications, and infrastructure they want to protect by purchasing “Protection Packages.” Our SaaS platform supports virtually every resource covered by our self-hosted version, and we believe our SaaS architecture will allow us to add support for new resources faster than ever.

The Protection Packages currently available for the Varonis Data Security Platform SaaS are:

◦Microsoft 365. Includes support for SharePoint Online, OneDrive for Business, Microsoft Teams, and Azure AD. Customers can purchase add-on support for Exchange Online.

◦Windows & NAS. Includes support for Windows/CIFS-based file shares and NAS storage such as NetApp and Dell EMC. Customers can purchase add-on support for on-premises Active Directory and Edge devices (VPN, DNS, proxy).

◦Hybrid. Combined support for the protected resources in the Microsoft 365 and Windows & NAS packages.

•Varonis DatAdvantage Cloud. DatAdvantage Cloud is a SaaS platform that helps organizations protect data across SaaS applications and IaaS environments. DatAdvantage Cloud offers functionality similar to our flagship Varonis Data Security Platform including, but not limited to, data risk assessment dashboards, data classification, data access intelligence, data activity monitoring, data detection and response, and least privilege automation. The protected resources currently available for DatAdvantage Cloud are Salesforce, Google Drive, Box, AWS (including S3), GitHub, Slack, Zoom, Okta, and Jira.

Our Customers

We currently have customers in over 90 countries. Our customers span numerous industries and vary greatly in size, ranging from small and medium businesses to large multinational enterprises and government agencies. Our customers include leading firms in the financial services, public, healthcare, industrial, insurance, technology, consumer and retail, energy and utilities, construction and engineering and education sectors, with hundreds of thousands of employees and petabytes of data.

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

Professional Services

While users can easily deploy our software on their own, certain enterprises use our professional service team to provide fee-based services, which include training our customers in the use of our products, providing advice on network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration of our products for the particular characteristics of the customer’s environment. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in more automated ways.

Sales and Marketing

Sales

We sell substantially all of our products and services to a global network of resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and risk assessments. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement. These agreements are generally for a term of one year with a one-year renewal term and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 to 60 calendar days of the invoice date.

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

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, including features and new SaaS functionalities for our products, as well as developing new products. Use of our products has expanded from data governance into areas such as data security, threat detection and response, privacy, accessibility and retention, and we anticipate that customer demand and innovation will drive functionality into additional areas. We regularly release updates to our products which incorporate new features and enhancements to existing ones. We conduct the majority of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent. In addition, we continue to seek opportunities to extend our technological capabilities and grow our business from strategic technological tuck-in acquisitions.

Intellectual Property

We attempt to protect our technology and the related intellectual property under patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. No single intellectual property right is solely responsible for protecting our products. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of December 31, 2022, we had 85 issued patents and 12 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2039. We also had 55 patents issued and 42 applications pending for examination in non-U.S. jurisdictions, and two pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products.

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

Moreover, we have registered the “Varonis” name and logo and “DatAdvantage,” “DataPrivilege,” “DatAlert,” and other names in the United States and, as related to some of these names, certain other countries.

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

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities on the number of platforms and application that we cover. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain use cases, specifically data migration, data subject access requests and Active Directory security. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, like GDPR, CCPA and other data privacy laws, and as these functionalities continue to be recognized as critical to protect enterprise data, we may face increased perceived and real competition from other security and classification technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving market, we anticipate that competition will increase based on customer demand for these types of products.

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

If a more established company were to target our market, we may face significant competition. They may have competitive advantages, such as greater name recognition, larger sales, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower cloud labor and development costs, all of which may enable them to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we do. Increased competition could result in us failing to attract customers or maintain renewals and licenses at the same rate. It could also lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, reduced gross margins, longer sales cycles and loss of market share.

In addition, our current or prospective channel partners may establish cooperative relationships with any future competitors. These relationships may allow future competitors to rapidly gain significant market share. Such developments could also limit our ability to generate revenues from existing and new customers. If we are unable to compete successfully against current and future competitors our business, results of operations and financial condition may be harmed.

Employees and Human Capital Resources

As of December 31, 2022, we had 2,143 employees and independent contractors who developed, marketed, sold and supported our technology solutions, including 952 in the United States, 708 in Israel and 483 in other countries.

We understand that our innovation leadership is ultimately rooted in our people. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, adopting effective human capital management practices and community outreach constitute core elements of our corporate strategy.

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

•Promote Sense of Belonging through Diversity and Inclusion Initiatives. We conduct diversity and code of conduct trainings with employees and managers to share our views on the importance of diversity and the promotion of an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation or gender identity. We also require all employees to participate in unconscious bias training to improve awareness. We work with diversity focused candidate application platforms to increase access to diverse talent. Our customers are located in over 90 countries and our global workforce operates across cultures, functions, language barriers and time zones to provide them dedicated and ongoing support.

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

Risks Related to the Industry in which we Operate

The market for software that analyzes, secures, governs, manages and migrates enterprise data may not continue to grow or grow at the same pace.

We believe our future success depends in large part on the continued growth of the market for software that enables enterprises to analyze, secure, govern, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the potential value of their data and the risk of that data getting compromised or stolen. Despite a number of high-profile cyberattacks around the world, we must still persuade customers to devote a portion of their budgets to a unified platform that we offer to analyze, secure, govern, manage and extract value from this resource. Enterprises may not recognize the need for our products or, if they do, may not decide that they need a solution that offers the range of functionalities that we offer. Software solutions focused on enterprise data may not yet be viewed as a necessity, and accordingly, our sales effort is and will continue to be focused in large part on explaining the need for, and value offered by, our solution. The market for our solution may not continue to grow at its current rate or at all. The failure of the market to continue to develop would materially adversely impact our results of operations.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, recession, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare, including geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar restrictions in the future could negatively affect our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. In the beginning of 2022, in connection with the war between Russia and Ukraine and related sanctions, we made the decision to exit our Russia business. As 2022 progressed, the European economy began to experience increased economic turmoil that has caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been increasing budgetary tightening and we have started to see longer sales cycles in the region and our results of operations to date have been negatively impacted. In the United States, we have also experienced a higher inflationary environment, which may put further pressure on discretionary spending by our customers, and we may in the future see a lengthening of our sales cycle in the region which could negatively impact our results.

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

Overall economic uncertainty has resulted in, and may in the future give rise to, a number of risks, including, but not limited to, the following:

• reduced economic activity could lead to a prolonged recession, which could negatively impact spending by our customers or the ability of consumers to pay for our services and in return could severely impact our business operations, financial condition and liquidity;
• an impairment of our ability to continue to show the positive trends at the levels we have shown in the last several quarters for certain key performance metrics, such as renewal rates and annual recurring revenues;
• a negative effect on our customer success efforts, our ability to enter into new markets and our ability to acquire new customers, in part due to potentially lower conversion rates on risk assessments and delay and lengthen our sales cycles;
• a reduction in the number of users as customers terminate and furlough employees;
• an increase in bad debt reserves as customers face economic hardship and collectability becomes more uncertain, including the risk of bankruptcies;
• variability with forward-looking guidance and financial results, including management’s accounting estimates and assumptions; and
• our ability to raise capital.

The challenges posed by and the full impact of negative conditions in the general economy on our business and our future performance are difficult to predict and there is a risk that any guidance we provide to the market may turn out to be incorrect.

We may face increased competition in our market.

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities on the number of platforms and application that we cover. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain of our products, specifically Data Transport Engine, DatAnswers and DatAdvantage for Directory Services. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as GDPR, CCPA and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Consumer rights and obligations under the CCPA were expanded by the California Privacy Rights Act (CPRA) on November 3, 2020. The CPRA took effect on January 1, 2023, along with the Virginia Consumer Data Protection Act. In addition, the Colorado Privacy Act, the Utah Consumer Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring are all set to go into effect in 2023. These laws impose similar obligations on businesses with regard to the use, disclosure and security of personal information, and grant additional rights in that personal information to consumers.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union’s (“EU”) data protection regime, the GDPR, became enforceable on May 25, 2018. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit,” has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, the United Kingdom’s government has announced that it is considering revising some aspects of its domestic data protection regime to move further away from the EU approach, and it is unclear how the two regimes will interact after that. In addition, the United Kingdom is reviewing its data transfer rules with respect to transfers to the United States and other jurisdictions, and has issued its own UK-specific International Data Transfer Agreement, together with a UK Addendum to the EU Standard Contractual Clauses. Depending on how these measures are implemented, and how they are enforced, they may result in substantively different compliance obligations with respect to transfers of personal data out of the United Kingdom and the EU, respectively. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including as related to financial, technology, employees, marketing, sales, etc.) which is used on a daily basis in our operations. In addition, our software involves transmission and processing of our customers’ confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Being a leading pioneer in the cyber industry, we may be an attractive target for cyber attackers or other data thieves.

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of the number of employees working remotely due to many companies adopting a hybrid working model. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and enterprise infrastructure. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We may not always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the cloud hosting, storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. Despite our security measures, our IT and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential and/or sensitive data or loss of SaaS platform availability.

Security risks, including, but not limited to, unauthorized use or disclosure of customer data, loss of availability of our SaaS platform offering, cyberattack on our cloud providers theft of proprietary information, theft of intellectual property, theft of internal employee’s PII/PHI information, theft of financial data and financial reports, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem and to improve technologies, may impair our ability to provide services to our customers and protect the privacy of their data, may result in product development delays, may compromise confidential or technical business information, may harm our competitive position, may result in theft or misuse of our intellectual property or other assets and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident, and other liabilities. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, we may incur significant liabilities, we could suffer harm to our reputation and competitive position, and our operating results could be negatively impacted.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, as the Company transitions to a predominantly SaaS-based business model that recognizes revenue ratably, we will no long front-load revenue and, as a result, expect to present reduced revenues as compared to prior periods. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be performed remotely, into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period and may cause the price of our common stock to decline substantially.

If the transition to a SaaS-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.

We successfully completed our transition to a subscription-based business model and are currently transitioning our business to a SaaS-based business model. It is uncertain whether this transition will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue and earnings implications, including on our quarterly results of operations.

This SaaS strategy may give rise to a number of risks, including the following:

•our revenues and operating margins may fluctuate more than anticipated over the short-term as a result of this strategy;
•if new or current customers desire only self-hosted licenses our SaaS sales may lag behind our expectations;
•the shift to a SaaS strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and access to data once a subscription has expired;
•we may be unsuccessful in maintaining or implementing our target pricing or new pricing models, product adoption and projected renewal rates, or we may select a target price or new pricing model that is not optimal and could negatively affect our sales or earnings;
•our shift to a SaaS business model may result in confusion among new or existing customers (which can slow adoption rates), resellers and investors;
•if our customers do not renew their subscriptions or do not renew them on a timely basis, our revenues may decline and our business may suffer;
•we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated; and
•our sales force may struggle with the transition which may lead to increased turnover rates and lower headcount.

The expansion of cloud-delivered services (as opposed to traditional on-premises delivery of our products) has and will introduce a number of risks and uncertainties unique to such a shift, which could adversely affect our business, results of operations and financial condition.

We recently launched cloud offerings that allow customers to use hosted software. This launch required, and any future expansion of our cloud-delivered services may require, a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Additionally, market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. It is possible that demand for our cloud offerings will not be as strong as anticipated. Moreover, expansion of our cloud offerings may cause a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of products and services to permit them to make a more thorough evaluation of these new products and services or until industry and marketplace reviews become widely available. In addition, the transition to a SaaS-based business model, and the additional demands involved in selling multiple products as well as new product offerings, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We may be unable to realize the benefits of our investments, or the resources we have committed, toward launching or expanding our cloud-delivered services.

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

Our hosted offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services and rely upon the ability of those providers to maintain continuous service availability and protect customer data on their services. Customers of our cloud-based offerings need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to their contractual obligations. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur, and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our hosted offerings would be impaired. Lastly, our cloud product offering and pricing is new and hosting and other costs may be more expensive to us than anticipated.

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

We intend to continue to grow our business and plan to continue to hire new sales employees either for expansion or replacement of existing sales personnel. If we cannot adequately and timely hire new employees and if we fail to adequately train these new employees, including our sales force, engineers and customer support staff, our sales may not grow at the rates we project and/or our sales productivity might suffer, our customers might decide not to renew or reduce the scope of their original purchases, or our customers may lose confidence in the knowledge and capability of our employees or products. We must successfully manage our growth to achieve our objectives. Although our business has experienced significant growth in the past, we may not be able to continue to grow at the same rate, or at all.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

• satisfy existing customers and attract new customers;
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
• continue to capitalize on the transition to a subscription-based business model and manage our introduction of cloud-based solutions; and
• successfully manage and integrate any future acquisitions of businesses, including without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies.

These activities will require significant investments and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. We may not be able to grow our business in an efficient or timely manner, or at all. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our software could suffer, which could negatively affect our brand, results of operations and overall business.

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

Our future success will depend in large part on our ability to, among other things:

• successfully transition to a SaaS-based business model and manage our introduction of cloud-based solutions;
• maintain and expand our business, including our customer base and operations, to support our growth, both domestically and internationally;
• develop new products and services and bring products and services in beta to market;
• renew customer agreements and sell additional products to existing customers;
• maintain high customer satisfaction and ensure quality and timely releases of our products and product enhancements;
• increase market awareness of our products and enhance our brand;
• maintain compliance with applicable governmental regulations and other legal obligations, including those related to intellectual property, international sales and taxation;
• hire, integrate, train and retain skilled talent, including members of our sales force and engineers; and
• our ability to successfully manage and integrate any acquisitions of businesses.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Our sales and marketing teams host in-person events and have, and in the future may continue to engage with customers online and through other communications channels, including virtual meetings. Our sales and marketing teams may not be as successful or effective in building relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

Our future growth depends upon expanding sales of our products to existing customers and their organizations and receiving renewals. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Our efforts may not result in increased sales to existing customers (“upsells”) and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer.

Our future growth also depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. Our ability to attract new customers may be adversely affected by newly enacted laws that may prohibit certain sales and marketing activities, such as legislation passed in the State of New York, pursuant to which unsolicited telemarketing sales calls are prohibited. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may be adversely affected, and our business will be harmed.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $124.5 million, $116.9 million and $94.0 million in each of the years ended December 31, 2022, 2021 and 2020, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2022, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2022, approximately 74% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

• sales and customer service challenges associated with operating in different countries;
• increased management travel, infrastructure and legal compliance costs associated with having multiple international operations and a lack of travel due to pandemics;
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
• compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act of 2010 (the “UK Bribery Act”), import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
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

Our functional and reporting currency is the U.S. dollar, and we generate the majority of our revenues and incur the majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars and the New Israeli Shekel. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows.

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
• non-compliance with or an inability to attain the proper certification to conduct business in the public sector;
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

We incorporate certain encryption technology into certain of our products and, as a result, are required to comply with U.S. export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are also subject to Israeli export control laws on encryption technology. These export control laws and regulations prohibit, restrict, or regulate our ability to, directly or indirectly, export, re-export, or transfer certain products to certain countries and territories, entities, and individuals for certain end uses. If the applicable U.S. or Israeli legal requirements regarding the export of encryption technology were to change or if we change the encryption means in our products, we may (i) be unable to export our products, (ii) need to apply for new licenses or (iii) be unable to rely on certain license exceptions. Furthermore, various other countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

We are also subject to U.S. and Israeli economic sanctions laws, which prohibit the shipment of certain products to embargoed or sanctioned countries, sanctioned governments and sanctioned persons. Like with export controls, we take precautions to prevent our products from being provided in violation of these laws, including requiring our business partners to commit to compliance through contractual undertakings. However, if our business partners were to provide our products to certain countries, governments, or sanctioned persons in violation of these laws, such provision could have negative consequences, including government investigations, penalties and reputational harm.

Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations

Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.

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

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. Our ability as an organization to successfully acquire and integrate technologies or businesses is limited. The inability to successfully integrate the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Human Capital

A failure to maintain sales and marketing personnel productivity or hire and integrate additional sales and marketing personnel could adversely affect our results of operations and growth prospects.

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Our transition to a SaaS-based business model, and the additional demands involved in selling our platform, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees and adequately training them, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell the Varonis Data Security Platform rather than individual software products. Furthermore, based on our past experience in mature territories, it can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past, or at all, due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions or because of the remote hiring and training process. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

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

Much of our future performance depends on the continued services and continuing contributions of our co-founder, Chief Executive Officer and President, Yakov Faitelson, to successfully manage our company, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of Mr. Faitelson’s services could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

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

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their agreements or not buy additional products in the future, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the years ended December 31, 2022, 2021 and 2020 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

If we fail to provide technical support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products and services, then they may elect not to purchase or renew contracts and they may choose not to purchase additional products and services from us. Accordingly, our failure to provide satisfactory technical support or professional services could lead our customers not to renew their agreements with us or renew on terms less favorable to us, and therefore have a material and adverse effect on our business and results of operations.

Because we derive substantially all of our revenues and cash flows from sales of licenses from a single platform of products, failure of the products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2022, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying the Varonis Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

Interruptions or performance problems, including associated with our website or support website or any caused by cyberattacks, may adversely affect our business.

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including technical failures, cyberattacks, natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. System failures or outages, including any potential disruptions due to a period of increased global demand on certain cloud-based systems or disruptions of our cloud-based solutions, could compromise our or our customer’s ability to perform day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

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

The limitations of liability in our contracts may not be enforceable or adequate or otherwise protect us from any such liabilities or damages with respect to any particular claim. While we maintain insurance coverage for some of the above events, the potential liabilities associated with these security breach events could exceed the insurance coverage we maintain.

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

As of December 31, 2022, we had 85 issued patents in the United States and 12 pending U.S. patent applications. We also had 55 patents issued and 42 applications pending for examination in non-U.S. jurisdictions, and two pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We have registered the “Varonis” name and logo and “DatAdvantage,” “DataPrivilege,” “DatAlert,” and other names in the United States and, as related to some of these names, certain other countries. However, we cannot provide assurance that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

The industries in which we operate, such as data security, cybersecurity, compliance, data retention and data governance are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products, performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services.

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

A U.S. corporation’s ability to utilize its federal net operating loss (“NOL”) carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the corporation undergoes an ownership change.

As of December 31, 2022, we have accumulated a $224.3 million federal NOL since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure including a review of our intellectual property (“IP”) structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification 740-10-25 (“ASC 740-10-25”). ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Our income in certain countries is subject to reduced tax rates provided we meet certain employment criteria. Failure to meet these commitments could adversely impact our provision for income taxes.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the fourth quarter of 2022, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted, and have estimated that our $224.3 million accumulated federal NOL as of December 31, 2022 should offset most of the effects of the R&E capitalization requirement in 2022. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs are fully utilized, we would incur an increase in our tax expenses and a decrease in our cash flows provided by operations.

We conduct our operations in several jurisdictions worldwide and report our taxable income based on our business operations in those jurisdictions. Therefore, our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. While we believe that we are currently in material compliance with our obligations under applicable taxing regimes, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions and may seek to impose additional taxes on us, including for past sales. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

In May 2020 we issued the 2025 Notes. As of December 31, 2022, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement”) for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of December 31, 2022, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

Our ability to meet our payment obligations under the 2025 Notes and any outstanding indebtedness under our Credit Facility depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions. In addition, our Credit Facility limits our ability to incur additional indebtedness under certain circumstances. If we are unable to obtain capital on favorable terms or at all, we may have to reduce our operations or forego opportunities, and this may have a material adverse effect on our business, financial condition and results of operations.

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

We operate on a global basis and political, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we do business and have operations in Brazil and Ukraine. Continued political instability and war in these regions, and any other areas in the world where we have operations, may affect our business and operations in those and other neighboring regions.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and rapidly evolving and subjects us to additional regulatory risk and compliance costs. As of December 31, 2022, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Some of our employees in Israel are obligated to perform routine military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they have been and may in the future be called to active reserve duty at any time under emergency circumstances for extended periods of time. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service, and any significant disruption in our operations could harm our business.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of December 31, 2022, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of December 31, 2022, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.1 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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
• investor confusion with respect to the Company's results of operation during the SaaS transition;
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
• conversion of the 2025 Notes; and
• other events or factors, including those resulting from war, incidents of terrorism, pandemics, natural disasters or responses to these events.

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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our financial condition, results of operations, capital requirements, share repurchases, general business conditions and other factors that our board of directors may deem relevant. In addition, the Credit and Security Agreement for our Credit Facility contains a prohibition on the payment of cash dividends. Until such time that we pay a dividend, stockholders, including holders of our 2025 Notes who receive shares of our common stock upon conversion of the 2025 Notes, must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts or their expectations regarding our performance on a quarterly or annual basis. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline. If we fail to meet one or more of these analysts’ published expectations regarding our performance on a quarterly basis, our stock price or trading volume could decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

We have offices in Herzliya, Israel where we employ the majority of our research and development team and a portion of our support and general and administrative teams. We also have offices in North Carolina and Cork, Ireland which serve as our primary U.S. and EMEA customer support and inside sales center, respectively. Additionally, we have an office in New York City and smaller offices in France, the United Kingdom, Oregon, Arizona, Australia, Germany, the Netherlands, Singapore and Luxembourg which serve as regional sales offices and some of which are customer support centers. All of our office space is leased, the majority of which is under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

Stockholders

As of January 18, 2023, there were six stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Issuance of Unregistered Securities

On October 28, 2022, we issued 21,060 shares of our Common Stock to a founder of Polyrize. Such issuance was a portion of the consideration paid to the founder in connection with the acquisition, and it was in lieu of a cash payment that otherwise would have been paid to him. Such shares were issued in reliance upon the exemption from registration available under Regulation S as the issuance of our securities was to individuals that were non-U.S. persons.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2017 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 30, 2022, the last trading day of our 2022 fiscal year, was $23.94 per share.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Varonis Systems, Inc.
NASDAQ Composite
NASDAQ Computer

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Varonis Systems, Inc.	$100.00	$108.96	$160.06	$336.99	$301.42	$147.93
NASDAQ Composite	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
NASDAQ Computer	$100.00	$96.32	$144.80	$217.17	$299.39	$192.28

Purchase of Equity Securities by Issuer and Affiliated Purchasers

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program will expire on October 31, 2023. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

The following table summarizes the share repurchase activity during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - October 31	—	$—	—	100,000
November 1 - November 30	2,350	$18.95	2,350	55,470
December 1 - December 31	564	$21.12	564	43,555

(1) Average price paid per share includes costs associated with the repurchases.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Digital Transformation

The global digital transformation changed the way we live and work and impacted how data is stored, managed and accessed. This transformation fueled the secular trends that drive demand for our products, including the expansion to the cloud; increase in cybercrime; and compliance with data-driven regulations. These trends impact the way organizations operate and have increased our long-term opportunity to help our customers protect their data, detect threats and achieve regulatory compliance.

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

The Transition to a SaaS-Based Business Model

Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated protection. We believe our offering provides comprehensive data coverage and we aim to keep pace with the relentless growth and complexity of data. We started in 2005 with coverage for just Windows file shares, but today we offer coverage for many mission-critical on-premises and cloud data stores and applications.

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022 we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. For a full description of our SaaS offerings see “Part I, Item 1. Business - Our Products” of this Annual Report on Form 10-K. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform will be transformational for several reasons: customers will be able to more quickly and easily deploy and maintain our solutions with reduced infrastructure requirements and lower upfront costs; risk assessments, the core of our sales motion, are expected to be quicker to deploy; we will have better ability to spot threats quickly, which will better inform our innovation; customers will benefit from continual threat model updates that will help them stay ahead of evolving threats; and the SaaS model will allow us to deliver additional features and functionality to customers more efficiently.

Given these benefits, we plan to transition our business to a predominately SaaS-based company over the next several years. We expect our flagship Varonis Data Security Platform as a SaaS to grow significantly over this time and become the primary driver of our revenues.

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, consumer and retail, energy and utilities, construction and engineering and education sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our self-hosted product suite currently contains more than 40 licenses. As of December 31, 2022, 78% of our customers with 500 employees or more had purchased four or more licenses, compared to 73% a year ago, and 50% purchased six or more licenses, compared to 41% a year ago. Our renewal rate continued to be over 90% for the year ended December 31, 2022.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the year ended December 31, 2022, approximately 74% of our revenues were derived from North America, while approximately 23% of our revenues were derived from EMEA and approximately 3% from ROW. Additionally, total revenues grew approximately 21% for the year ended December 31, 2022. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy. During 2022, however, our operations in EMEA were negatively impacted by the broader macroeconomic conditions in the region, including a higher inflation environment, the weakening of the Euro and the Pound Sterling and the exit of our Russia business. In addition, in the fourth quarter of 2022, the United States was also negatively impacted by, among other things, a higher inflation and interest rate environment and a general economic slowdown. As a result, we have seen changes in customer buying patterns including, increased budgetary tightening and longer sales cycles, a trend we expect to continue for the foreseeable future. We have taken measures to tie our level of investment in the business to the revenues we plan to achieve and to mitigate the impact of foreign currency fluctuations. Despite these efforts, our results of operations to date have been negatively impacted and we will continue to closely monitor these trends and their affect on our business.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the years ended December 31, 2022, 2021 and 2020, subscription revenues were $366.1 million, $270.8 million and $162.7 million, respectively, representing year-over-year growth of 35% and 67%. For the years ended December 31, 2022, 2021 and 2020, our total revenues were $473.6 million, $390.1 million and $292.7 million, respectively, representing year-over-year growth of 21% and 33%. For the years ended December 31, 2022, 2021 and 2020, we had operating losses of $121.2 million, $98.7 million and $78.4 million and net losses of $124.5 million, $116.9 million and $94.0 million, respectively.

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

As of December 31, 2022, 2021 and 2020, ARR was $465.1 million, $387.1 million and $287.3 million, respectively, an increase of 20% and 35% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Components of Operating Results

Revenues

Subscription Revenues. Subscription revenues consist primarily of subscription licenses and SaaS revenues. Subscription licenses are sold on-premises and are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. In the second half of 2021, we launched our first SaaS offering, introducing products and support for cloud applications and infrastructure. On October 31, 2022 we announced the availability of the Varonis Data Security Platform under a SaaS delivery model, which was previously only sold as an on-premises solution. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. As we only introduced these licenses in the second half of 2021 and fourth quarter of 2022, respectively, the contribution to total revenues has not yet been significant. Due to the timing of renewals, renewal rates and the transition to a predominately SaaS business model, we could produce significant variation in the revenues we recognize in a given period. We are focused on acquiring new customers and increasing revenues from our existing customers.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the years ended December 31, 2022, 2021 and 2020 continued to be over 90%. We have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Although professional services have always been a small percentage of our total revenues, we have recently seen, and expect to continue to see, that percentage decline as many of our newer licenses can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of total revenues)
Revenues:
Subscriptions	77.3%	69.4%	55.6%
Maintenance and services	22.7%	30.6%	44.4%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 90 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; amortization of acquired intangible assets; third-party hosting fees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and support teams, our move to a SaaS-based business model and programs and expenses that play a critical role in our subscription-based business model and our overall renewals.

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

 Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of foreign exchange gains or losses, amortization of debt discount and issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Other factors such as economic instability could also contribute to volatility in the global financial and foreign exchange markets, including volatility in the value of Pound Sterling, Euros and other currencies. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities, deposits and amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities.

Income Taxes

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Because of our history of operating losses, we have established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards. Our income tax provision could be significantly impacted by estimates surrounding our uncertain tax positions and changes to our valuation allowance in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to tax audits in Israel and a state tax audit in the United States. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$366,144	$270,832	$162,661
Maintenance and services	107,490	119,302	130,028
Total revenues	473,634	390,134	292,689
Cost of revenues	69,836	59,399	44,261
Gross profit	403,798	330,735	248,428
Operating expenses:
Research and development	177,881	137,882	99,363
Sales and marketing	275,090	230,314	179,902
General and administrative	72,055	61,233	47,578
Total operating expenses	525,026	429,429	326,843
Operating loss	(121,228)	(98,694)	(78,415)
Financial income (expenses), net	10,413	(12,145)	(7,483)
Loss before income taxes	(110,815)	(110,839)	(85,898)
Income taxes	(13,703)	(6,022)	(8,112)
Net loss	$(124,518)	$(116,861)	$(94,010)

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	77.3%	69.4%	55.6%
Maintenance and services	22.7	30.6	44.4
Total revenues	100.0	100.0	100.0
Cost of revenues	14.7	15.2	15.1
Gross profit	85.3	84.8	84.9
Operating expenses:
Research and development	37.6	35.4	33.9
Sales and marketing	58.1	59.0	61.5
General and administrative	15.2	15.7	16.3
Total operating expenses	110.9	110.1	111.7
Operating loss	(25.6)	(25.3)	(26.8)
Financial income (expenses), net	2.2	(3.1)	(2.5)
Loss before income taxes	(23.4)	(28.4)	(29.3)
Income taxes	(2.9)	(1.6)	(2.8)
Net loss	(26.3)%	(30.0)%	(32.1)%

Comparison of Years Ended December 31, 2022 and 2021

Revenues

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Revenues:
Subscriptions	$366,144	$270,832	35.2%
Maintenance and services	107,490	119,302	(9.9)%
Total revenues	$473,634	$390,134	21.4%

	Year Ended December 31,
	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	77.3%	69.4%
Maintenance and services	22.7%	30.6%
Total revenues	100.0%	100.0%

Subscription revenues increased 35% from $270.8 million for the year ended December 31, 2021 to $366.1 million for the year ended December 31, 2022. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high renewal rate. Total revenues increased approximately 21% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. ARR was $465.1 million and $387.1 million as of December 31, 2022 and 2021, respectively, representing an increase of 20%. The anticipated decrease in maintenance and services revenues was due to churn despite our renewal rate continuing to be over 90% for each of the years ended December 31, 2022 and 2021, as well as newer licenses providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future. As of December 31, 2022, 78% of our customers with 500 employees or more had purchased four or more licenses, compared to 73% a year ago, and 50% purchased six or more licenses, compared to 41% a year ago.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Cost of revenues	$69,836	$59,399	17.6%

	Year Ended December 31,
	2022	2021
	(as a percentage of total revenues)
Total gross margin	85.3%	84.8%

The increase in cost of revenues was primarily related to an increase of $7.6 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success and support personnel to ensure high customer satisfaction and maintain our strong renewal rates. The increase was also due to a $2.5 million increase in facilities and allocated overhead costs.

Operating Expenses

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Operating expenses:
Research and development	$177,881	$137,882	29.0%
Sales and marketing	275,090	230,314	19.4%
General and administrative	72,055	61,233	17.7%
Total operating expenses	$525,026	$429,429	22.3%

	Year Ended December 31,
	2022	2021
	(as a percentage of total revenues)
Operating expenses:
Research and development	37.6%	35.4%
Sales and marketing	58.1%	59.0%
General and administrative	15.2%	15.7%
Total operating expenses	110.9%	110.1%

The increase in research and development expenses was primarily related to an increase of $34.3 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products. The increase was also due to a $5.3 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to an increase of $30.8 million in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders. The increase was also due to a $5.6 million increase in facilities and allocated overhead costs and a $3.8 million increase related to marketing related expenses.

The increase in general and administrative expenses was primarily related to an increase of $7.7 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $1.3 million increase in other expenses and facilities and allocated overhead costs.

Financial Income (Expenses), Net

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Financial income (expenses), net	$10,413	$(12,145)	185.7%

The shift from financial expenses, net to financial income, net was primarily due to higher interest income, foreign currency gains and a decrease in the amortization of debt discount costs on our convertible senior notes as a result of our adoption of ASU 2020-06 on January 1, 2022.

Income Taxes

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Income taxes	$(13,703)	$(6,022)	(127.5)%

Income taxes for the year ended December 31, 2022, including the increase in income taxes, were comprised of U.S. and foreign income taxes.

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

Comparison of Years Ended December 31, 2021 and 2020

For a comparison of our results of operations for the years ended December 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 8, 2022, which comparative information is herein incorporated by reference.

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of purchasing trends, demand for our products and services is typically slowest in the first quarter, resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. Our gross margins and operating margins have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. Our expenses, which do not vary directly with revenues, and the seasonal pattern described above have an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. We expect the impact of these seasonal patterns to decline as we sell more of our SaaS offering to new customers and transition our existing customers to our SaaS platform. The majority of our expenses are personnel-related costs, which consist of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses)

and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources as of and our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2022 and 2021. For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 8, 2022, which discussion is herein incorporated by reference.

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$11,871	$7,178
Net cash provided by (used in) investing activities	(374,251)	54,379
Net cash provided by (used in) financing activities	(75,581)	510,112
Increase (decrease) in cash and cash equivalents	$(437,961)	$571,669

On December 31, 2022, our cash and cash equivalents, marketable securities and short-term deposits of $732.5 million were held for working capital purposes. We have proactively taken steps to increase available cash, including, but not limited to, issuing a follow-on equity offering and the 2025 Notes, and we believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, noncash operating lease costs, amortization of debt discount and issuance costs and amortization of premium and accretion of discount on marketable securities, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products.

For 2022, cash provided by operating activities were $11.9 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For 2022, sources of cash inflows were $63.2 million, which included our net loss of $124.5 million, offset by non-cash charges of $187.7 million. Additional sources of cash inflows were from changes in our working capital, including a $5.3 million increase in deferred revenues, a $1.4 million increase in other long-term liabilities and a $0.5 million decrease in other long-term assets. This was partially offset by a $28.2 million increase in prepaid expenses and other current assets (including deferred commissions) and a $18.8 million increase in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2022 was 79 and 70, respectively. Other sources of cash outflows were from a $9.1 million decrease in accrued expenses and other liabilities, a $2.4 million decrease in trade payables.

For 2021, cash provided by operating activities were $7.2 million. For 2021, sources of cash inflows were $33.0 million, which included our net loss of $116.9 million, offset by non-cash charges of $149.9 million. Additional sources of cash inflows were from changes in our working capital, including a $5.9 million increase in accrued expenses and other liabilities, a $5.4 million increase in deferred revenues, a $4.5 million increase in trade payables, a $1.6 million increase in other long-term liabilities and a $1.4 million decrease in other long-term assets. This was partially offset by a $23.0 million increase in accounts receivable. Our DSO for the three months and year ended December 31, 2021 was 74 and 69, respectively. Other sources of cash outflows were from a $21.7 million increase in prepaid expenses and other current assets (including deferred commissions).

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2022, net cash used in investing activities of $374.3 million was primarily attributable to net investments of $236.3 million in marketable securities, $126.6 million in net deposits and $11.4 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space.

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

Financing Activities

In 2022, net cash used in financing activities of $75.6 million was attributable to $56.4 million of repurchases of common stock and $31.1 million in taxes paid related to net share settlement of equity awards, partially offset by $11.9 million of proceeds from employee stock plans.

In 2021, net cash provided by financing activities of $510.1 million was attributable to $500.0 million of net proceeds from a public follow-on offering of equity and $11.1 million of proceeds from employee stock plans, partially offset by $1.0 million in taxes paid related to net share settlement of equity awards.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million. For information regarding the revolving credit facility, refer to Note 2 of our consolidated financial statements.

As of December 31, 2022, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants.

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

Share Repurchase Program

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. At December 31, 2022, we had $43.6 million of capacity remaining under our Share Repurchase Program which will expire on October 31, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows, available liquidity, and general business and market conditions.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2022 for the upcoming years were as follows:

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Operating lease obligations	$11,674	$10,246	$9,643	$9,418	$9,624	$23,663	$74,268

We have obligations related to unrecognized tax benefit liabilities totaling $17.3 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2025 totaling $1.1 million due in the next 12 months and $6.3 million due thereafter and an additional $67.0 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

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

Revenue Recognition:

We generate revenues primarily in the form of subscription licenses, SaaS revenues and maintenance and services fees. Subscription license revenues are sold on-premises and are comprised of time-based licenses whereby customers use our software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud applications and infrastructure. On October 31, 2022, we announced the availability of the Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance and services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training our customers to fully leverage the use of our products, although the user can benefit from the software without our assistance. We sell our products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

We recognize revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers.” As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenues when (or as) we satisfy a performance obligation.

Subscription software that is sold on-premises is recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. As we now have an immaterial amount of perpetual license revenues, these revenues are included within the subscriptions line of the consolidated statements of operations. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included within the subscriptions line of the consolidated statements of operations. Our SaaS offerings allow customers to use hosted software, and our revenue is recognized ratably over the associated contract period. As these solutions were only recently offered to customers, the total associated revenues have not yet been material.

We recognize revenues from maintenance agreements ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the new term with the revenues recognized ratably over the period.

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

 Deferred revenues represent mostly unrecognized fees billed or collected for maintenance. Deferred revenues are recognized as (or when) we perform under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $102.7 million for the year ended December 31, 2022.

We do not grant a right of return to our customers, except for one of our resellers. During the years ended December 31, 2022, 2021 and 2020, there were no returns from this reseller.

For information regarding disaggregated revenues, refer to Note 13 to our consolidated financial statements.

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

Accounting for Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. We recognize compensation expenses for the value of our equity awards granted based on the straight-line method over the requisite service period of each of the awards. In addition, we grant performance stock units to certain employees under the 2013 Plan. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. We recognize share-based compensation expense for the performance stock units on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

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

Convertible Senior Notes:

We account for our convertible senior notes in accordance with ASC 470-20 "Debt with Conversion and Other Options." Prior to the adoption of ASU 2020-06 on January 1, 2022, we separated the Notes into liability and equity components. The carrying amounts of the liability component of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the 2025 Notes. This difference represents the debt discount that is amortized to interest expense over the terms of the 2025 Notes using the effective interest rate method. The carrying amount of the equity components representing the conversion option was approximately $31.8 million for the 2025 Notes and were recorded in additional paid-in capital. In addition, we allocated transaction costs related to the issuance of the 2025 Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were approximately $6.9 million and were being amortized to interest expense at an effective interest method rate of 4.51%. Transaction costs attributable to the equity component were approximately $1.0 million and were netted with the equity component of the 2025 Notes in additional paid-in capital.

Following the adoption of ASU 2020-06 on January 1, 2022, which we elected to adopt using a modified retrospective approach, we no longer separates the 2025 Notes into liability and equity components. The cumulative effect of the accounting change as of January 1, 2022 was a decrease to accumulated deficit of $8.6 million, a decrease in additional paid-in capital of $30.8 million and an increase in liabilities of $22.1 million on our consolidated balance sheets. Comparative prior year periods were not adjusted. In connection with the adoption, we calculated an effective interest rate of 1.87%.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on earnings per share. We adopted this standard on January 1, 2022 using a modified retrospective basis which resulted in a decrease to accumulated deficit of $8.6 million, a decrease in additional paid-in capital of $30.8 million and an increase in liabilities of $22.1 million on our consolidated balance sheets. For more information, refer to Note 7 of our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the years ended December 31, 2022 and 2021 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2022, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate during the reporting period.

Historically, we have used derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted expenses denominated in NIS generally expected to occur within 12 months. Over the last several quarters, we have closed forward foreign exchange contracts beyond 12 months to capitalize on more favorable rates. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We also enter into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes in the underlying hedged item which impacts financial income (expenses), net. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $732.5 million as of December 31, 2022. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase in interest rates would not have a material impact on our consolidated financial statements.

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

As of December 31, 2022, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Item 8.	Financial Statements and Supplementary Data

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and subsidiaries (the "Company") as of December 31, 2022, and 2021 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Revenue Recognition
Description of the Matter
As described in Note 2.h to the consolidated financial statements, the Company generates revenues mainly in the form of software license fees and related maintenance and services fees. Software license revenues are recognized at the point in time when the software license has been delivered and the benefit of the asset has been transferred. The Company recognizes revenues from maintenance ratably over the term of the underlying maintenance contract term. Renewals of maintenance contracts create new performance obligations that are satisfied over time with the revenues recognized ratably over the period.

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company allocates the transaction price to the distinct performance obligations on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred. For maintenance, the Company determines the standalone selling prices based on the price at which it separately sells a renewal contract. For software licenses, the Company uses the residual approach to determine the standalone selling prices due to the lack of history of selling software licenses on a standalone basis and the highly variable sales price.

Auditing the Company’s recognition of revenue was challenging and complex due to the effort required to evaluate the determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus a single performance obligation, such as software licenses and related maintenance, the determination of stand-alone selling prices for each distinct performance obligation and the timing of when revenue is recognized.

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
February 7, 2023

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022, and 2021 and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 7, 2023, expressed an unqualified opinion thereon.

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

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 7, 2023

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$367,800	$805,761
Marketable securities	236,338	—
Short-term deposits	128,350	1,850
Trade receivables (net of allowance of $3,453 and $2,754 at December 31, 2022 and December 31, 2021, respectively)	135,979	117,179
Prepaid expenses and other current assets	37,190	34,417
Total current assets	905,657	959,207
Long-term assets:
Operating lease right-of-use asset	56,772	63,749
Property and equipment, net	39,043	38,298
Intangible assets, net	2,788	4,313
Goodwill	23,135	23,135
Other assets	16,337	19,835
Total long-term assets	138,075	149,330
Total assets	$1,043,732	$1,108,537

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,962	$5,324
Accrued expenses and other short-term liabilities	115,231	102,226
Deferred revenues	110,550	104,221
Total current liabilities	228,743	211,771
Long-term liabilities:
Convertible senior notes, net	248,963	225,330
Operating lease liability	57,627	68,694
Deferred revenues	1,503	2,566
Other liabilities	4,771	3,583
Total long-term liabilities	312,864	300,173

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2022 and December 31, 2021; Issued and outstanding: 107,673,052 shares at December 31, 2022 and 107,509,096 shares at December 31, 2021	108	108
Accumulated other comprehensive income (loss)	(9,557)	6,083
Additional paid-in capital	1,055,048	1,018,005
Accumulated deficit	(543,474)	(427,603)
Total stockholders’ equity	502,125	596,593
Total liabilities and stockholders’ equity	$1,043,732	$1,108,537

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2022	2021	2020
Revenues:
Subscriptions	$366,144	$270,832	$162,661
Maintenance and services	107,490	119,302	130,028
Total revenues	473,634	390,134	292,689
Cost of revenues	69,836	59,399	44,261
Gross profit	403,798	330,735	248,428

Operating expenses:
Research and development	177,881	137,882	99,363
Sales and marketing	275,090	230,314	179,902
General and administrative	72,055	61,233	47,578
Total operating expenses	525,026	429,429	326,843
Operating loss	(121,228)	(98,694)	(78,415)
Financial income (expenses), net	10,413	(12,145)	(7,483)
Loss before income taxes	(110,815)	(110,839)	(85,898)
Income taxes	(13,703)	(6,022)	(8,112)
Net loss	$(124,518)	$(116,861)	$(94,010)
Net loss per share of common stock, basic and diluted	$(1.14)	$(1.11)	$(1.00)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	109,281,368	105,305,957	94,336,893

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	December 31,
	2022	2021	2020
Net loss	$(124,518)	$(116,861)	$(94,010)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(300)	(7)	(94)
Income on marketable securities reclassified into earnings, net of tax	23	4	76
	(277)	(3)	(18)

Unrealized income (loss) on derivative instruments, net of tax	(19,181)	5,616	4,043
Loss (income) on derivative instruments reclassified into earnings, net of tax	3,818	(8,901)	5,795
	(15,363)	(3,285)	9,838
Total other comprehensive income (loss)	(15,640)	(3,288)	9,820

Comprehensive loss	$(140,158)	$(120,149)	$(84,190)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2020	91,749,933	$92	$310,621	$(449)	$(216,732)	$93,532
Stock-based compensation expense	—	—	68,585	—	—	68,585
Common stock issued under employee stock plans, net	3,600,003	3	10,290	—	—	10,293
Taxes paid related to net share settlement of equity awards	—	—	(502)	—	—	(502)
Issuance of common stock from acquisitions	106,926	—	4,198	—	—	4,198
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	709	—	—	709
Realized and unrealized income on derivative instruments	—	—	—	9,838	—	9,838
Unrealized loss on available for sale securities	—	—	—	(18)	—	(18)
Purchase of capped calls related to Convertible senior notes	—	—	(29,348)	—	—	(29,348)
Equity component of Convertible senior notes, net	—	—	30,794	—	—	30,794
Net loss	—	—	—	—	(94,010)	(94,010)
Balance as of December 31, 2020	95,456,862	95	395,347	9,371	(310,742)	94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026	—	—	500,034
Stock-based compensation expense	—	—	109,779	—	—	109,779
Common stock issued under employee stock plans	4,090,696	5	13,897	—	—	13,902
Taxes paid related to net share settlement of equity awards			(1,044)			(1,044)
Realized and unrealized loss on derivative instruments, net	—	—	—	(3,285)	—	(3,285)
Unrealized loss on available for sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(116,861)	(116,861)
Balance as of December 31, 2021	107,509,096	108	1,018,005	6,083	(427,603)	596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	142,862	—	—	142,862
Common stock issued under employee stock plans	3,078,402	3	12,493	—	—	12,496
Taxes paid related to net share settlement of equity awards	—	—	(31,076)	—	—	(31,076)
Repurchase of common stock	(2,914,446)	(3)	(56,442)	—	—	(56,445)
Realized and unrealized loss on derivative instruments	—	—	—	(15,363)	—	(15,363)
Unrealized loss on available for sale securities	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	(124,518)	(124,518)
Balance as of December 31, 2022	107,673,052	$108	$1,055,048	$(9,557)	$(543,474)	$502,125

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(124,518)	$(116,861)	$(94,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,176	10,888	10,167
Stock-based compensation	142,862	109,779	68,585
Amortization of deferred commissions	22,264	14,147	13,106
Noncash operating lease costs	9,305	8,232	8,737
Amortization of debt discount and issuance costs	1,486	6,870	4,096
Amortization of premium and accretion of discount on marketable securities	(344)	—	—
Gain from sale of property and equipment	(21)	—	—
Changes in assets and liabilities:
Trade receivables	(18,800)	(22,950)	(19,075)
Prepaid expenses and other current assets	(6,161)	(506)	(543)
Deferred commissions	(22,033)	(21,151)	(19,131)
Other long-term assets	502	1,404	1,172
Trade payables	(2,362)	4,474	(328)
Accrued expenses and other short-term liabilities	(9,115)	5,850	16,058
Deferred revenues	5,266	5,421	(169)
Other long-term liabilities	1,364	1,581	5,493
Net cash provided by (used in) operating activities	11,871	7,178	(5,842)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	41,600	34,117	51,539
Investment in marketable securities	(277,871)	—	(44,124)
Proceeds from short-term and long-term deposits	15,961	80,752	74,776
Investment in short-term and long-term deposits	(142,566)	(50,000)	(97,454)
Acquisition, net of cash acquired	—	—	(29,369)
Proceeds from sale of property and equipment	21	—	—
Purchases of property and equipment	(11,396)	(10,490)	(10,116)
Net cash provided by (used in) investing activities	(374,251)	54,379	(54,748)

Cash flows from financing activities:
Proceeds from employee stock plans	11,940	11,121	10,295
Taxes paid related to net share settlement of equity awards	(31,077)	(1,043)	(502)
Repurchase of common stock	(56,444)	—	—
Proceeds from follow-on offering, net	—	500,034	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	245,308
Purchases of capped calls	—	—	(29,348)
Net cash provided by (used in) financing activities	(75,581)	510,112	225,753

Increase (decrease) in cash and cash equivalents	(437,961)	571,669	165,163
Cash and cash equivalents at beginning of period	805,761	234,092	68,929
Cash and cash equivalents at end of period	$367,800	$805,761	$234,092

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,354	$8,507	$1,342
Cash paid for interest	$3,167	$3,168	$1,547
Lease liabilities arising from obtaining right-of-use assets	$1,625	$22,156	$6,256

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

The Company's software specializes in data protection, threat detection and response, data privacy and compliance. Varonis software enables enterprises of all sizes and industries to protect data stored on-premises and in the cloud including: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; source code, strategic and product plans; and other intellectual property. Recognizing the complexities of securing data, the Company has built an integrated platform for security and analytics to simplify and streamline security and data management.

The Company offers coverage for more than 40 of the most mission-critical on-premises and cloud data stores and applications. In 2021, the Company launched its DatAdvantage Cloud hosted solution that centrally monitors and protects data across multiple cloud data stores, Software-as-a-Service ("SaaS") applications and Infrastructure-as-a-Service ("IaaS") environments, as well as Data Classification Cloud to help automatically identify sensitive information. In 2022, it continued to enhance DatAdvantage Cloud and Data Classification Cloud with new functionality. In addition, the Company announced the availability of its flagship Data Security Platform as a SaaS, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities.

The Varonis Data Security Platform helps enterprises protect data against cyberattacks from both external and internal threats. The Company's products enable enterprises to analyze data, account activity and user behavior to detect and prevent attacks. Its software platform prevents or limits unauthorized use of sensitive information, detects and prevents potential cyberattacks and limits potential damage by automatically locking down data, allowing access to only those who need it and automating the removal of stale data when it is no longer useful. The Company's products efficiently sustain a secure state with automation and address additional important use cases including data protection, data governance, Zero Trust, compliance, data privacy, classification and threat detection and response. The Varonis Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. The Varonis Data Security Platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage. In doing so, the platform provides real-time intelligence about an enterprise’s massive volumes of data, making it more secure, accessible and manageable.

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

The Company considers all high-quality investments purchased with original maturities at the date of purchase greater than three months but less than one year to be short-term. Marketable securities are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income (expenses), net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$278,022	$—	$—	$278,022
Total	$278,022	$—	$—	$278,022

Marketable securities
US Treasury securities	$159,165	$2	$(211)	$158,956
US Agencies securities	55,967	5	(72)	55,900
Commercial paper	13,679	—	—	13,679
Corporate bonds	7,804	4	(5)	7,803
Total	$236,615	$11	$(288)	$236,338

Short-term deposits
Term bank deposits	$128,350	$—	$—	$128,350
Total	$128,350	$—	$—	$128,350

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$414,942	$—	$—	$414,942
Total	$414,942	$—	$—	$414,942

Short-term deposits
Term bank deposits	$1,850	$—	$—	$1,850
Total	$1,850	$—	$—	$1,850

All the marketable securities have a stated effective maturity of less than 12 months as of December 31, 2022.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit losses (CECL) model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial expenses, net on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. These deposits bore interest at rates ranging from 3.50% - 5.82%, per annum, as of December 31, 2022 and a rate of 0.15%, per annum, as of December 31, 2021. Short-term deposits are presented at cost which approximates fair value due to their short maturities.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2022 and 2021, no impairment losses have been recorded.

g.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

h.	Revenue Recognition:

The Company generates revenues primarily in the form of subscription licenses, SaaS revenues and maintenance and services fees. Subscription license revenues are sold on-premises and are comprised of time-based licenses whereby customers use our software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. In the second half of 2021, the Company launched its first SaaS offering, introducing new products and support for cloud applications and infrastructure. On October 31, 2022, the Company announced the availability of the Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance and services of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training its customers to fully leverage the use of our products, although the user can benefit from the software without our assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

The Company recognizes revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers.” As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) we satisfy a performance obligation.

Subscription software that is sold on-premises is recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. As the Company now has an immaterial amount of perpetual license revenues, these revenues are included within the subscriptions line of the consolidated statements of operations. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included within the subscriptions line of the consolidated statements of operations. The Company's SaaS offerings allow customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As these solutions were only recently offered to customers, the total associated revenues have not yet been material.

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

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The license is distinct upon delivery as the customer can derive the economic benefit of the software without any professional services, updates or technical support. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract. For maintenance, the Company determines the standalone selling prices based on the price at which it separately sells a renewal contract. For professional services, the Company determines the standalone selling prices based on the price at which it separately sells those services. For software licenses, the Company uses the residual approach to determine the standalone selling prices due to the lack of history of selling software license on a standalone basis and the highly variable sales price.

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit losses.

 Deferred revenues represent mostly unrecognized fees billed or collected for maintenance. Deferred revenues are recognized as (or when) we perform under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $102,689 for the year ended December 31, 2022.

The Company does not grant a right of return to its customers, except for one of its resellers. During the years ended December 31, 2022, 2021 and 2020, there were no returns from this reseller.

For information regarding disaggregated revenues, refer to Note 13.

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

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. The Company recognizes compensation expenses for the value of its equity awards granted based on the straight-line method over the requisite service period of each of the awards. In addition, the Company grants performance stock units to certain employees under the 2013 Plan. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. The Company recognizes share-based compensation expense for the performance stock units on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

The stock-based compensation expenses related to employees and consultants for the years ended December 31, 2022, 2021 and 2020 amounted to $142,862, $109,779 and $68,585, respectively.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Liabilities as of		Assets (liabilities) as of
	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$136,426	$(7,221)	$115,710	$6,083
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other liabilities	$107,210	$(2,060)	$—	$—
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$32,066	$(226)	$42,056	$(62)

For the years ended December 31, 2022, 2021 and 2020, the consolidated statements of operations reflect a loss of $3,818 and gains of $8,901 and $257, respectively, related to the effective portion of the cash flow hedges. No material ineffective hedges were recognized for the years ended December 31, 2022, 2021 and 2020 in operating expenses in the consolidated statement of operations.

For the years ended December 31, 2022, 2021 and 2020, the consolidated statements of operations reflect a gain of $2,146 and $959 and a loss of $1,144, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

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

In addition, the Company also makes available pension plans to employees of other subsidiaries in which it operates. Total expenses related to retirement and severance pay amounted to $11,366, $9,598 and $7,169 for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of severance payable included in other liabilities as of December 31, 2022 and 2021 is $2,357 and $2,877, respectively.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,054,955,  8,556,245 and 9,445,326 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the years ending of December 31, 2022, 2021 and 2020, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the years ending of December 31,

2022, 2021 and 2020. As a result of the adoption of ASU 2020-06, the Company uses the if-converted method for calculating any potential dilutive effect on diluted net income per share, if applicable.

t.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2022 and 2021, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

As of December 31, 2022, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

w.	Recently Issued Accounting Pronouncements Not Yet Adopted:

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the consolidated financial statements as a result of their future adoption.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred commission	$19,389	$17,930
Prepaid expenses	10,219	6,746
Foreign currency forward contracts derivatives	—	6,083
Government institutions & other receivables	7,176	3,333
Short-term deposits & other	406	325
Prepaid expenses and other current assets	$37,190	$34,417

NOTE 4:- PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Cost:
Computer equipment	$28,998	$23,515
Office furniture and equipment	5,717	6,462
Leasehold improvements	45,520	42,419
	80,235	72,396
Accumulated depreciation	41,192	34,098
Property and equipment, net	$39,043	$38,298

Depreciation expense of property and equipment, net for the years ended December 31, 2022, 2021 and 2020 were $10,651, $9,355 and $9,903, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT-TERM LIABILITIES

Accrued expenses and other short-term liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Employees	$42,000	$44,057
Government authorities and other	34,745	29,693
Accrued expenses	21,167	19,620
Operating lease liabilities, current	9,872	8,794
Foreign exchange forward contract derivatives	7,447	62
Accrued expenses and other short-term liabilities	$115,231	$102,226

NOTE 6:- LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

December 31, 2022
Operating right-of-use assets	$56,772

Operating lease liabilities, current	$(9,872)
Operating lease liabilities, long-term	(57,627)
Total operating lease liabilities	$(67,499)

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

The Company has deposit guarantees issued by a financial institution to secure various operating lease agreements in connection with its office space.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of December 31, 2022, are as follows (in thousands):

December 31, 2022
2023	$11,674
2024	10,246
2025	9,643
2026	9,418
2027	9,624
Thereafter	23,663

Total undiscounted lease payments	$74,268

Less: Imputed interest	(6,769)

Present value of lease liabilities	$67,499

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.34

Weighted average discount rate	2.81%

Total operating lease cost for the year ended December 31, 2022 was $9,593, net of sublease income of $825. Total operating lease cost for the years ended December 31, 2021 and 2020 were $6,920 and $12,151, respectively.

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

The net carrying amount of the 2025 Notes was as follows (in thousands):

As of
December 31, 2022
Liability
Principal	$253,000
Unamortized issuance costs	(4,037)
Net carrying amount	$248,963

The interest expense recognized related to the 2025 Notes for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Contractual interest expense	$3,162	$3,162	$2,012
Amortization of debt discount	—	5,651	3,369
Amortization of debt issuance costs	1,486	1,219	727
Total	$4,648	$10,032	$6,108

As of December 31, 2022, the total estimated fair value of the 2025 Notes was approximately $260,749. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

The Capped Call Transactions are separate transactions and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital in 2020.

NOTE 8:- GOODWILL AND INTANGIBLE ASSETS

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

All goodwill balances are subject to annual goodwill impairment testing. As of December 31, 2022, the Company concluded that no impairment for goodwill was required.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

Intangible assets, net	Estimated Useful Life (in years)	December 31, 2022
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		3,322
Total intangible assets, net		$2,788

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $1,525, $1,533 and $264 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company concluded that no impairment for intangibles was required.

The following table summarizes estimated future amortization expense of our intangible assets as of December 31, 2022 (in thousands):

Years ending December 31,	Amount
2023	1,525
2024	1,263
Total future amortization expense	$2,788

NOTE 9:- FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the years ended December 31, 2022 and 2021.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2022 and 2021 by level within the fair value hierarchy (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	$278,022	$—	$—	$278,022	$414,942	$—	$—	$414,942
Marketable securities:
US Treasury securities	158,956	—	—	158,956	—	—	—	—
Agencies	55,900	—	—	55,900	—	—	—	—
Commercial paper	—	13,679	—	13,679	—	—	—	—
Corporate bonds	—	7,803	—	7,803	—	—	—	—
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	—	—	—	—	6,083	—	6,083
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(7,447)	—	(7,447)	—	(62)	—	(62)
Long-term other liabilities:
Forward foreign exchange contracts	—	(2,060)	—	(2,060)	—	—	—	—
Total financial assets (liabilities)	$492,878	$11,975	$—	$504,853	$414,942	$6,021	$—	$420,963

See Note 7 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of December 31, 2022.

NOTE  10:- STOCKHOLDERS’ EQUITY

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2022	2021	2022	2021
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	107,673,052	107,509,096

b.	Common stock rights:

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 5,713,899 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and has been, and will be, increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Since January 1, 2016, the share reserve under the 2013 Plan has been automatically increased by an aggregate of 27,579,672 shares. Awards granted under the 2013 Plan generally vest over four years. Any award that is forfeited or canceled before expiration becomes available for future grants under the 2013 Plan.

On October 22, 2020, and as part of the acquisition, the Company’s board of directors approved the assumption of a certain portion of Polyrize Options pursuant to the terms and conditions of the Polyrize 2019 Share Incentive (“Polyrize Plan”).

A summary of employees’ stock options activities during the year ended December 31, 2022 is as follows:

	Year ended
	December 31, 2022
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	803,870	$7.077	$33,524	2.747
Granted	—	$—
Exercised	(112,297)	$4.268
Forfeited	—	$—
Options outstanding at the end of the period	691,573	$7.533	$11,347	1.901
Options exercisable at the end of the period	684,658	$7.552	$11,220	1.849

There were no options granted in 2022 pursuant to our 2005 Stock Plan, 2013 Plan or Polyrize Plan (collectively "Stock Plans").

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $1,612, $13,153 and $9,922, respectively. As of December 31, 2022 and 2021, there was $197 and $496, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 1.043 and 1.802 years, respectively.

    The options outstanding as of December 31, 2022 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2022	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$4.157	—	5.682	115,572	3.569	$5.394	108,657	3.343	$5.375
$6.503	—	8.077	430,099	1.433	$7.111	430,099	1.433	$7.111
	$9.960		120,180	2.142	$9.960	120,180	2.142	$9.960
	$13.287		25,722	1.108	$13.287	25,722	1.108	$13.287
			691,573	1.901	$7.533	684,658	1.849	$7.552

d.	Options issued to consultants:

    The Company’s outstanding options granted to consultants for services as of December 31, 2022 were as follows:

Issuance date	Number of options outstanding and exercisable	Range of exercise price per share			Exercisable through
August 2013 - February 2016	22,650	$5.623	—	$13.287	August 2023 - February 2026

There were no options granted in 2022 pursuant to our Stock Plans.

e.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the year ended December 31, 2022 is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted-average grant date fair value
Unvested as of January 1, 2022	7,726,125	$42.53
Granted	4,789,227	$38.11
Vested	(3,308,700)	$37.24
Forfeited	(865,920)	$45.29
Unvested as of December 31, 2022	8,340,732	$41.82

As of December 31, 2022 and 2021, there was $238,295 and $265,345, respectively, of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.309 and 2.078 years, respectively.

The Company grants performance stock units to certain employees under the 2013 Plan. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. The Company recognizes share-based compensation expense for the performance stock units on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

f.	2015 Employee Stock Purchase Plan

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 1,500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016 and has been, and will be, increased each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 1,200,000 shares of common stock. Since January 1, 2016, the share reserve under the ESPP has been automatically increased by an aggregate of 3,402,705 shares. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2022	2021	2020
Cost of revenues	$10,720	$8,995	$5,013
Research and development	50,971	36,033	21,979
Sales and marketing	51,793	39,684	25,578
General and administrative	29,378	25,067	16,015
Total	$142,862	$109,779	$68,585

h.	Follow-on offering:

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

In October 2022, the Company's board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program will expire on October 31, 2023. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

During 2022, the Company repurchased and subsequently retired 2,914,446 shares under its Share Repurchase Program, for a total of $56,445. At December 31, 2022, the Company had $43,555 of capacity remaining under its Share Repurchase Program.

NOTE 11:- INCOME TAXES

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

•Beginning in 2022, the TCJA requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which has increased the Company's tax liability in the U.S.. As the Company has a valuation allowance against its deferred tax assets, including capitalized research and development costs, the tax provision expense has increased from prior year to account for the capitalization of research and development costs starting in 2022.

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

For 2022, the Company is not subject to tax on account of GILTI as it has net CFC tested loss on an aggregated basis.

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

As of December 31, 2022, the Company had gross federal net operating loss ("NOL") carry-forwards of approximately $224,339, all of which can be carried forward indefinitely but can only be used to offset 80% of taxable income. As of December 31, 2022, the Company had NOL carry-forwards for state and foreign income tax purposes of approximately $144,527 and $13,122, respectively. State NOL carry-forwards of $124,556 expire starting 2023 and the remainder do not expire. Foreign NOL carry-forwards do not expire. In addition, as of December 31, 2022, the Company had federal retention credit carryforwards of approximately $24. If not utilized, the federal tax carryforwards will begin to expire in 2032.

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

c.	Loss before taxes on income is comprised as follows (in thousands):

	Year ended
	December 31,
	2022	2021	2020
Domestic	$(75,422)	$(101,245)	$(80,086)
Foreign	(35,393)	(9,594)	(5,812)
	$(110,815)	$(110,839)	$(85,898)

d.	Taxes on income (loss) are comprised as follows (in thousands):

	Year ended
	December 31,
	2022	2021	2020
Current:
Domestic:
Federal	$3,008	$(549)	$90
State	1,314	145	128
Foreign	9,123	5,182	8,854
Total current income tax	$13,445	$4,778	$9,072

Deferred:
Domestic:
Federal	$83	$43	$8
State	13	6	1
Foreign	162	1,195	(969)
Total deferred income tax	$258	$1,244	$(960)
Income tax expense	$13,703	$6,022	$8,112

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. NOL carry-forwards and other temporary differences.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, the Company’s management concluded that a valuation allowance is required in the Unites States and some foreign jurisdictions. However, other foreign jurisdictions recorded a net deferred tax liability of $355 as of December 31, 2022. Future changes in these factors, including the Company’s anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase or decrease to the valuation allowance and a corresponding charge to income tax expense. The Company reevaluates the judgements surrounding its estimates and makes adjustments as appropriate each reporting period.

Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Carry forward losses and credits	$57,592	$82,530
Deferred revenues	13,376	11,628
Accrued payroll, commissions, vacation	6,852	6,867
Equity compensation	22,474	18,469
Allowance for credit losses	772	1,711
Accrued severance pay	294	391
Operating lease liability	12,462	14,453
Section 174 capitalized costs	37,964	—
Other	2,784	512
Deferred tax assets before valuation allowance	154,570	136,561
Valuation allowance	(142,563)	(118,882)
Deferred tax assets	$12,007	$17,679

Deferred tax liability:
Operating lease right-of-use asset	(10,320)	(12,478)
Convertible senior notes, net	—	(5,298)
Other	$(2,042)	$—
Deferred tax liability	$(12,362)	$(17,776)
Net deferred tax asset (liability)	$(355)	$(97)

The change in the valuation allowance was approximately an increase of $23,681 and $41,340 during 2022 and 2021, respectively.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of operations is as follows (in thousands, except tax rate):

	Year ended December 31,
	2022	2021	2020
Loss before taxes, as reported in the consolidated statements of operations	$(110,815)	$(110,839)	$(85,898)
Statutory tax rate	21%	21%	21%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(23,271)	$(23,276)	$(18,039)
Income tax at rate other than the U.S. statutory tax rate	10,404	(2,621)	4,845
Tax advances and non-deductible expenses including equity based compensation expenses	941	(8,533)	934
Operating losses and other temporary differences for which valuation allowance was provided	18,201	41,340	22,189
State tax	(1,301)	(2,945)	(2,872)
Impact of rate change	(207)	(2,568)	—
Change in tax reserve for uncertain tax positions	7,785	4,850	1,489
Other individually immaterial income tax items	1,151	(225)	(434)
Actual tax expense	$13,703	$6,022	$8,112

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including interest and penalties, in the years ended December 31, 2022 and 2021 are as follows (in thousands):

Gross unrecognized tax benefits as of January 1, 2021	$4,690
Increase in tax position for current year	4,335
Increase in tax position for prior years	3,624
Decrease in tax position for prior years	(870)
Decrease for lapse of statute of limitations/settlements	(2,239)
Gross unrecognized tax benefits as of December 31, 2021	$9,540
Increase in tax position for current year	7,631
Increase in tax position for prior years	830
Decrease in tax position for prior years	(677)
Gross unrecognized tax benefits as of December 31, 2022	$17,324

There was $17,324 of unrecognized income tax benefits that, if recognized, approximately $1,254 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of interest and penalties is approximately $1,228 as of December 31, 2022.

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

If cash dividends are distributed out of tax exempt profits in a manner other than upon complete liquidation, VSL will then become liable for tax at the rate of 10% - 25% (depending on the level of foreign investments in VSL) in respect of the amount distributed.

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

As of December 31, 2022, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination. The Company remains open to examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. The Company is currently under certain state tax audits.

During 2021, the Israeli Tax Authority initiated a withholding tax audit on VSL for the years 2016-2019. During 2022, the Company and the Israeli Tax Authority settled an income tax audit on VSL for the tax years 2016-2019.

The Company has final income tax assessments for VSL through 2019, Varonis (UK) Limited through 2017 and Varonis France SAS through 2018.

All other foreign subsidiaries do not have final tax assessments since their respective inceptions.

NOTE 12:- FINANCIAL INCOME (EXPENSES), NET

	Year ended
	December 31,
	2022	2021	2020
Financial income:
Interest on bank deposits & other	$10,414	$164	$674
Foreign exchange gains, net	5,147	—	—
	15,561	164	674

Financial expenses:
Amortization of debt discount and issuance costs	1,486	6,870	4,096
Interest expenses, principally from convertible note	3,167	3,168	2,017
Foreign exchange losses, net	—	1,699	1,726
Bank and other charges	495	572	318
	(5,148)	(12,309)	(8,157)
Financial income (expenses), net	$10,413	$(12,145)	$(7,483)

NOTE 13:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from subscription licensing, SaaS revenues and maintenance and services fees (see Note 1 above for a brief description of the Company’s business). The following is a summary of revenues within geographic areas (in thousands):

	Year ended
	December 31,
	2022	2021	2020
Revenues based on customer’s location:
North America	$352,298	$279,104	$207,488
EMEA (*)	107,848	101,694	77,093
Rest of the World	13,488	9,336	8,108
Total revenues	$473,634	$390,134	$292,689

(*) Sales to customers in France did not exceed 10% of total revenues for the year ended December 31, 2022. Sales to customers in France accounted for 10.5% and 10.6% of the Company’s revenues for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2022, 2021 and 2020, respectively, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	December 31,
	2022	2021
Long-lived assets by geographic region:
United States	$40,304	$43,317
Israel	38,385	40,169
Ireland	15,019	16,341
Other	2,107	2,220
	$95,815	$102,047

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global and an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2023, the Board of Directors (the “Board”) of the Company approved, upon the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Varonis Systems Severance Plan (the “Severance Plan”), pursuant to which certain senior management employees, including the Company’s named executive officers (the “Eligible Participants”) may be eligible for certain payments and benefits. The Severance Plan was adopted following a review of the severance provisions applicable to members of the Company’s senior management team and in consultation with the Compensation Committee’s independent compensation consultant, so as to standardize severance payments and benefits for

Eligible Participants while generally preserving existing contractual severance and equity acceleration provisions applicable to them.

Pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without cause other than due to death or disability or an Eligible Participant resigns for good reason in each case, not in connection with a change in control (all as defined in the Severance Plan) and subject to the effectiveness of a separation agreement including a general release of claims in favor of the Company and related persons and entities, the Eligible Participant is entitled to the following: (i) cash severance equal to a percentage of his/her base salary (ranging from 50% to 150%), payable in substantially equal installments over a period ranging from six to 18 months; (ii) payment of any earned but unpaid bonus in respect of the year prior to the year of termination, at the time such bonuses would otherwise be paid; and (iii) accelerated vesting of a portion of each equity award held by him/her, prorated based on the number of days he/she was employed by the Company since the last vesting date (with any performance-vesting awards to be deemed vested at the greater of target and actual level of performance determined at the time of such termination).

Additionally, pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without cause within six months prior to and 24 months following a change in control, other than due to death or disability, or an Eligible Participant resigns for good reason in each case (all as defined in the Severance Plan) and subject to the effectiveness of a separation agreement including a general release of claims in favor of the Company and related persons and entities, the Eligible Participant is entitled to the following: (i) cash severance equal to the sum of (a) a percentage of his/her base salary (ranging from 100% to 250%) and (b) a percentage of his/her target bonus (ranging from 100% to 250%), in each case, payable in a lump sum within 60 days following his/her termination; (ii) payment of any earned but unpaid bonus in respect of the year prior to the year of termination at the time such bonuses would otherwise be paid; and (iii) accelerated vesting of all equity awards held by him/her (with any performance-vesting awards to be deemed vested at the greater of target and actual level of performance determined at the time of such termination).

The foregoing description of the Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text thereof, a copy of which is filed with this Annual Report as Exhibit 10.9 and incorporated by reference herein.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC, and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

VARONIS SYSTEMS, INC.

February 7, 2023	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

February 7, 2023	By:	/s/ Guy Melamed
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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 7, 2023
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 7, 2023
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Aued	Director	February 7, 2023
Carlos Aued

/s/ Kevin Comolli	Director	February 7, 2023
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 7, 2023
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 7, 2023
Gili Iohan

/s/ Avrohom J. Kess	Director	February 7, 2023
Avrohom J. Kess

/s/ Ohad Korkus	Director	February 7, 2023
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 7, 2023
Thomas F. Mendoza

/s/ Rachel Prishkolnik	Director	February 7, 2023
Rachel Prishkolnik

/s/ Ofer Segev	Director	February 7, 2023
Ofer Segev

/s/ Fred Van Den Bosch	Director	February 7, 2023
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.2(3)
Indenture, dated as of May 11, 2020, by and between Varonis Systems, Inc. and U.S. Bank National Association, as Trustee (including Form of Note, representing Varonis Systems, Inc.’s 1.25% Convertible Senior Notes due 2025)

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(8)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.6(9)†	2015 Employee Stock Purchase Plan

10.7(10)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.8(11)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Yakov Faitelson

10.9†	Varonis Systems Severance Plan

10.10(12)†	Employment Agreement, dated as of February 7, 2017, by and between the Company and Guy Melamed

10.11(13)†	Amendment to Employment Agreement, dated as of February 8, 2018, by and between the Company and Guy Melamed

10.12(14)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Guy Melamed

10.13(15)†	Employment Agreement, dated as of February 10, 2014, by and between the Company and James O’Boyle

10.14(16)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.15(17)†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.16†	Employment Agreement, dated as of March 12, 2021, by and between the Company and Dov Gottlieb

10.17(18)	Form of Confirmation for Capped Call Transactions

10.18(19)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.19(20)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________

†	Indicates management contract or compensatory plan or arrangement.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2022 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(8)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(9)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(10)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(14)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(15)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019 (the “Company’s 2018 Form 10-K”) and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the company’s Current Report on Form 8-k filed with the SEC on May 11, 2020 and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 and incorporated herein by reference.
(20)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 and incorporated herein by reference.