Form 10-Q
period 2023-03-31
VARONIS SYSTEMS INC
filed 2023-05-02
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of April 28, 2023, there were 109,712,572 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$248,585	$367,800
Marketable securities	280,835	236,338
Short-term deposits	226,850	128,350
Trade receivables (net of allowances of $3,431 and $3,453 at March 31, 2023 and December 31, 2022, respectively)	75,393	135,979
Prepaid expenses and other current assets	44,381	37,190
Total current assets	876,044	905,657

Long-term assets:
Operating lease right-of-use asset	55,692	56,772
Property and equipment, net	37,643	39,043
Intangible assets, net	2,406	2,788
Goodwill	23,135	23,135
Other assets	16,400	16,337
Total long-term assets	135,276	138,075
Total assets	$1,011,320	$1,043,732

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$708	$2,962
Accrued expenses and other short-term liabilities	107,338	115,231
Deferred revenues	109,297	110,550
Total current liabilities	217,343	228,743

Long-term liabilities:
Convertible senior notes, net	249,339	248,963
Operating lease liability	55,993	57,627
Deferred revenues	1,382	1,503
Other liabilities	5,985	4,771
Total long-term liabilities	312,699	312,864

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2023 and December 31, 2022; Issued and outstanding: 109,791,863 shares at March 31, 2023 and 107,673,052 shares at December 31, 2022	110	108

Accumulated other comprehensive loss	(14,381)	(9,557)
Additional paid-in capital	1,077,327	1,055,048
Accumulated deficit	(581,778)	(543,474)
Total stockholders’ equity	481,278	502,125
Total liabilities and stockholders’ equity	$1,011,320	$1,043,732
The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Subscriptions	$82,974	$68,985
Maintenance and services	24,361	27,276
Total revenues	107,335	96,261

Cost of revenues	17,637	17,809

Gross profit	89,698	78,452

Operating expenses:
Research and development	44,732	43,570
Sales and marketing	68,393	64,787
General and administrative	19,689	18,180
Total operating expenses	132,814	126,537

Operating loss	(43,116)	(48,085)
Financial income, net	7,773	736

Loss before income taxes	(35,343)	(47,349)
Income taxes	(2,961)	(1,414)

Net loss	$(38,304)	$(48,763)

Net loss per share of common stock, basic and diluted	$(0.35)	$(0.45)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	108,387,402	108,204,960

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(38,304)	$(48,763)

Other comprehensive loss:
Unrealized income (loss) on marketable securities, net of tax	150	(10)
Income on marketable securities reclassified into earnings, net of tax	6	—
	156	(10)

Unrealized loss on derivative instruments, net of tax	(2,332)	(2,759)
Income on derivative instruments reclassified into earnings, net of tax	(2,648)	(420)
	(4,980)	(3,179)
Total other comprehensive loss	(4,824)	(3,189)

Comprehensive loss	$(43,128)	$(51,952)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	35,998	—	—	35,998
Common stock issued under employee stock plans	2,057,101	2	6,109	—	—	6,111
Taxes paid related to net share settlement of equity awards	—	—	(28,825)	—	—	(28,825)
Unrealized loss on derivative instruments	—	—	—	(3,179)	—	(3,179)
Unrealized loss on available for sale securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(48,763)	(48,763)
Balance as of March 31, 2022	109,566,197	$110	$1,000,493	$2,894	$(467,719)	$535,778

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	107,673,052	$108	$1,055,048	$(9,557)	$(543,474)	$502,125
Stock-based compensation expense	—	—	35,811	—	—	35,811
Common stock issued under employee stock plans	2,218,811	2	5,851	—	—	5,853
Taxes paid related to net share settlement of equity awards	—	—	(16,864)	—	—	(16,864)
Repurchase of common stock	(100,000)	—	(2,519)	—	—	(2,519)
Unrealized loss on derivative instruments	—	—	—	(4,980)	—	(4,980)
Unrealized gain on available for sale securities	—	—	—	156	—	156
Net loss	—	—	—	—	(38,304)	(38,304)
Balance as of March 31, 2023	109,791,863	$110	$1,077,327	$(14,381)	$(581,778)	$481,278

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,304)	$(48,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,891	2,679
Stock-based compensation	35,811	35,998
Amortization of deferred commissions	3,462	6,120
Noncash operating lease costs	2,367	2,326
Amortization of debt issuance costs	376	370
Amortization of premium and accretion of discount on marketable securities	(1,293)	—

Changes in assets and liabilities:
Trade receivables	60,586	53,575
Prepaid expenses and other current assets	(7,236)	(2,575)
Deferred commissions	(3,033)	(6,942)
Other long-term assets	(589)	359
Trade payables	(2,254)	(553)
Accrued expenses and other short-term liabilities	(15,794)	(12,502)
Deferred revenues	(1,374)	(5,646)
Other long-term liabilities	1,214	96
Net cash provided by operating activities	36,830	24,542

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	16,650	—
Investment in marketable securities	(59,555)	(28,372)
Proceeds from short-term and long-term deposits	4,000	1,850
Investment in short-term and long-term deposits	(102,500)	(1,853)
Purchases of property and equipment	(1,110)	(3,495)
Net cash used in investing activities	(142,515)	(31,870)

Cash flows from financing activities:
Proceeds from employee stock plans	5,853	6,111
Taxes paid related to net share settlement of equity awards	(16,864)	(28,825)
Repurchase of common stock	(2,519)	—
Net cash used in financing activities	(13,530)	(22,714)
Decrease in cash and cash equivalents	(119,215)	(30,042)
Cash and cash equivalents at beginning of period	367,800	805,761
Cash and cash equivalents at end of period	$248,585	$775,719

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$351	$507
Cash paid for interest	$1,608	$1,582
Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$997	$248

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

The Company offers coverage for more than 40 of the most mission-critical on-premises and cloud data stores and applications. Over the last two years, the Company began to offer Software-as-a-Service ("SaaS") solutions to its customers, including its (i) flagship Data Security Platform as a SaaS that was previously only sold as an on-premises solution, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities, (ii) DatAdvantage Cloud hosted solution that centrally monitors and protects data across multiple cloud data stores, SaaS applications and Infrastructure-as-a-Service ("IaaS") environments and (iii) Data Classification Cloud to help automatically identify sensitive information.

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2022 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 filed with the SEC on February 7, 2023 (the “2022 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2022 included in the 2022 Form 10-K, unless otherwise stated.

c.	Revenue Recognition:

The Company generates revenues primarily in the form of subscription licenses, SaaS revenues and maintenance and services fees. Subscription license revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. In the second half of 2021, the Company launched its first SaaS offering, introducing new products and support for cloud applications and infrastructure. On October 31, 2022, the Company announced the availability of the Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance of perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training its customers to fully leverage the use of the Company's products, although the user can benefit from the software without our assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Subscription software that is sold on-premises is recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included within the subscriptions line of the consolidated statements of operations. The Company's SaaS offerings allow customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As these solutions were only recently offered to customers, and given that revenue is recognized ratably over the contract period, the total associated revenues are not yet significant. Should a customer request to convert from a license sold on-premises to the Company’s SaaS offering, the Company will accommodate the request on a pro-rata prospective basis.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $42,878 for the three months ended March 31, 2023.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2022 and for the three months ended March 31, 2023, there were no returns from this reseller.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 months. Over the last several quarters, the Company has closed forward foreign exchange contracts beyond 12 months to capitalize on more favorable rates. In addition, the Company enters into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Euro and Pound Sterling for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of March 31, 2023 (unaudited)		Liabilities as of December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in accrued expenses and other short-term liabilities	$140,171	$(10,189)	$136,426	$(7,221)
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other liabilities	$139,165	$(3,181)	$107,210	$(2,060)
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$17,236	$18	$32,066	$(226)

The unaudited consolidated statements of operations reflect a loss of $2,648 and a gain of $420 for the three months ended March 31, 2023 and 2022, respectively, related to the effective portion of the cash flow hedges. No material ineffective hedges were recognized for the three months ended March 31, 2023 and 2022 in operating expenses in the consolidated statement of operations.

For the three months ended March 31, 2023 and 2022, the unaudited consolidated statements of operations reflect a loss of $300 and a gain of $741, respectively, in financial income, net, related to the Fair Value Hedging Program.

f.	Income Taxes:

The Company operates in the U.S. and in foreign jurisdictions and is subject to taxes in each country or jurisdiction in which it conducts business. Earnings from its non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

Because of its history of operating losses, the Company has established a full valuation allowance against potential future benefits for deferred tax assets, including loss carryforwards.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended March 31, 2023 a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2023 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174 and utilization of carry forward net operating loss (“NOL”) resulting in an increase to current provision expense without an offset to deferred expense as the Company remains in a valuation allowance on its U.S. deferred tax assets. For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $2,961 and $1,414, respectively.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance in future periods. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of March 31, 2023, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

The Company considers all investments purchased with original maturities at the date of purchase greater than three months but less than one year to be short-term. Marketable securities are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of March 31, 2023
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$162,911	$—	$—	$162,911
Total	$162,911	$—	$—	$162,911

Marketable securities
US Treasury securities	$205,728	$118	$(152)	$205,694
US Agencies securities	55,976	*)	(88)	55,888
Commercial paper	14,816	8	(5)	14,819
Corporate bonds	4,436	1	(3)	4,434
Total	$280,956	$127	$(248)	$280,835

Short-term deposits
Term bank deposits	$226,850	$—	$—	$226,850
Total	$226,850	$—	$—	$226,850

*) Represents an amount lower than $1

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$278,022	$—	$—	$278,022
Total	$278,022	$—	$—	$278,022

Marketable securities
US Treasury securities	$159,165	$2	$(211)	$158,956
US Agencies securities	55,967	5	(72)	55,900
Commercial paper	13,679	—	—	13,679
Corporate bonds	7,804	4	(5)	7,803
Total	$236,615	$11	$(288)	$236,338

Short-term deposits
Term bank deposits	$128,350	$—	$—	$128,350
Total	$128,350	$—	$—	$128,350

All the marketable securities have a stated effective maturity of less than 12 months as of March 31, 2023 and 2022.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the Current Expected Credit (CECL) losses model to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net on the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

h.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association (the “Credit and Security Agreement”), for a three-year secured revolving credit facility of $70,000 (the “Credit Facility”). The Credit Facility maturity date is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any convertible debt securities. The fees incurred in connection with entering into the Credit and Security Agreement are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income, net on the consolidated statement of operations. The Credit Facility is secured and the Credit and Security Agreement contains customary covenants and customary events of default provisions.

As of March 31, 2023, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,561,916 and 9,194,862 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending March 31, 2023 and 2022, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the period ending March 31, 2023 and 2022, respectively.

j.	Recently Issued Accounting Pronouncements Not Yet Adopted:

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the consolidated financial statements as a result of their future adoption.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended March 31, 2023. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	As of March 31, 2023
	(unaudited)				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$162,911	$—	$—	$162,911	$278,022	$—	$—	$278,022
Marketable securities:
US Treasury securities	205,694	—	—	205,694	158,956	—	—	158,956
Agencies	55,888	—	—	55,888	55,900	—	—	55,900
Commercial paper	—	14,819	—	14,819	—	13,679	—	13,679
Corporate bonds	—	4,434	—	4,434	—	7,803	—	7,803
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	18	—	18	—	—	—	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(10,189)	—	(10,189)	—	(7,447)	—	(7,447)
Long-term other liabilities:
Forward foreign exchange contracts	—	(3,181)	—	(3,181)	—	(2,060)	—	(2,060)
Total financial assets (liabilities), net	$424,493	$5,901	$—	$430,394	$492,878	$11,975	$—	$504,853

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of March 31, 2023.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

March 31, 2023
(unaudited)
Operating right-of-use assets	$55,692

Operating lease liabilities, current	$(9,846)
Operating lease liabilities, long-term	(55,993)
Total operating lease liabilities	$(65,839)

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of March 31, 2023, are as follows (in thousands):

March 31, 2023
(unaudited)
2023	$8,831
2024	10,650
2025	9,731
2026	9,502
2027	9,708
Thereafter	23,784
Total undiscounted lease payments	$72,206

Less: Imputed interest	(6,367)
Present value of lease liabilities	$65,839

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of March 31, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.11

Weighted average discount rate	2.81%

Total operating lease cost for the three months ended March 31, 2023 and 2022 was $2,292 and $2,309, respectively, inclusive of sublease income of $463 and $100, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three months ended March 31, 2023 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	March 31, 2023
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		3,704
Total intangible assets, net		$2,406

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $381 for the three months ended March 31, 2023 and 2022.

The following table summarizes estimated future amortization expense of our intangible assets as of March 31, 2023 (in thousands):

Years ending December 31,	Amount (unaudited)
2023	$1,143
2024	1,263
Total future amortization expense	$2,406

NOTE 5:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

On May 11, 2020, the Company issued the 2025 Notes pursuant to an Indenture dated May 11, 2020 (the “Indenture”). The offering totaled $253,000 aggregate principal amount. The net proceeds to the Company after the initial purchaser discount and issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

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

The net carrying amount of the 2025 Notes was as follows (in thousands):

March 31, 2023
(unaudited)
Principal	$253,000
Unamortized issuance costs	(3,661)
Net carrying amount	$249,339

The interest expense recognized related to the 2025 Notes for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Contractual interest expense	$791	$791
Amortization of debt issuance costs	376	369
Total	$1,167	$1,160

As of March 31, 2023, the total estimated fair value of the 2025 Notes was approximately $271,525. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

On October 22, 2020, and as part of the Polyrize Security Ltd. ("Polyrize") acquisition, the Company’s board of directors approved the assumption of a certain portion of Polyrize Options pursuant to the terms and conditions of the Polyrize 2019 Share Incentive (“Polyrize Plan”).

A summary of employees’ stock options activities during the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31, 2023 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2023	691,573	$7.533	$11,347	1.901
Granted	—	$—
Exercised	(39,371)	$6.518
Forfeited and expired	(2,100)	$7.192
Options outstanding as of March 31, 2023	650,102	$7.596	$11,971	1.727

Options exercisable as of March 31, 2023	645,311	$7.610	$11,874	1.689

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the three months ended March 31, 2023 was $776. As of March 31, 2023, there was $136 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 0.916 years.

b. The options outstanding as of March 31, 2023 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of March 31, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of March 31, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$4.157	—	5.682	88,384	3.702	$5.565	83,593	3.520	$5.558
$6.503	—	8.077	423,016	1.299	$7.111	423,016	1.299	$7.111
	$9.960		120,180	1.896	$9.960	120,180	1.896	$9.960
	$13.287		18,522	0.975	$13.287	18,522	0.975	$13.287
			650,102	1.727	$7.596	645,311	1.689	$7.610

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of March 31, 2023 (unaudited) were as follows:

	Number of options outstanding and exercisable as of March 31, 2023	Range of exercise price per share			Exercisable through
August 2013 - February 2016	22,650	$5.623	—	$13.287	August 2023 - February 2026

d.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2023 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2023	8,340,732	$41.82
Granted	3,476,735	$28.49
Vested	(2,547,676)	$38.44
Forfeited	(380,627)	$42.25
Unvested balance – March 31, 2023	8,889,164	$37.59

As of March 31, 2023, there was $293,507 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.945 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cost of revenues	$2,500	$3,087
Research and development	12,523	12,600
Sales and marketing	12,762	13,096
General and administrative	8,026	7,215
Total	$35,811	$35,998

g.	Share Repurchase Program:

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

The Company has repurchased and subsequently retired 3,014,446 shares under its Share Repurchase Program, for a total of $58,964. At March 31, 2023, the Company had $41,036 of capacity remaining under its Share Repurchase Program.

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

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Revenues based on customer’s location:
North America	$81,249	$69,141
EMEA	22,918	24,209
Rest of World	3,168	2,911
Total revenues	$107,335	$96,261

For the three and three months ended March 31, 2023 and 2022, respectively, there were no sales to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Long-lived assets by geographic region:
United States	$38,901	$40,304
Israel	37,986	38,385
Ireland	14,576	15,019
Other	1,872	2,107
	$93,335	$95,815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2022.

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

The Transition to a SaaS-Based Business Model

Companies around the world are focused on the elevated risks associated with its workforce collaborating on multiple platforms, which has fueled the secular trends that drive demand for our products, including the expansion to the cloud; increase in cybercrime; and compliance with data-driven regulations. As companies of all sizes and industries are increasingly facing cyberattacks, they understand that a data-centric approach to security is critical and that the aforementioned elevated risks are here for the long-term. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated protection. We believe our offering provides comprehensive data coverage and we aim to keep pace with the relentless growth and complexity of data. We started in 2005 with coverage for just Windows file shares, but today we offer coverage for many mission-critical on-premises and cloud data stores and applications.

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022 we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform will be transformational for several reasons: customers can more quickly and easily deploy and maintain our solutions with reduced infrastructure requirements and a lower total cost of ownership; risk assessments, the core of our sales motion, are quicker to deploy; we are able to offer Proactive Incident Response, which offers our customers additional protection with less effort; we have better ability to spot threats quickly, which better informs our innovation; customers benefit from continual threat model updates that help them stay ahead of evolving threats; and the SaaS model allows us to deliver additional features and functionality to customers more efficiently.

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, consumer and retail, energy and utilities, construction and engineering and education sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our self-hosted product suite currently contains more than 40 licenses and our renewal rate continued to be over 90% for the three months ended March 31, 2023.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three months ended March 31, 2023, approximately 76% of our revenues were derived from North America, while approximately 21% of our revenues were derived from EMEA and approximately 3% from ROW. Additionally, total revenues grew approximately 12% for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy. During 2022, however, our operations in EMEA were negatively impacted by the broader macroeconomic conditions in the region, including a higher inflation environment, the weakening of the Euro and the Pound Sterling and the exit of our Russia business. In addition, in the fourth quarter of 2022, our operations in North America were impacted by some of the same macroeconomic conditions including, among other things, a higher inflation and interest rate environment and a general economic slowdown. As a result, we have seen changes in customer buying patterns including, some increased budgetary tightening and longer sales cycles, a trend which may continue for the foreseeable future. We have taken measures to tie our level of investment in the business to the sales we plan to achieve and to mitigate the impact of foreign currency fluctuations.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three months ended March 31, 2023 and 2022, subscription revenues were $83.0 million and $69.0 million, respectively, representing year-over-year growth of 20%. For the three months ended March 31, 2023 and 2022, our total revenues were $107.3 million and $96.3 million, respectively, representing year-over-year growth of 12% despite the revenue headwinds associated with the transition to a predominately SaaS business model. For the three months ended March 31, 2023 and 2022, we had operating losses of $43.1 million and $48.1 million and net losses of $38.3 million and $48.8 million, respectively.

Key Performance Indicators and Recent Business Highlights

Transition to SaaS-Based Business Model
Over the last two years, we have increasingly offered SaaS solutions to our customers. The benefits of SaaS delivery are widely established for both customers and providers, and, given these benefits, we plan to transition our business to a predominately SaaS-based company over the next several years. Due to differences in revenue recognition, shifts in SaaS mix and existing customer conversions to SaaS may produce significant variation in the reported revenues for a given period compared to the same period in the previous year.

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

As of March 31, 2023 and 2022, ARR was $478.1 million and $404.5 million, respectively, an increase of 18% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Components of Operating Results

Revenues

Subscription Revenues. Subscription revenues consist primarily of subscription licenses and SaaS revenues. Subscription licenses are sold on-premises and are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. Over the last two years, the Company began to offer SaaS solutions to its customers, including its (i) flagship Data Security Platform as a SaaS that was previously only sold as an on-premises solution, (ii) DatAdvantage Cloud hosted solution and (iii) Data Classification Cloud. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. As we only introduced these solutions recently, and given that revenue is recognized ratably over the contract period, the contribution to total revenues is not yet significant. Over the next several years, we expect SaaS revenues to grow considerably and become the primary driver of our revenues. Should a customer request to convert from a license sold on-premises to our SaaS offering, we will accommodate the request on a pro-rata prospective basis. Due to the timing of renewals, renewal rates and the transition to a predominately SaaS business model, we could produce significant variation in the revenues we recognize in a given period.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the three months ended March 31, 2023 and 2022 continued to be over 90%. We have seen and expect to continue to see insignificant perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage as our newer solutions can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from subscription licenses and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	77.3%	71.7%
Maintenance and services	22.7	28.3
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 90 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consists of cost of maintenance and services revenues. Cost of maintenance and services revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our maintenance and services employees; amortization of acquired intangible assets; third-party hosting fees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to maintenance and services as they are incurred. We expect that our cost of maintenance and services revenues will increase in absolute dollars as we continue to invest in our customer success and support teams, move to a SaaS-based business model and support the underlying programs that play a critical role in maintaining our high renewal rate.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. As we transition to a predominately SaaS-based company, we expect this seasonality to decrease.

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

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, third-party hosting fees, training and education and allocated overhead costs. We expect that sales and marketing expenses will continue to increase in absolute dollars as we plan to expand our sales and marketing efforts, both domestically and internationally. We also expect sales and marketing expenses to continue to be our largest category of operating expenses.

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

Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of foreign exchange gains or losses, amortization of debt issuance costs, interest expense and interest income. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes. Interest income represents interest received on our cash, cash equivalents, marketable securities, deposits and amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables are a summary of our consolidated statements of operations for the three months ended March 31, 2023 and 2022 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2023	2022
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$82,974	$68,985
Maintenance and services	24,361	27,276
Total revenues	107,335	96,261
Cost of revenues	17,637	17,809
Gross profit	89,698	78,452
Operating expenses:
Research and development	44,732	43,570
Sales and marketing	68,393	64,787
General and administrative	19,689	18,180
Total operating expenses	132,814	126,537
Operating loss	(43,116)	(48,085)
Financial income, net	7,773	736
Loss before income taxes	(35,343)	(47,349)
Income taxes	(2,961)	(1,414)
Net loss	$(38,304)	$(48,763)

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	77.3%	71.7%
Maintenance and services	22.7	28.3
Total revenues	100.0	100.0
Cost of revenues	16.4	18.5
Gross profit	83.6	81.5
Operating expenses:
Research and development	41.7	45.3
Sales and marketing	63.7	67.3
General and administrative	18.4	18.9
Total operating expenses	123.8	131.5

Operating loss	(40.2)	(50.0)
Financial income, net	7.3	0.8
Loss before income taxes	(32.9)	(49.2)

Income taxes	(2.8)	(1.5)
Net loss	(35.7)%	(50.7)%

Revenues

	Three Months Ended March 31,
	2023	2022	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$82,974	$68,985	20.3%
Maintenance and services	24,361	27,276	(10.7)%
Total revenues	$107,335	$96,261	11.5%

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	77.3%	71.7%
Maintenance and services	22.7%	28.3%
Total revenues	100.0%	100.0%

Subscription revenues increased 20% from $69.0 million for the three months ended March 31, 2022 to $83.0 million for the three months ended March 31, 2023. The increase in subscription revenues was driven by existing customers expanding their licenses, new customer acquisitions and our high renewal rate. Total revenues increased approximately 12% for the three months ended March 31, 2023 as compared to 2022 despite the revenue headwinds associated with the transition to a predominately SaaS business model. ARR was $478.1 million and $404.5 million as of March 31, 2023 and 2022, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to subscription licenses despite our renewal rate continuing to be over 90% for each of the three months ended March 31, 2023 and 2022, as well as newer solutions providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2023	2022	% Change
	(unaudited) (in thousands)
Cost of revenues	$17,637	$17,809	(1.0)%

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenues)
Total gross margin	83.6%	81.5%

The decrease in cost of revenues was primarily related to a decrease of $0.6 million in salaries and benefits and stock-based compensation expense. This is partially offset by a $0.4 million increase in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$44,732	$43,570	2.7%
Sales and marketing	68,393	64,787	5.6%
General and administrative	19,689	18,180	8.3%
Total operating expenses	$132,814	$126,537	5.0%

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenues)
Operating expenses:
Research and development	41.7%	45.3%
Sales and marketing	63.7%	67.3%
General and administrative	18.4%	18.9%
Total operating expenses	123.8%	131.5%

The increase in research and development expenses was primarily related to a $1.0 million increase in facilities and allocated overhead costs and an increase of $0.2 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to an increase of $1.6 million in facilities and allocated overhead costs and a $1.2 million increase related to general sales and marketing expenses, including increased travel and marketing events. The increase was also due to a $0.8 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on increased customer orders.

The increase in general and administrative expenses was primarily related to an increase of $1.7 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $0.6 million increase in general company expenses. This was partially offset by a $0.7 million decrease in bad debt expenses primarily related to the write off of our Russia business in the first quarter of 2021.

Financial Income, Net

	Three Months Ended March 31,
	2023	2022	% Change
	(unaudited) (in thousands)
Financial income, net	$7,773	$736	956.1%

The increase in financial income, net was primarily due to higher interest income, partially offset by less foreign currency gains.

Income Taxes

	Three Months Ended March 31,
	2023	2022	% Change
	(unaudited) (in thousands)
Income taxes	$(2,961)	$(1,414)	(109.4)%

Income taxes for the three months ended March 31, 2023, including the increase in income taxes, were comprised of U.S. and foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2023	2022
	(unaudited) (in thousands)
Net cash provided by operating activities	$36,830	$24,542
Net cash used in investing activities	(142,515)	(31,870)
Net cash used in financing activities	(13,530)	(22,714)
Decrease in cash and cash equivalents	$(119,215)	$(30,042)

On March 31, 2023, our cash and cash equivalents, marketable securities and short-term deposits of $756.3 million were held for working capital purposes. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, noncash operating lease costs, amortization of debt issuance costs and amortization of premium and accretion of discount on marketable securities, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products.

For the three months ended March 31, 2023, cash inflows from our operating activities were $36.8 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the three months ended March 31, 2023, cash inflows were $5.3 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $60.6 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months ended March 31, 2023 was 64. Other sources of cash inflows were from a $1.2 million increase in other long-term liabilities. This was partially offset by a $15.8 million decrease in accrued expenses and other liabilities, a $10.3 million increase in prepaid expenses and other current assets (including deferred commissions), a $2.3 million decrease in trade payables, a $1.4 million decrease in deferred revenues and a $0.6 million increase in other long-term assets.

For the three months ended March 31, 2022, cash inflows from our operating activities were $24.5 million. For the three months ended March 31, 2022, sources of cash inflows were from changes in our working capital, including a $53.6 million decrease in accounts receivable. Our DSO for the three months ended March 31, 2022 was 63. Other sources of cash inflows were from a $0.4 million decrease in other long-term assets and a $0.1 million increase in other long-term liabilities. This was partially offset by $1.3 million from our net loss excluding non-cash charges, a $12.5 million decrease in accrued expenses and other liabilities, a $9.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.6 million decrease in deferred revenues and a $0.6 million decrease in trade payables.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2023, net cash used in investing activities of $142.5 million was primarily attributable to net investments of $98.5 million in net deposits, $42.9 million in marketable securities and $1.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with office space.

During the three months ended March 31, 2022, net cash used in investing activities of $31.9 million was primarily attributable to investments of $28.4 million in marketable securities and $3.5 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with office space.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities of $13.5 million was attributable to $16.9 million in taxes paid related to net share settlement of equity awards and $2.5 million of repurchases of common stock, partially offset by $5.9 million of proceeds from employee stock plans.

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

As of March 31, 2023, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants.

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

Share Repurchase Program

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. At March 31, 2023, we had $41.0 million of capacity remaining under our Share Repurchase Program which will expire on October 31, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows, available liquidity, and general business and market conditions.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2023 for the upcoming years were as follows:

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Operating lease obligations	$8,831	$10,650	$9,731	$9,502	$9,708	$23,784	$72,206

We have obligations related to unrecognized tax benefit liabilities totaling $19.1 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2025 totaling $0.6 million due in the next 12 months and $6.3 million due thereafter and an additional $66.2 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended March 31, 2023 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $756.3 million as of March 31, 2023. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase in interest rates would not have a material impact on our consolidated financial statements.

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

As of March 31, 2023, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business faces significant risks. In addition to the summary below, you should carefully review the Risk Factors in this Quarterly Report on Form 10-Q. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report. The following is a summary of the principal risks of our business:

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

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. For example, in the beginning of 2022, in connection with the war between Russia and Ukraine and related sanctions, we made the decision to exit our Russia business. As 2022 progressed, the European economy began to experience increased economic turmoil that has caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been increasing budgetary tightening and we have started to see longer sales cycles in the region which may negatively impact our results of operations. In the United States, we have also experienced a higher inflationary environment, which may put pressure on discretionary spending by our customers, and we may in the future see further lengthening of our sales cycle in the region which could negatively impact our results.

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

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, as the Company transitions to a predominantly SaaS-based business model that recognizes revenue ratably, we will no longer front-load revenue and, as a result, may present reduced revenues as compared to prior periods. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be performed remotely, into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

We have incurred net losses in each year since our inception, including a net loss of $38.3 million for the three months ended March 31, 2023 and net losses of $124.5 million and $116.9 million in each of the years ended December 31, 2022 and 2021, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2022 and for the three months ended March 31, 2023, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2022 and for the three months ended March 31, 2023, approximately 74% and 76%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2022 and for the three months ended March 31, 2023 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2022, and for the three months ended March 31, 2023, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying the Varonis Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

As of March 31, 2023, we had 87 issued patents in the United States and 9 pending U.S. patent applications. We also had 60 patents issued and 38 applications pending for examination in non-U.S. jurisdictions, and four pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the first quarter of 2023, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted, and have estimated that our $224.3 million accumulated federal NOL as of December 31, 2022 should offset most of the effects of the R&E capitalization requirement in 2023. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of March 31, 2023, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement”) for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of March 31, 2023, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of March 31, 2023, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of March 31, 2023, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of March 31, 2023, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.6 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Item 5.	Purchase of Equity Securities by Issuer and Affiliated Purchasers

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

The following table summarizes the share repurchase activity during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - January 31	72	$24.85	72	41,766
February 1 - February 28	8	$25.70	8	41,560
March 1 - March 31	20	$26.23	20	41,036

(1) Average price paid per share includes costs associated with the repurchases.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

May 2, 2023	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

May 2, 2023	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1†	Employment Agreement, dated as of March 2, 2023, by and between Varonis Systems Ltd. and Guy Melamed

10.2†	Varonis Systems Severance Plan Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2023 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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