Form 10-Q
period 2023-06-30
VARONIS SYSTEMS INC
filed 2023-08-01
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 28, 2023, there were 109,648,559 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$399,196	$367,800
Marketable securities	277,419	236,338
Short-term deposits	77,139	128,350
Trade receivables (net of allowances of $3,500 and $3,453 at June 30, 2023 and December 31, 2022, respectively)	103,668	135,979
Prepaid expenses and other current assets	47,902	37,190
Total current assets	905,324	905,657

Long-term assets:
Operating lease right-of-use asset	53,919	56,772
Property and equipment, net	36,602	39,043
Intangible assets, net	2,025	2,788
Goodwill	23,135	23,135
Other assets	15,888	16,337
Total long-term assets	131,569	138,075
Total assets	$1,036,893	$1,043,732

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$680	$2,962
Accrued expenses and other short-term liabilities	123,343	115,231
Deferred revenues	130,727	110,550
Total current liabilities	254,750	228,743

Long-term liabilities:
Convertible senior notes, net	249,716	248,963
Operating lease liability	53,565	57,627
Deferred revenues	648	1,503
Other liabilities	7,505	4,771
Total long-term liabilities	311,434	312,864

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2023 and December 31, 2022; Issued and outstanding: 109,818,559 shares at June 30, 2023 and 107,673,052 shares at December 31, 2022	110	108

Accumulated other comprehensive loss	(18,019)	(9,557)
Additional paid-in capital	1,109,093	1,055,048
Accumulated deficit	(620,475)	(543,474)
Total stockholders’ equity	470,709	502,125
Total liabilities and stockholders’ equity	$1,036,893	$1,043,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	$91,090	$84,380	$174,064	$153,365
Maintenance and services	24,328	27,068	48,689	54,344
Total revenues	115,418	111,448	222,753	207,709

Cost of revenues	17,386	17,799	35,023	35,608

Gross profit	98,032	93,649	187,730	172,101

Operating expenses:
Research and development	46,144	44,815	90,876	88,385
Sales and marketing	70,321	68,714	138,714	133,501
General and administrative	21,283	17,688	40,972	35,868
Total operating expenses	137,748	131,217	270,562	257,754

Operating loss	(39,716)	(37,568)	(82,832)	(85,653)
Financial income, net	8,465	2,976	16,238	3,712

Loss before income taxes	(31,251)	(34,592)	(66,594)	(81,941)
Income taxes	(7,446)	(1,698)	(10,407)	(3,112)

Net loss	$(38,697)	$(36,290)	$(77,001)	$(85,053)

Net loss per share of common stock, basic and diluted	$(0.35)	$(0.33)	$(0.71)	$(0.78)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	109,740,289	109,675,310	109,063,722	108,951,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(38,697)	$(36,290)	$(77,001)	$(85,053)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(646)	(12)	(496)	(22)
Income (loss) on marketable securities reclassified into earnings, net of tax	(1)	3	5	3
	(647)	(9)	(491)	(19)

Unrealized income (loss) on derivative instruments, net of tax	311	(11,097)	(2,021)	(13,856)
Loss (income) on derivative instruments reclassified into earnings, net of tax	(3,302)	293	(5,950)	(127)
	(2,991)	(10,804)	(7,971)	(13,983)
Total other comprehensive loss	(3,638)	(10,813)	(8,462)	(14,002)

Comprehensive loss	$(42,335)	$(47,103)	$(85,463)	$(99,055)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	35,998	—	—	35,998
Common stock issued under employee stock plans	2,057,101	2	6,109	—	—	6,111
Taxes paid related to net share settlement of equity awards	—	—	(28,825)	—	—	(28,825)
Unrealized loss on derivative instruments, net of tax	—	—	—	(3,179)	—	(3,179)
Unrealized loss on available for sale securities, net of tax	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(48,763)	(48,763)
Balance as of March 31, 2022	109,566,197	$110	$1,000,493	$2,894	$(467,719)	$535,778
Stock-based compensation expense	—	—	37,758	—	—	37,758
Common stock issued under employee stock plans	320,000	—	5	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(6)	—	—	(6)
Unrealized loss on derivative instruments, net of tax	—	—	—	(10,804)	—	(10,804)
Unrealized loss on available for sale securities, net of tax	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(36,290)	(36,290)
Balance as of June 30, 2022	109,886,197	$110	$1,038,250	$(7,919)	$(504,009)	$526,432

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	107,673,052	$108	$1,055,048	$(9,557)	$(543,474)	$502,125
Stock-based compensation expense	—	—	35,811	—	—	35,811
Common stock issued under employee stock plans	2,218,811	2	5,851	—	—	5,853
Taxes paid related to net share settlement of equity awards	—	—	(16,864)	—	—	(16,864)
Repurchase of common stock	(100,000)	—	(2,519)	—	—	(2,519)
Unrealized loss on derivative instruments, net of tax	—	—	—	(4,980)	—	(4,980)
Unrealized gain on available for sale securities, net of tax	—	—	—	156	—	156
Net loss	—	—	—	—	(38,304)	(38,304)
Balance as of March 31, 2023	109,791,863	$110	$1,077,327	$(14,381)	$(581,778)	$481,278
Stock-based compensation expense	—	—	39,385	—	—	39,385
Common stock issued under employee stock plans	233,974	—	36	—	—	36

Taxes paid related to net share settlement of equity awards	—	—	(2,575)	—	—	(2,575)
Repurchase of common stock	(207,278)	—	(5,080)	—	—	(5,080)
Unrealized loss on derivative instruments, net of tax	—	—	—	(2,991)	—	(2,991)
Unrealized loss on available for sale securities, net of tax	—	—	—	(647)	—	(647)
Net loss	—	—	—	—	(38,697)	(38,697)
Balance as of June 30, 2023	109,818,559	$110	$1,109,093	$(18,019)	$(620,475)	$470,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(77,001)	$(85,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,807	5,177
Stock-based compensation	75,196	73,756
Amortization of deferred commissions	12,524	11,886
Noncash operating lease costs	4,731	4,646
Amortization of debt issuance costs	754	740
Amortization of premium and accretion of discount on marketable securities	(2,724)	—

Changes in assets and liabilities:
Trade receivables	32,311	33,250
Prepaid expenses and other current assets	(10,065)	(3,241)
Deferred commissions	(12,423)	(13,895)
Other long-term assets	(447)	1,094
Trade payables	(2,282)	(567)
Accrued expenses and other short-term liabilities	(5,799)	(12,463)
Deferred revenues	19,322	(6,141)
Other long-term liabilities	2,732	886
Net cash provided by operating activities	42,636	10,075

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	20,850	—
Investment in marketable securities	(59,698)	(28,735)
Proceeds from short-term and long-term deposits	162,012	1,850
Investment in short-term and long-term deposits	(110,652)	(6,930)
Purchases of property and equipment	(2,603)	(6,134)
Net cash provided by (used in) investing activities	9,909	(39,949)

Cash flows from financing activities:
Proceeds from employee stock plans	5,889	6,116
Taxes paid related to net share settlement of equity awards	(19,439)	(28,831)
Repurchase of common stock	(7,599)	—
Net cash used in financing activities	(21,149)	(22,715)
Increase (decrease) in cash and cash equivalents	31,396	(52,589)
Cash and cash equivalents at beginning of period	367,800	805,761
Cash and cash equivalents at end of period	$399,196	$753,172

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,400	$1,342
Cash paid for interest	$1,611	$1,583
Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$1,159	$1,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

The Company offers coverage for more than 40 of the most mission-critical on-premises and cloud data stores and applications. Over the last two years, the Company began to offer Software-as-a-Service ("SaaS") solutions to its customers, including its (i) flagship Data Security Platform as a SaaS that was previously only sold as a self-hosted solution, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities, (ii) DatAdvantage Cloud hosted solution that centrally monitors and protects data across multiple cloud data stores, SaaS applications and Infrastructure-as-a-Service ("IaaS") environments and (iii) Data Classification Cloud to help automatically identify sensitive information.

The Varonis Data Security Platform helps enterprises protect data against cyberattacks from both external and internal threats. The Company's products enable enterprises to analyze data, application and account activity and user behavior to detect and prevent attacks. Its software platform prevents or limits unauthorized use of sensitive information, detects and prevents potential cyberattacks and limits potential damage by automatically locking down data, allowing access to only those who need it and automating the removal of stale data when it is no longer useful. The Company's products efficiently sustain a secure state with automation and address additional important use cases including data protection, data governance, Zero Trust, compliance, data privacy, classification and threat detection and response. The Varonis Data Security Platform is driven by a proprietary technology, our Metadata Framework, that extracts critical metadata, or data about data, from an enterprise’s information technology ("IT") infrastructure. The Varonis Data Security Platform uses this contextual information to map functional relationships among employees, data objects, systems, content and usage. In doing so, the platform provides real-time intelligence about an enterprise’s massive volumes of data, making it more secure, accessible and manageable.

b.	Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its condensed consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed financial statements and accompanying notes should be read in conjunction with the 2022 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 filed with the SEC on February 7, 2023 (the “2022 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2022 included in the 2022 Form 10-K, unless otherwise stated.

c.	Revenue Recognition:

The Company generates revenues primarily in the form of subscription licenses, SaaS revenues and maintenance and services fees. Subscription license revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. In the second half of 2021, the Company launched its first SaaS offering, introducing new products and support for cloud applications and infrastructure. On October 31, 2022, the Company announced the availability of the Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training its customers to fully leverage the use of the Company's products, although the user can benefit from the software without our assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Subscription software that is sold on-premises is recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included within the subscriptions line of the condensed consolidated statements of operations. The Company's SaaS offerings allow customers to use hosted software, and its revenue is recognized ratably over the associated contract period. As these solutions were only recently offered to customers, and given that revenue is recognized ratably over the contract period, the total associated revenues are not yet material. Conversions from a license sold on-premises to the Company’s SaaS offering are accounted for on a pro-rata prospective basis.

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and SaaS. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $74,899 for the six months ended June 30, 2023.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced. The Company's remaining performance obligations were $195,752 as of June 30, 2023, of which it expects to recognize approximately 70% as revenue over the next 12 months and the remainder thereafter.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2022 and for the six months ended June 30, 2023, there were no returns from this reseller.

For information regarding disaggregated revenues, refer to Note 7.

d.	Contract Costs:

The Company pays sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. Sales commissions earned by employees are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on its technology, customer contracts and other factors, the Company has determined the expected period of benefit to be approximately four years. Sales commissions for renewal contracts are capitalized and then amortized on a straight-line basis. Amortization expenses related to these costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of June 30, 2023 (unaudited)		Liabilities as of December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in accrued expenses and other short-term liabilities	$142,327	$(12,884)	$136,426	$(7,221)
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other liabilities	$137,699	$(4,368)	$107,210	$(2,060)
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets and accrued expenses and other short-term liabilities	$24,265	$67	$32,066	$(226)

The unaudited condensed consolidated statements of operations reflect a loss of $3,302 and $5,950 for the three and six months ended June 30, 2023, respectively, related to the effective portion of the cash flow hedges and a loss of $293 and a gain of $127 for the three and six months ended June 30, 2022, respectively. No material ineffective hedges were recognized for the three and six months ended June 30, 2023 and 2022 in operating expenses in the unaudited condensed consolidated statement of operations.

For the three and six months ended June 30, 2023, the unaudited condensed consolidated statements of operations reflect a gain of $145 and a loss of $155, respectively, in financial income, net, related to the Fair Value Hedging Program. For the three and six months ended June 30, 2022, the unaudited condensed consolidated statements of operations reflect a gain of $1,819 and $2,560, respectively, in financial income, net, related to the Fair Value Hedging Program.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended June 30, 2023 a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2023 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174 and utilization of carry forward net operating loss (“NOL”) resulting in an increase to current provision expense without an offset to deferred expense as the Company remains in a valuation allowance on its U.S. deferred tax assets. For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $7,446 and $1,698, respectively, and $10,407 and $3,112 for the six months ended June 30, 2023 and 2022, respectively.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of June 30, 2023, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

The Company considers all investments purchased with original maturities at the date of purchase greater than three months but less than one year to be short-term. Marketable securities are classified as available for sale and are, therefore, recorded at fair value on the condensed consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the condensed consolidated statement of operations. Cash, cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of June 30, 2023
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$349,381	$—	$—	$349,381
Total	$349,381	$—	$—	$349,381

Marketable securities
US Treasury securities	$203,940	$—	$(567)	$203,373
US Government Agencies securities	55,986	—	(172)	55,814
Commercial paper	13,799	—	(20)	13,779
Corporate bonds	4,462	—	(9)	4,453
Total	$278,187	$—	$(768)	$277,419

Short-term deposits
Term bank deposits	$77,139	$—	$—	$77,139
Total	$77,139	$—	$—	$77,139

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$278,022	$—	$—	$278,022
Total	$278,022	$—	$—	$278,022

Marketable securities
US Treasury securities	$159,165	$2	$(211)	$158,956
US Government Agencies securities	55,967	5	(72)	55,900
Commercial paper	13,679	—	—	13,679
Corporate bonds	7,804	4	(5)	7,803
Total	$236,615	$11	$(288)	$236,338

Short-term deposits
Term bank deposits	$128,350	$—	$—	$128,350
Total	$128,350	$—	$—	$128,350

All the marketable securities have a stated effective maturity of less than 12 months as of June 30, 2023 and 2022.

The gross unrealized gains and losses related to these short-term investments was due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net on the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

h.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association (the “Credit and Security Agreement”), for a three-year secured revolving credit facility of $70,000 (the “Credit Facility”). The Credit Facility maturity date is the earlier of August 21, 2023 or 90 days prior to the scheduled maturity of any convertible debt securities. The fees incurred in connection with entering into the Credit and Security Agreement are amortized on a straight-line basis over the contractual term of the arrangement. Ongoing fees and interest paid on the used and unused portions of the Credit Facility are expensed as incurred and included within financial income, net on the condensed consolidated statement of operations. The Credit Facility is secured and the Credit and Security Agreement contains customary covenants and customary events of default provisions.

As of June 30, 2023, the Company had no balance outstanding on the Credit Facility and was in compliance with all financial covenants and non-financial covenants.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,268,751 and 8,963,854 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending June 30, 2023 and 2022, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the period ending June 30, 2023 and 2022, respectively.

j.	Recently Issued Accounting Pronouncements Not Yet Adopted:

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the condensed consolidated financial statements as a result of their future adoption.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended June 30, 2023. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	As of June 30, 2023
	(unaudited)				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$349,381	$—	$—	$349,381	$278,022	$—	$—	$278,022
Marketable securities:
US Treasury securities	203,373	—	—	203,373	158,956	—	—	158,956
US Government Agencies securities	55,814	—	—	55,814	55,900	—	—	55,900
Commercial paper	—	13,779	—	13,779	—	13,679	—	13,679
Corporate bonds	—	4,453	—	4,453	—	7,803	—	7,803
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	67	—	67	—	—	—	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(12,884)	—	(12,884)	—	(7,447)	—	(7,447)
Long-term other liabilities:
Forward foreign exchange contracts	—	(4,368)	—	(4,368)	—	(2,060)	—	(2,060)
Total financial assets (liabilities), net	$608,568	$1,047	$—	$609,615	$492,878	$11,975	$—	$504,853

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of June 30, 2023.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

June 30, 2023
(unaudited)
Operating right-of-use assets	$53,919

Operating lease liabilities, current	$(9,691)
Operating lease liabilities, long-term	(53,565)
Total operating lease liabilities	$(63,256)

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the condensed consolidated balance sheet.

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of June 30, 2023, are as follows (in thousands):

June 30, 2023
(unaudited)
2023	$5,878
2024	10,962
2025	9,627
2026	9,398
2027	9,603
Thereafter	23,670
Total undiscounted lease payments	$69,138

Less: Imputed interest	(5,882)
Present value of lease liabilities	$63,256

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	6.89

Weighted average discount rate	2.80%

Total operating lease cost for the three and six months ended June 30, 2023 was $2,410 and $4,702, respectively, inclusive of sublease income of $438 and $901, respectively. Total operating lease cost for the three and six months ended June 30, 2022 was $2,291 and $4,600, respectively, inclusive of sublease income of $198 and $298, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and six months ended June 30, 2023 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	June 30, 2023
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		4,085
Total intangible assets, net		$2,025

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $381 and $762 for the three and six months ended June 30, 2023 and 2022, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of June 30, 2023 (in thousands):

Years ending December 31,	Amount (unaudited)
2023	$762
2024	1,263
Total future amortization expense	$2,025

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

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company separated the 2025 Notes into liability and equity components. Following the adoption of ASU 2020-06 on January 1, 2022, which the Company elected to adopt using a modified retrospective approach, the Company no longer separates the 2025 Notes into liability and equity components. The cumulative effect of the accounting change as of January 1, 2022 was a decrease to accumulated deficit of $8,647, a decrease in additional paid-in capital of $30,794 and an increase in liabilities of $22,147 on its condensed consolidated balance sheets. Comparative prior year periods were not adjusted. In connection with the adoption, the Company calculated an effective interest rate of 1.87%.

The net carrying amount of the 2025 Notes was as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Principal	$253,000	$253,000
Unamortized issuance costs	(3,284)	(4,037)
Net carrying amount	$249,716	$248,963

The interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Contractual interest expense	$790	$790	$1,581	$1,581
Amortization of debt issuance costs	378	371	754	740
Total	$1,168	$1,161	$2,335	$2,321

As of June 30, 2023 and December 31, 2022, the total estimated fair value of the 2025 Notes was approximately $273,871 and $260,749, respectively. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

The Capped Call Transactions are separate transactions and are not part of the terms of the 2025 Notes and will not change the holders’ rights under the 2025 Notes. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the condensed consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions was approximately $29,348 and was recorded as a reduction to additional paid-in capital in 2020.

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 5,713,899 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2013 Plan was increased on January 1, 2016 and has been, and will be, increased on each January 1 thereafter by four percent (4%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase (rounded down to the nearest whole share), but the amount of each increase will be limited to the number of shares of common stock necessary to bring the total number of shares of Common Stock available for grant and issuance under the 2013 Plan to five percent (5%) of the number of shares of common stock issued and outstanding on each December 31. Since January 1, 2016, the share reserve under the 2013 Plan has been automatically increased by an aggregate of 27,579,672 shares. Awards granted under the 2013 Plan generally vest over four years. No awards were granted under the 2013 Plan subsequent to June 5, 2023, and no further awards will be granted under the 2013 Plan.

On October 22, 2020, and as part of the Polyrize Security Ltd. ("Polyrize") acquisition, the Company’s board of directors approved the assumption of a certain portion of Polyrize Options pursuant to the terms and conditions of the Polyrize 2019 Share Incentive (“Polyrize Plan”). No further awards will be granted under the Polyrize Plan.

On April 20, 2023, the Company’s board of directors adopted the Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), subject to approval by our stockholders. On June 5, 2023, the Company’s stockholders approved the 2023 Plan which became effective and replaced the 2013 Plan. The Company initially reserved 5,500,000 shares of common stock for issuance under the 2023 Plan to employees, directors, officers and consultants of the Company and its subsidiaries.

A summary of employees’ stock options activities during the six months ended June 30, 2023 is as follows:

	Six Months Ended June 30, 2023 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2023	691,573	$7.533	$11,347	1.901
Granted	—	$—
Exercised	(42,971)	$6.561
Forfeited and expired	(11,235)	$5.560
Options outstanding as of June 30, 2023	637,367	$7.633	$12,121	1.481

Options exercisable as of June 30, 2023	633,920	$7.644	$12,048	1.458

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the six months ended June 30, 2023 was $836. As of June 30, 2023, there was $91 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 0.708 years.

b. The options outstanding as of June 30, 2023 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of June 30, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of June 30, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$5.623	—	6.503	82,342	3.504	$5.640	78,895	3.401	$5.639
$7.000	—	8.077	416,323	1.067	$7.111	416,323	1.067	$7.111
	$9.960		120,180	1.647	$9.960	120,180	1.647	$9.960
	$13.287		18,522	0.726	$13.287	18,522	0.726	$13.287
			637,367	1.481	$7.633	633,920	1.458	$7.644

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of June 30, 2023 (unaudited) were as follows:

	Number of options outstanding and exercisable as of June 30, 2023	Range of exercise price per share			Exercisable through
August 2013 - February 2016	21,150	$5.623	—	$13.287	August 2023 - February 2026

d.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2023 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2023	8,340,732	$41.82
Granted	3,630,416	$28.25
Vested	(2,869,874)	$40.12
Forfeited	(491,040)	$40.76
Unvested balance – June 30, 2023	8,610,234	$36.73

As of June 30, 2023, there was $279,725 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.764 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Cost of revenues	$2,030	$3,015	$4,530	$6,102
Research and development	13,634	13,638	26,157	26,238
Sales and marketing	13,898	13,568	26,660	26,664
General and administrative	9,822	7,537	17,848	14,752
Total	$39,384	$37,758	$75,195	$73,756

g.	Share Repurchase Program:

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

The Company has repurchased and subsequently retired 3,221,724 shares under its Share Repurchase Program, for a total of $64,044. As of June 30, 2023, the Company had $35,956 of capacity remaining under its Share Repurchase Program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$84,514	$80,835	$165,763	$149,976
EMEA (*)	27,227	27,151	50,145	51,360
Rest of World	3,677	3,462	6,845	6,373
Total revenues	$115,418	$111,448	$222,753	$207,709

(*) Sales to customers in France accounted for 11.3% and 10.7% of total revenues for the three months ended June 30, 2023 and 2022, respectively. Sales to customers in France did not exceed 10% of total revenues for the six months ended June 30, 2023 and accounted for 10.3% of total revenues for the six months ended June 30, 2022.

For the three and six months ended June 30, 2023 and 2022, respectively, there were no sales to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Long-lived assets by geographic region:
United States	$37,404	$40,304
Israel	37,316	38,385
Ireland	14,162	15,019
Other	1,639	2,107
	$90,521	$95,815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2022.

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

The Transition to a SaaS-Based Business Model

As companies of all sizes and industries are increasingly facing cyberattacks, they understand that a data-centric approach to security is critical. Companies around the world are focused on the elevated risks associated with its workforce collaborating on multiple platforms, which has fueled the secular trends that drive demand for our products, including the expansion to the cloud; increase in cybercrime; and compliance with data-driven regulations. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated protection. We believe our offering provides comprehensive data coverage and we aim to keep pace with the relentless growth and complexity of data. We started in 2005 with coverage for just Windows file shares, but today we offer coverage for many mission-critical on-premises and cloud data stores and applications.

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

Given these benefits, we plan to transition our business to a predominately SaaS-based company over the next several years. We expect our flagship Varonis Data Security Platform as a SaaS to grow significantly over this time and become the primary driver of our revenues. During this transition, we expect our revenues to be negatively impacted due to revenue recognition accounting treatment headwinds associated with the increase in SaaS mix and existing customer conversions to SaaS. These revenue headwinds will be dependent on the pace of the transition.

Overview

Varonis is a leader in data security, fighting a different battle than conventional cybersecurity companies. We are a leader in data security because more than 15 years ago we recognized that enterprise capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change both the global economy and the risk profiles of corporations and governments and our conviction has only strengthened over time. Since our founding, our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, consumer and retail, energy and utilities, construction and engineering and education sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for more than 40 of the most critical on-premises and cloud data stores and applications and our renewal rate continued to be over 90% for the six months ended June 30, 2023.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three and six months ended June 30, 2023, approximately 73% and 74%, respectively, of our revenues were derived from North America, while approximately 24% and 23%, respectively, of our revenues were derived from EMEA and approximately 3% from ROW. Additionally, despite the revenue recognition headwinds from the accounting treatment associated with the positive trend of our increase in SaaS mix and existing customer conversions to SaaS, total revenues still grew approximately 7% for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. We continue to expect sales growth in North America and international expansion to be key components of our long-term growth strategy. During 2022 and throughout the first half of 2023, however, our operations around the world were negatively impacted by the broader macroeconomic conditions, including a higher inflation and interest rate environment, a general economic slowdown, the weakening of the Euro and the Pound Sterling and the exit of our Russia business. As a result, we have seen changes in customer buying patterns including, some increased budgetary tightening and longer sales cycles, a trend which may continue for the foreseeable future. We have taken measures to tie our level of investment in the business to the sales we plan to achieve and to mitigate the impact of foreign currency fluctuations.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During 2023, we have continued to grow our revenues despite revenue recognition accounting treatment headwinds associated with the increase in SaaS mix and existing customer conversions to SaaS. For the three months ended June 30, 2023 and 2022, subscription revenues were $91.1 million and $84.4 million, respectively, representing year-over-year growth of 8%. For the six months ended June 30, 2023 and 2022, subscription revenues were $174.1 million and $153.4 million, respectively, representing year-over-year growth of 13%. For the three months ended June 30, 2023 and 2022, our total revenues were $115.4 million and $111.4 million, respectively, representing year-over-year growth of 4%. For the six months ended June 30, 2023 and 2022, our total revenues were $222.8 million and $207.7 million, respectively, representing year-over-year growth of 7%. For the three months ended June 30, 2023 and 2022, we had operating losses of $39.7 million and $37.6 million and net losses of $38.7 million and $36.3 million, respectively. For the six months ended June 30, 2023 and 2022, we had operating losses of $82.8 million and $85.7 million and net losses of $77.0 million and $85.1 million, respectively.

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

As of June 30, 2023 and 2022, ARR was $497.0 million and $426.3 million, respectively, an increase of 17% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS-Based Business Model
Over the last two years, we have increasingly offered SaaS solutions to our customers. The benefits of SaaS delivery are widely established for both customers and us, and, given these benefits, we plan to transition our business to a predominately SaaS-based company over the next several years. Due to differences in the revenue recognition accounting treatment, an increase in SaaS mix and existing customer conversions to SaaS produce revenue headwinds which may cause significant variation in the reported revenues for a given period compared to the same period in the previous year. As of June 30, 2023, SaaS as a percentage of total ARR was approximately 10% and we expect this percentage to increase as we continue the transition to a SaaS-based business model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced. Our RPO were $195.8 million as of June 30, 2023. We expect RPO to continue to increase in absolute dollars as we transition to a predominately SaaS-based company.

Components of Operating Results

Revenues

Subscription Revenues. Subscription revenues consist primarily of subscription licenses and SaaS revenues. Subscription licenses are sold on-premises and are recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. Over the last two years, the Company began to offer SaaS solutions to its customers, including its (i) flagship Data Security Platform as a SaaS that was previously only sold as a self-hosted solution, (ii) DatAdvantage Cloud hosted solution and (iii) Data Classification Cloud. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. As we only introduced these solutions recently, and given that revenue is recognized ratably over the contract period, the contribution to total revenues is not yet material. Over the next several years, we expect SaaS revenues to grow considerably and become the primary driver of our revenues. Conversions from a license sold on-premises to our SaaS offering are accounted for on a pro-rata prospective basis. Due to the timing of renewals, renewal rates and the transition to a predominately SaaS business model, we could produce significant variation in the revenues we recognize in a given period.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the six months ended June 30, 2023 and 2022 continued to be over 90%. We do not expect perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage as our newer solutions can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from subscription licenses and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	78.9%	75.7%	78.1%	73.8%
Maintenance and services	21.1	24.3	21.9	26.2
Total revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 90 countries.

Cost of Revenues, Gross Profit and Gross Margin

Our cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our customer support, customer success and services employees; amortization of acquired intangible assets; third-party hosting fees; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to these costs as they are incurred and expect that these costs will increase in absolute dollars as we continue to invest in our customer success and support teams, move to a SaaS-based business model and support the underlying programs that play a critical role in maintaining our high renewal rate.

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

Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of interest income, foreign exchange gains or losses, amortization of debt issuance costs and interest expense. Interest income represents interest received on our cash, cash equivalents, marketable securities, deposits and amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt issuance costs relate to the 2025 Notes we issued in May 2020 and the Credit Facility we entered into in August 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following tables are a summary of our condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2023	2022
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$91,090	$84,380
Maintenance and services	24,328	27,068
Total revenues	115,418	111,448
Cost of revenues	17,386	17,799
Gross profit	98,032	93,649
Operating expenses:
Research and development	46,144	44,815
Sales and marketing	70,321	68,714
General and administrative	21,283	17,688
Total operating expenses	137,748	131,217
Operating loss	(39,716)	(37,568)
Financial income, net	8,465	2,976
Loss before income taxes	(31,251)	(34,592)
Income taxes	(7,446)	(1,698)
Net loss	$(38,697)	$(36,290)

	Three Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	78.9%	75.7%
Maintenance and services	21.1	24.3
Total revenues	100.0	100.0
Cost of revenues	15.1	16.0
Gross profit	84.9	84.0
Operating expenses:
Research and development	40.0	40.2
Sales and marketing	60.9	61.6
General and administrative	18.4	15.9
Total operating expenses	119.3	117.7
Operating loss	(34.4)	(33.7)
Financial income, net	7.3	2.7
Loss before income taxes	(27.1)	(31.0)

Income taxes	(6.4)	(1.6)
Net loss	(33.5)%	(32.6)%

Revenues

	Three Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$91,090	$84,380	8.0%
Maintenance and services	24,328	27,068	(10.1)%
Total revenues	$115,418	$111,448	3.6%

	Three Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	78.9%	75.7%
Maintenance and services	21.1%	24.3%
Total revenues	100.0%	100.0%

For the three months ended June 30, 2023, we have continued to grow our revenues despite the increase in SaaS mix and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition. Subscription revenues increased 8% from $84.4 million for the three months ended June 30, 2022 to $91.1 million for the three months ended June 30, 2023. The increase in subscription revenues was driven by existing customers expanding their deployment, new customer acquisitions and our high renewal rate. Total revenues increased approximately 4% for the three months ended June 30, 2023 as compared to 2022. ARR was $497.0 million and $426.3 million as of June 30, 2023 and 2022, respectively, representing an increase of 17%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to subscription licenses despite our renewal rate continuing to be over 90% for each of the three months ended June 30, 2023 and 2022, as well as newer solutions providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Cost of revenues	$17,386	$17,799	(2.3)%

	Three Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Total gross margin	84.9%	84.0%

The decrease in cost of revenues was primarily related to a decrease of $1.0 million in salaries and benefits and stock-based compensation expense. This is partially offset by a $0.6 million increase in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$46,144	$44,815	3.0%
Sales and marketing	70,321	68,714	2.3%
General and administrative	21,283	17,688	20.3%
Total operating expenses	$137,748	$131,217	5.0%

	Three Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.0%	40.2%
Sales and marketing	60.9%	61.6%
General and administrative	18.4%	15.9%
Total operating expenses	119.3%	117.7%

The increase in research and development expenses was primarily related to a $1.0 million increase in facilities and allocated overhead costs and an increase of $0.4 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to a $0.6 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on customer orders. The increase was also due to an increase of $0.5 million in facilities and allocated overhead costs and a $0.5 million increase related to general sales and marketing expenses, including increased travel and marketing events.

The increase in general and administrative expenses was primarily related to an increase of $3.0 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $0.6 million increase in general company expenses.

Financial Income, Net

	Three Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Financial income, net	$8,465	$2,976	184.4%

The increase in financial income, net was primarily due to higher interest income, partially offset by less foreign currency gains.

Income Taxes

	Three Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Income taxes	$(7,446)	$(1,698)	(338.5)%

Income taxes for the three months ended June 30, 2023, including the increase in income taxes, were comprised of U.S. and foreign income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

The following tables are a summary of our condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2023	2022
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$174,064	$153,365
Maintenance and services	48,689	54,344
Total revenues	222,753	207,709
Cost of revenues	35,023	35,608
Gross profit	187,730	172,101
Operating expenses:
Research and development	90,876	88,385
Sales and marketing	138,714	133,501
General and administrative	40,972	35,868
Total operating expenses	270,562	257,754
Operating loss	(82,832)	(85,653)
Financial income, net	16,238	3,712
Loss before income taxes	(66,594)	(81,941)
Income taxes	(10,407)	(3,112)
Net loss	$(77,001)	$(85,053)

	Six Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	78.1%	73.8%

Maintenance and services	21.9	26.2
Total revenues	100.0	100.0
Cost of revenues	15.7	17.1
Gross profit	84.3	82.9
Operating expenses:
Research and development	40.8	42.5
Sales and marketing	62.3	64.3
General and administrative	18.4	17.3
Total operating expenses	121.5	124.1
Operating loss	(37.2)	(41.2)
Financial income, net	7.3	1.8
Loss before income taxes	(29.9)	(39.4)
Income taxes	(4.7)	(1.5)
Net loss	(34.6)%	(40.9)%

Revenues

	Six Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$174,064	$153,365	13.5%
Maintenance and services	48,689	54,344	(10.4)%
Total revenues	$222,753	$207,709	7.2%

	Six Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	78.1%	73.8%
Maintenance and services	21.9%	26.2%
Total revenues	100.0%	100.0%

For the six months ended June 30, 2023, we have continued to grow our revenues despite the increase in SaaS mix and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition. Subscription revenues increased 13% from $153.4 million for the six months ended June 30, 2022 to $174.1 million for the six months ended June 30, 2023. The increase in subscription revenues was driven by existing customers expanding their deployment, new customer acquisitions and our high renewal rate. Total revenues increased approximately 7% for the six months ended June 30, 2023 as compared to 2022. ARR was $497.0 million and $426.3 million as of June 30, 2023 and 2022, respectively, representing an increase of 17%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to subscription licenses despite our renewal rate continuing to be over 90% for each of the six months ended June 30, 2023 and 2022, as well as newer solutions providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Cost of revenues	$35,023	$35,608	(1.6)%

	Six Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Total gross margin	84.3%	82.9%

The decrease in cost of revenues was primarily related to a decrease of $1.6 million in salaries and benefits and stock-based compensation expense. This is partially offset by a $1.0 million increase in facilities and allocated overhead costs.

Operating Expenses

	Six Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$90,876	$88,385	2.8%
Sales and marketing	138,714	133,501	3.9%
General and administrative	40,972	35,868	14.2%
Total operating expenses	$270,562	$257,754	5.0%

	Six Months Ended June 30,
	2023	2022
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.8%	42.5%
Sales and marketing	62.3%	64.3%
General and administrative	18.4%	17.3%
Total operating expenses	121.5%	124.1%

The increase in research and development expenses was primarily related to a $2.0 million increase in facilities and allocated overhead costs and an increase of $0.6 million in salaries and benefits and stock-based compensation expense resulting from increased headcount as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to an increase of $2.1 million in facilities and allocated overhead costs and a $1.7 million increase related to general sales and marketing expenses, including increased travel and marketing events. The increase was also due to a $1.4 million increase in salaries and benefits and stock-based compensation expense due to increased headcount to expand our sales force and commissions on customer orders.

The increase in general and administrative expenses was primarily related to an increase of $4.7 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $1.1 million increase in general company expenses. This was partially offset by a $0.7 million decrease in bad debt expenses primarily related to the write off of our Russia business in the first quarter of 2022.

Financial Income, Net

	Six Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Financial income, net	$16,238	$3,712	337.4%

The increase in financial income, net was primarily due to higher interest income, partially offset by less foreign currency gains.

Income Taxes

	Six Months Ended June 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Income taxes	$(10,407)	$(3,112)	(234.4)%

Income taxes for the six months ended June 30, 2023, including the increase in income taxes, were comprised of U.S. and foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2023	2022
	(unaudited) (in thousands)
Net cash provided by operating activities	$42,636	$10,075
Net cash provided by (used in) investing activities	9,909	(39,949)
Net cash used in financing activities	(21,149)	(22,715)
Increase (decrease) in cash and cash equivalents	$31,396	$(52,589)

On June 30, 2023, our cash and cash equivalents, marketable securities and short-term deposits of $753.8 million were held for working capital purposes. We believe that our existing cash and cash equivalents, marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

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

For the six months ended June 30, 2023, cash inflows from our operating activities were $42.6 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the six months ended June 30, 2023, cash inflows were $19.3 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $32.3 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2023 was 69 and 67, respectively. Other sources of cash inflows were from a $19.3 million increase in deferred revenues and a $2.7 million increase in other long-term liabilities. This was partially offset by a $22.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.8 million decrease in accrued expenses and other liabilities, a $2.3 million decrease in trade payables and a $0.4 million increase in other long-term assets.

For the six months ended June 30, 2022, cash inflows from our operating activities were $10.1 million. For the six months ended June 30, 2022, cash inflows were $11.2 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $33.3 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2022 was 69 and 66, respectively. Other sources of cash inflows were from a $1.1 million decrease in other long-term assets and a $0.9 million increase in other long-term liabilities. This was partially offset by a $17.1 million increase in prepaid expenses and other current assets (including deferred commissions), a $12.5 million decrease in accrued expenses and other liabilities, a $6.1 million decrease in deferred revenues and a $0.6 million decrease in trade payables.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2023, net cash provided by investing activities of $9.9 million was primarily attributable to net proceeds of $51.4 million in deposits. This was partially offset by net investments of $38.8 million in marketable securities and $2.6 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements.

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

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities of $21.1 million was attributable to $19.4 million in taxes paid related to net share settlement of equity awards and $7.6 million of repurchases of common stock, partially offset by $5.9 million of proceeds from employee stock plans.

For the six months ended June 30, 2022, net cash used in financing activities of $22.7 million was attributable to $28.8 million in taxes paid related to net share settlement of equity awards, partially offset by $6.1 million of proceeds from employee stock plans.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million. For information regarding the revolving credit facility, refer to Note 1 of our condensed consolidated financial statements.

As of June 30, 2023, we had no balance outstanding on the Credit Facility and we were in compliance with all financial covenants and non-financial covenants. We currently do not intend to renew the revolving credit facility upon maturity.

Convertible Notes

On May 11, 2020, we issued $253.0 million aggregate principal amount of the 2025 Notes. The net proceeds from the offering, after deducting initial purchaser discount and issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we entered into the Capped Call Transactions. We used $29.3 million of the net proceeds from the 2025 Notes to purchase the Capped Call Transactions, as further discussed in Note 5 of our condensed consolidated financial statements.

Share Repurchase Program

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of June 30, 2023, we had $36.0 million of capacity remaining under our Share Repurchase Program which will expire on October 31, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows, available liquidity, and general business and market conditions.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2023 for the upcoming years were as follows:

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Operating lease obligations	$5,878	$10,962	$9,627	$9,398	$9,603	$23,670	$69,138

We have obligations related to unrecognized tax benefit liabilities totaling $23.9 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2025 totaling $6.3 million and an additional $60.4 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Recently Issued Accounting Pronouncements Not Yet Adopted

We have reviewed recent accounting pronouncements and concluded that they are either not applicable to our business or that no material effect is expected on the condensed consolidated financial statements as a result of their future adoption.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended June 30, 2023 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar and Australian dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

For purposes of our condensed consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate during the reporting period.

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

Interest Rate Risk

We had cash and cash equivalents, marketable securities and short-term deposits of $753.8 million as of June 30, 2023. We hold our cash and cash equivalents, marketable securities and short-term deposits for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase in interest rates would not have a material impact on our condensed consolidated financial statements.

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

As of June 30, 2023, we had no outstanding obligations under our credit facility. To the extent we enter into other long-term debt arrangements in the future, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained herein, including our condensed consolidated financial statements and the related notes thereto, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, recession, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Consumer rights and obligations under the CCPA were expanded by the California Privacy Rights Act (CPRA) on November 3, 2020. The CPRA took effect on January 1, 2023, along with the Virginia Consumer Data Protection Act, and the Colorado Privacy Act and Connecticut Act Concerning Personal Data Privacy and Online Monitoring took effect on July 1, 2023. In addition, the Utah Consumer Privacy Act is set to go into effect in 2023.

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

We have incurred net losses in each year since our inception, including a net loss of $77.0 million for the six months ended June 30, 2023 and net losses of $124.5 million and $116.9 million in each of the years ended December 31, 2022 and 2021, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2022 and for the six months ended June 30, 2023, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2022 and for the six months ended June 30, 2023, approximately 74% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2022 and for the six months ended June 30, 2023 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

In 2022, and for the six months ended June 30, 2023, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying the Varonis Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

We may incorporate machine learning and artificial intelligence (“AI”) solutions into our platform, offerings, services and features, and these applications may become more important in our operations over time. AI technologies, including generative AI, are complex and rapidly evolving, and we face competition from other companies as well as an evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly and successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Any or all of these issues could tarnish our reputation, negatively impact our ability to attract new customers or sell additional products to our existing customers, cause existing customers to elect not to renew their agreements or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations.

Our use of open source software could negatively affect our ability to sell our software and subject us to possible litigation.

We use open source software and expect to continue to use open source software in the future. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost. We may face ownership claims of third parties over, or seeking to enforce the license terms applicable to, such open source software, including by demanding the release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by federal or state regulation. Finally, while we implement policies and procedures, we cannot provide assurance that we have incorporated open source software into our own software in a manner that conforms with our current policies and procedures and we cannot assure that all open source software is reviewed prior to use in our solution, that our programmers have not incorporated open source software into our solution, or that they will not do so in the future.

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

As of June 30, 2023, we had 87 issued patents in the United States and 10 pending U.S. patent applications. We also had 61 patents issued and 34 applications pending for examination in non-U.S. jurisdictions, and four pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the second quarter of 2023, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted, and have estimated that our $224.3 million accumulated federal NOL as of December 31, 2022 should offset most of the effects of the R&E capitalization requirement in 2023. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of June 30, 2023, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. In addition, on August 21, 2020 we entered into a credit and security agreement with KeyBank National Association and other parties thereto (the “Credit and Security Agreement”) for a three-year secured revolving credit facility of $70.0 million, with a letter of credit sublimit of $15.0 million and an accordion feature under which the Company can increase the credit facility to up to $90.0 million (the “Credit Facility”). Our Credit Facility contains customary restrictive, negative and financial covenants and is secured by a first priority security interest. If we are unable to comply with the restrictive and financial covenants in our Credit Facility, there would be a default under the terms of that Credit and Security Agreement, and this could result in an acceleration of payment of funds that have been borrowed. As of June 30, 2023, we had no outstanding obligations under our Credit Facility. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

We operate on a global basis and political, social, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we do business and have operations in Israel, France, the United Kingdom, Brazil and Ukraine. Continued political and social instability and war in these regions, and any other areas in the world where we have operations, may affect our business and operations in those and other neighboring regions.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of June 30, 2023, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities, and a number of state and non-state actors have publicly committed to its destruction. In addition, Israel is currently experiencing significant social unrest in connection with the judiciary reform bill. Political, economic and security conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of June 30, 2023, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of June 30, 2023, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.3 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table summarizes the share repurchase activity during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - April 30	68	$24.89	68	39,344
May 1 - May 31	73	$23.01	73	37,665
June 1 - June 30	66	$25.77	66	35,956

(1) Average price paid per share includes costs associated with the repurchases.

Item 5.	Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

August 1, 2023	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

August 1, 2023	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1(3)†	Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan

10.2†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan

10.3†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan

10.4†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan (Israeli Employees)

10.5†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan (Israeli Employees)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

†	Indicates management contract or compensatory plan or arrangement.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-36324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 8,2022 (File No. 001-36324) and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on June 7, 2023 (File No. 001-36324) and incorporated herein by reference.