Form 10-Q
period 2023-09-30
VARONIS SYSTEMS INC
filed 2023-10-31
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 27, 2023, there were 108,953,058 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,196	$367,800
Marketable securities	337,705	236,338
Short-term deposits	76,186	128,350
Trade receivables (net of allowances of $3,517 and $3,453 at September 30, 2023 and December 31, 2022, respectively)	111,084	135,979
Prepaid expenses and other current assets	49,911	37,190
Total current assets	686,082	905,657

Long-term assets:
Long-term marketable securities	206,440	—
Operating lease right-of-use asset	52,679	56,772
Property and equipment, net	34,396	39,043
Intangible assets, net	1,644	2,788
Goodwill	23,135	23,135
Other assets	16,333	16,337
Total long-term assets	334,627	138,075
Total assets	$1,020,709	$1,043,732

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$1,328	$2,962
Accrued expenses and other short-term liabilities	119,780	115,231
Deferred revenues	145,453	110,550
Total current liabilities	266,561	228,743

Long-term liabilities:
Convertible senior notes, net	250,096	248,963
Operating lease liabilities	51,433	57,627
Deferred revenues	155	1,503
Other liabilities	7,891	4,771
Total long-term liabilities	309,575	312,864

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2023 and December 31, 2022; Issued and outstanding: 108,953,058 shares at September 30, 2023 and 107,673,052 shares at December 31, 2022	109	108
Accumulated other comprehensive loss	(23,120)	(9,557)
Additional paid-in capital	1,111,076	1,055,048
Accumulated deficit	(643,492)	(543,474)
Total stockholders’ equity	444,573	502,125
Total liabilities and stockholders’ equity	$1,020,709	$1,043,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	$97,679	$96,052	$271,743	$249,417
Maintenance and services	24,629	27,256	73,318	81,600
Total revenues	122,308	123,308	345,061	331,017

Cost of revenues	17,381	17,198	52,404	52,806

Gross profit	104,927	106,110	292,657	278,211

Operating expenses:
Research and development	44,818	44,478	135,694	132,863
Sales and marketing	68,610	69,810	207,324	203,311
General and administrative	20,646	17,404	61,618	53,272
Total operating expenses	134,074	131,692	404,636	389,446

Operating loss	(29,147)	(25,582)	(111,979)	(111,235)
Financial income, net	8,634	2,431	24,872	6,143

Loss before income taxes	(20,513)	(23,151)	(87,107)	(105,092)
Income taxes	(2,504)	(5,566)	(12,911)	(8,678)

Net loss	$(23,017)	$(28,717)	$(100,018)	$(113,770)

Net loss per share of common stock, basic and diluted	$(0.21)	$(0.26)	$(0.92)	$(1.04)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	109,429,722	109,996,589	109,187,063	109,303,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(23,017)	$(28,717)	$(100,018)	$(113,770)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(66)	(11)	(562)	(33)
Income on marketable securities reclassified into earnings, net of tax	6	13	11	16
	(60)	2	(551)	(17)

Unrealized loss on derivative instruments, net of tax	(1,495)	(5,952)	(3,516)	(19,808)
Loss (income) on derivative instruments reclassified into earnings, net of tax	(3,546)	1,512	(9,496)	1,385
	(5,041)	(4,440)	(13,012)	(18,423)
Total other comprehensive loss	(5,101)	(4,438)	(13,563)	(18,440)

Comprehensive loss	$(28,118)	$(33,155)	$(113,581)	$(132,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	35,998	—	—	35,998
Common stock issued under employee stock plans	2,057,101	2	6,109	—	—	6,111
Taxes paid related to net share settlement of equity awards	—	—	(28,825)	—	—	(28,825)
Unrealized loss on derivative instruments, net of tax	—	—	—	(3,179)	—	(3,179)
Unrealized loss on available for sale securities, net of tax	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(48,763)	(48,763)
Balance as of March 31, 2022	109,566,197	$110	$1,000,493	$2,894	$(467,719)	$535,778
Stock-based compensation expense	—	—	37,758	—	—	37,758
Common stock issued under employee stock plans	320,000	—	5	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(6)	—	—	(6)
Unrealized loss on derivative instruments, net of tax	—	—	—	(10,804)	—	(10,804)
Unrealized loss on available for sale securities, net of tax	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(36,290)	(36,290)
Balance as of June 30, 2022	109,886,197	$110	$1,038,250	$(7,919)	$(504,009)	$526,432
Stock-based compensation expense	—	—	34,300	—	—	34,300
Common stock issued under employee stock plans	327,659	—	5,393	—	—	5,393
Taxes paid related to net share settlement of equity awards	—	—	(663)	—	—	(663)
Unrealized loss on derivative instruments, net of tax	—	—	—	(4,440)	—	(4,440)
Unrealized income on available for sale securities, net of tax	—	—	—	2	—	2
Net loss	—	—	—	—	(28,717)	(28,717)
Balance as of September 30, 2022	110,213,856	$110	$1,077,280	$(12,357)	$(532,726)	$532,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	107,673,052	$108	$1,055,048	$(9,557)	$(543,474)	$502,125
Stock-based compensation expense	—	—	35,811	—	—	35,811
Common stock issued under employee stock plans	2,218,811	2	5,851	—	—	5,853
Taxes paid related to net share settlement of equity awards	—	—	(16,864)	—	—	(16,864)
Repurchase of common stock	(100,000)	—	(2,519)	—	—	(2,519)
Unrealized loss on derivative instruments, net of tax	—	—	—	(4,980)	—	(4,980)
Unrealized income on available for sale securities, net of tax	—	—	—	156	—	156
Net loss	—	—	—	—	(38,304)	(38,304)
Balance as of March 31, 2023	109,791,863	$110	$1,077,327	$(14,381)	$(581,778)	$481,278
Stock-based compensation expense	—	—	39,385	—	—	39,385
Common stock issued under employee stock plans	233,974	—	36	—	—	36
Taxes paid related to net share settlement of equity awards	—	—	(2,575)	—	—	(2,575)
Repurchase of common stock	(207,278)	—	(5,080)	—	—	(5,080)
Unrealized loss on derivative instruments, net of tax	—	—	—	(2,991)	—	(2,991)
Unrealized loss on available for sale securities, net of tax	—	—	—	(647)	—	(647)
Net loss	—	—	—	—	(38,697)	(38,697)
Balance as of June 30, 2023	109,818,559	$110	$1,109,093	$(18,019)	$(620,475)	$470,709
Stock-based compensation expense	—	—	32,980	—	—	32,980
Common stock issued under employee stock plans	327,868	—	5,457	—	—	5,457
Taxes paid related to net share settlement of equity awards	—	—	(532)	—	—	(532)
Repurchase of common stock	(1,193,369)	(1)	(35,922)	—	—	(35,923)
Unrealized loss on derivative instruments, net of tax	—	—	—	(5,041)	—	(5,041)
Unrealized loss on available for sale securities, net of tax	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(23,017)	(23,017)
Balance as of September 30, 2023	108,953,058	$109	$1,111,076	$(23,120)	$(643,492)	$444,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(100,018)	$(113,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,736	8,125
Stock-based compensation	108,176	108,056
Amortization of deferred commissions	17,547	17,198
Noncash operating lease costs	7,087	6,974
Amortization of debt issuance costs	1,133	1,113
Amortization of premium and accretion of discount on marketable securities	(5,557)	—
Gain from sale of property and equipment	—	(21)

Changes in assets and liabilities:
Trade receivables	24,895	25,494
Prepaid expenses and other current assets	(11,118)	(5,236)
Deferred commissions	(18,338)	(17,510)
Other long-term assets	(963)	1,338
Trade payables	(1,634)	665
Accrued expenses and other short-term liabilities	(17,652)	(17,125)
Deferred revenues	33,555	(10,472)
Other long-term liabilities	3,120	3,608
Net cash provided by operating activities	48,969	8,437

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	28,850	32,800
Investment in marketable securities	(331,651)	(58,052)
Proceeds from short-term and long-term deposits	170,925	6,882
Investment in short-term and long-term deposits	(118,605)	(15,985)
Proceeds from sale of property and equipment	—	21
Purchases of property and equipment	(2,945)	(7,634)
Net cash used in investing activities	(253,426)	(41,968)

Cash flows from financing activities:
Proceeds from employee stock plans	11,346	11,509
Taxes paid related to net share settlement of equity awards	(19,971)	(29,494)
Repurchase of common stock	(43,522)	—
Net cash used in financing activities	(52,147)	(17,985)
Decrease in cash and cash equivalents	(256,604)	(51,516)
Cash and cash equivalents at beginning of period	367,800	805,761
Cash and cash equivalents at end of period	$111,196	$754,245

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,231	$2,267
Cash paid for interest	$3,195	$3,166

Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$1,945	$1,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

Deferred revenues represent mostly unrecognized fees billed or collected for maintenance and SaaS. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $96,719 for the nine months ended September 30, 2023.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced. The Company's remaining performance obligations were $259,574 as of September 30, 2023, of which it expects to recognize approximately 62% as revenue over the next 12 months and the remainder thereafter.

The Company does not grant a right of return to its customers, except for one of its resellers. In 2022 and for the nine months ended September 30, 2023, there were no returns from this reseller.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of September 30, 2023 (unaudited)		Liabilities as of December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets	$63,611	$300	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships included in accrued expenses and other short-term liabilities	$72,445	$(8,931)	$136,426	$(7,221)
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other assets	$32,104	$83	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other liabilities	$135,449	$(4,788)	$107,210	$(2,060)
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets	$3,249	$3	$—	$—
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$16,418	$(40)	$32,066	$(226)

The unaudited condensed consolidated statements of operations reflect a loss of $3,546 and $9,496 for the three and nine months ended September 30, 2023, respectively, related to the effective portion of the cash flow hedges and a loss of $1,512 and $1,385 for the three and nine months ended September 30, 2022, respectively. No material ineffective hedges were recognized for the three and nine months ended September 30, 2023 and 2022 in operating expenses in the unaudited condensed consolidated statement of operations.

For the three and nine months ended September 30, 2023, the unaudited condensed consolidated statements of operations reflect a gain of $584 and $429, respectively, in financial income, net, related to the Fair Value Hedging Program. For the three and nine months ended September 30, 2022, the unaudited condensed consolidated statements of operations reflect a gain of $928 and $3,488, respectively, in financial income, net, related to the Fair Value Hedging Program.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended September 30, 2023 a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2023 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174 and utilization of carry forward net operating loss (“NOL”) and research and development tax credits resulting in an increase to current provision expense without an offset to deferred expense as the Company remains in a valuation allowance on its U.S. deferred tax assets. For the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $2,504 and $5,566, respectively, and $12,911 and $8,678 for the nine months ended September 30, 2023 and 2022, respectively.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of September 30, 2023, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

The Company considers all investments purchased with original maturities at the date of purchase greater than three months but less than one year to be short-term. Investments purchased with original maturities at the date of purchase greater than one year are classified as long-term assets. Marketable securities are classified as available for sale and are, therefore, recorded at fair value on the condensed consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets, until realized. The Company uses the specific identification method to compute gains and losses on the investments. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the condensed consolidated statement of operations. Cash, cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of September 30, 2023
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$41,709	$—	$—	$41,709
Total	$41,709	$—	$—	$41,709

Marketable securities
US Treasury securities	$267,237	$—	$(363)	$266,874
US Government Agency securities	55,995	—	(101)	55,894
Commercial paper	10,458	—	(7)	10,451
Corporate bonds	4,489	—	(3)	4,486
Total	$338,179	$—	$(474)	$337,705

Short-term deposits
Term bank deposits	$76,186	$—	$—	$76,186
Total	$76,186	$—	$—	$76,186

Long-term marketable securities
US Treasury securities	$196,829	$—	$(335)	$196,494
US Government Agency securities	9,965	—	(19)	9,946
Total	$206,794	$—	$(354)	$206,440

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$278,022	$—	$—	$278,022
Total	$278,022	$—	$—	$278,022

Marketable securities
US Treasury securities	$159,165	$2	$(211)	$158,956
US Government Agency securities	55,967	5	(72)	55,900
Commercial paper	13,679	—	—	13,679
Corporate bonds	7,804	4	(5)	7,803
Total	$236,615	$11	$(288)	$236,338

Short-term deposits
Term bank deposits	$128,350	$—	$—	$128,350
Total	$128,350	$—	$—	$128,350

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of September 30, 2023 and December 31, 2022.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net on the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

h.	Revolving Credit Facility:

On August 21, 2020, the Company entered into a credit and security agreement with KeyBank National Association (the “Credit and Security Agreement”), for a three-year secured revolving credit facility of $70,000 (the “Credit Facility”). The Credit Facility matured on August 21, 2023 and was not subsequently renewed. The fees incurred in connection with entering into the Credit and Security Agreement were amortized on a straight-line basis over the contractual term of the arrangement. Fees and interest paid were expensed as incurred and included within financial income, net on the condensed consolidated statement of operations.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,012,612 and 8,815,124 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending September 30, 2023 and 2022, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the period ending September 30, 2023 and 2022, respectively.

j.	Recently Issued Accounting Pronouncements Not Yet Adopted:

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the condensed consolidated financial statements as a result of their future adoption.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2023. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	As of September 30, 2023
	(unaudited)				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$41,709	$—	$—	$41,709	$278,022	$—	$—	$278,022
Marketable securities:
US Treasury securities	266,874	—	—	266,874	158,956	—	—	158,956
US Government Agency securities	55,894	—	—	55,894	55,900	—	—	55,900
Commercial paper	—	10,451	—	10,451	—	13,679	—	13,679
Corporate bonds	—	4,486	—	4,486	—	7,803	—	7,803
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	303	—	303	—	—	—	—
Long-term marketable securities:
US Treasury securities	196,494	—	—	196,494	—	—	—	—
US Government Agency securities	9,946	—	—	9,946	—	—	—	—
Long-term other assets:
Forward foreign exchange contracts	—	83	—	83	—	—	—	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(8,971)	—	(8,971)	—	(7,447)	—	(7,447)
Long-term other liabilities:
Forward foreign exchange contracts	—	(4,788)	—	(4,788)	—	(2,060)	—	(2,060)
Total financial assets (liabilities), net	$570,917	$1,564	$—	$572,481	$492,878	$11,975	$—	$504,853

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of September 30, 2023.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

September 30, 2023
(unaudited)
Operating right-of-use assets	$52,679

Operating lease liabilities, current	$(9,581)
Operating lease liabilities, long-term	(51,433)
Total operating lease liabilities	$(61,014)

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the condensed consolidated balance sheet.

Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the right-of-use asset and lease liabilities.

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of September 30, 2023, are as follows (in thousands):

September 30, 2023
(unaudited)
2023	$2,863
2024	11,169
2025	10,234
2026	9,272
2027	9,478
Thereafter	23,483
Total undiscounted lease payments	$66,499

Less: Imputed interest	(5,485)
Present value of lease liabilities	$61,014

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	6.65

Weighted average discount rate	2.85%

Total operating lease cost for the three and nine months ended September 30, 2023 was $2,530 and $7,232, respectively, inclusive of sublease income of $435 and $1,336, respectively. Total operating lease cost for the three and nine months ended September 30, 2022 was $2,386 and $6,986, respectively, inclusive of sublease income of $184 and $482, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and nine months ended September 30, 2023 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	September 30, 2023
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		4,466
Total intangible assets, net		$1,644

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $382 and $1,144 for the three and nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of September 30, 2023 (in thousands):

Years ending December 31,	Amount (unaudited)
2023	$381
2024	1,263
Total future amortization expense	$1,644

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

The net carrying amount of the 2025 Notes was as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Principal	$253,000	$253,000
Unamortized issuance costs	(2,904)	(4,037)
Net carrying amount	$250,096	$248,963

The interest expense recognized related to the 2025 Notes for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Contractual interest expense	$791	$791	$2,372	$2,372
Amortization of debt issuance costs	379	372	1,133	1,112
Total	$1,170	$1,163	$3,505	$3,484

As of September 30, 2023 and December 31, 2022, the total estimated fair value of the 2025 Notes was approximately $295,848 and $260,749, respectively. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

On November 14, 2013, the Company’s board of directors adopted the Varonis Systems, Inc. 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) which was subsequently approved by the Company’s stockholders. The Company initially reserved 5,713,899 shares of common stock for issuance under the 2013 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. Since January 1, 2016, the share reserve under the 2013 Plan has been automatically increased pursuant to an evergreen provision by an aggregate of 27,579,672 shares. Awards granted under the 2013 Plan generally vest over four years. No awards were granted under the 2013 Plan subsequent to June 5, 2023, and no further awards will be granted under the 2013 Plan.

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

A summary of employees’ stock options activities during the nine months ended September 30, 2023 is as follows:

	Nine Months Ended September 30, 2023 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2023	691,573	$7.533	$11,347	1.901
Granted	—	$—
Exercised	(80,096)	$7.610
Forfeited and expired	(15,144)	$5.585
Options outstanding as of September 30, 2023	596,333	$7.572	$13,697	1.209

Options exercisable as of September 30, 2023	594,800	$7.577	$13,658	1.199

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the nine months ended September 30, 2023 was $1,653. As of September 30, 2023, there was $36 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan, 2013 Plan and Polyrize Plan. This cost is expected to be recognized over a weighted-average period of approximately 0.483 years.

b. The options outstanding as of September 30, 2023 (unaudited) have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of September 30, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price of options outstanding	Options exercisable as of September 30, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$5.623	—	6.503	74,587	2.907	$5.636	73,054	2.862	$5.635
$7.000	—	7.337	392,156	0.846	$7.074	392,156	0.846	$7.074
	$9.960		120,180	1.395	$9.960	120,180	1.395	$9.960
	$13.287		9,410	0.474	$13.287	9,410	0.474	$13.287
			596,333	1.209	$7.572	594,800	1.199	$7.577

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of September 30, 2023 (unaudited) were as follows:

	Number of options outstanding and exercisable as of September 30, 2023	Range of exercise price per share			Exercisable through
March 2014 - February 2016	18,150	$5.623	—	$13.287	March 2024 - February 2026

d.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2023 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2023	8,340,732	$41.82
Granted	3,706,521	$28.30
Vested	(2,952,574)	$40.19
Forfeited	(696,550)	$40.05
Unvested balance – September 30, 2023	8,398,129	$36.82

As of September 30, 2023, there was $242,596 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.528 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Cost of revenues	$1,416	$2,382	$5,946	$8,484
Research and development	11,323	12,490	37,480	38,728
Sales and marketing	11,201	12,556	37,861	39,220
General and administrative	9,040	6,872	26,889	21,624
Total	$32,980	$34,300	$108,176	$108,056

g.	Share Repurchase Program:

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

The Company has repurchased and subsequently retired 4,415,093 shares under its Share Repurchase Program, for a total of $99,967. As of September 30, 2023, the Company completed its intended repurchases under the Share Repurchase Program.

NOTE 7:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from subscription licensing, SaaS revenues and maintenance and services fees (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$94,664	$98,018	$260,427	$247,994
EMEA	24,023	22,117	74,168	73,477
Rest of World	3,621	3,173	10,466	9,546
Total revenues	$122,308	$123,308	$345,061	$331,017

For the three and nine months ended September 30, 2023 and 2022, respectively, there were no sales to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Long-lived assets by geographic region:
United States	$36,009	$40,304
Israel	35,175	38,385
Ireland	13,669	15,019
Other	2,222	2,107
	$87,075	$95,815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022 we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform will be transformational for several reasons: customers can more quickly and easily deploy and maintain our solutions with reduced infrastructure requirements and a lower total cost of ownership; risk assessments, the core of our sales motion, are quicker to deploy; we are able to offer Proactive Incident Response, which offers our customers additional protection with less effort; we have better ability to spot threats quickly, which better informs our innovation; customers benefit from continual threat model updates that help them stay ahead of evolving threats; we are able to offer more automation to secure data in place; and the SaaS model allows us to deliver additional features and functionality to customers more efficiently.

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, consumer and retail, energy and utilities, construction and engineering and education sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for more than 40 of the most critical on-premises and cloud data stores and applications and our renewal rate continued to be over 90% for the nine months ended September 30, 2023.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that uses file shares, SaaS applications, intranets and email for collaboration. For the three and nine months ended September 30, 2023, approximately 77% and 75%, respectively, of our revenues were derived from North America, while approximately 20% and 22%, respectively, of our revenues were derived from EMEA and approximately 3% from ROW. Additionally, despite the revenue recognition headwinds from the accounting treatment associated with the positive trend of our increase in SaaS mix and existing customer conversions to SaaS, total revenues still grew approximately 4% for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. During 2022 and throughout 2023, however, our operations around the world were negatively impacted by the broader macroeconomic conditions, including a higher inflation and interest rate environment, a general economic slowdown, the weakening of the Euro and the Pound Sterling and the exit of our Russia business. As a result, we have seen changes in customer buying patterns including, some increased budgetary tightening and longer sales cycles, a trend which may continue for the foreseeable future. We have taken measures to tie our level of investment in the business to the sales we plan to achieve and to mitigate the impact of foreign currency fluctuations.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During 2023, we have continued to grow our revenues despite revenue recognition accounting treatment headwinds associated with the increase in SaaS mix and existing customer conversions to SaaS. For the three months ended September 30, 2023 and 2022, subscription revenues were $97.7 million and $96.1 million, respectively. For the nine months ended September 30, 2023 and 2022, subscription revenues were $271.7 million and $249.4 million, respectively. For the three months ended September 30, 2023 and 2022, our total revenues were $122.3 million and $123.3 million, respectively. For the nine months ended September 30, 2023 and 2022, our total revenues were $345.1 million and $331.0 million, respectively. For the three months ended September 30, 2023 and 2022, we had operating losses of $29.1 million and $25.6 million and net losses of $23.0 million and $28.7 million, respectively. For the nine months ended September 30, 2023 and 2022, we had operating losses of $112.0 million and $111.2 million and net losses of $100.0 million and $113.8 million, respectively.

Instability in the Middle East

Due to the war that began on October 7, 2023, a portion of our employees in Israel have been called to active reserve duty and additional employees may be called in the future, if needed. The Company has executed its business continuity plan with respect to those employees. However, it is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates.

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

As of September 30, 2023 and 2022, ARR was $517.5 million and $447.8 million, respectively, an increase of 16% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS-Based Business Model
Over the last two years, we have increasingly offered SaaS solutions to our customers. The benefits of SaaS delivery are widely established for both customers and us, and, given these benefits, we plan to transition our business to a predominately SaaS-based company over the next several years. Due to differences in the revenue recognition accounting treatment, an increase in SaaS mix and existing customer conversions to SaaS produce revenue headwinds which may cause significant variation in the reported revenues for a given period compared to the same period in the previous year. As of September 30, 2023, SaaS as a percentage of total ARR was approximately 15% and we expect this percentage to increase as we continue the transition to a SaaS-based business model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced. Our RPO were $259.6 million as of September 30, 2023. We expect RPO to continue to increase in absolute dollars as we transition to a predominately SaaS-based company.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the nine months ended September 30, 2023 and 2022 continued to be over 90%. We do not expect perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage as our newer solutions can provide remediation in more automated ways. As such, our overall maintenance and services revenues is also expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from subscription licenses and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	79.9%	77.9%	78.8%	75.3%
Maintenance and services	20.1	22.1	21.2	24.7
Total revenues	100.0%	100.0%	100.0%	100.0%

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

Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of interest income, foreign exchange gains or losses, amortization of debt issuance costs and interest expense. Interest income represents interest received on our cash, cash equivalents, marketable securities, deposits and amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt issuance costs relate to the 2025 Notes we issued in May 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following tables are a summary of our condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2023	2022
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$97,679	$96,052
Maintenance and services	24,629	27,256
Total revenues	122,308	123,308
Cost of revenues	17,381	17,198
Gross profit	104,927	106,110
Operating expenses:
Research and development	44,818	44,478
Sales and marketing	68,610	69,810
General and administrative	20,646	17,404
Total operating expenses	134,074	131,692
Operating loss	(29,147)	(25,582)
Financial income, net	8,634	2,431
Loss before income taxes	(20,513)	(23,151)
Income taxes	(2,504)	(5,566)
Net loss	$(23,017)	$(28,717)

	Three Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	79.9%	77.9%
Maintenance and services	20.1	22.1
Total revenues	100.0	100.0
Cost of revenues	14.2	13.9
Gross profit	85.8	86.1
Operating expenses:
Research and development	36.6	36.1
Sales and marketing	56.1	56.6
General and administrative	16.9	14.1
Total operating expenses	109.6	106.8
Operating loss	(23.8)	(20.7)
Financial income, net	7.0	1.9
Loss before income taxes	(16.8)	(18.8)

Income taxes	(2.0)	(4.5)
Net loss	(18.8)%	(23.3)%

Revenues

	Three Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$97,679	$96,052	1.7%
Maintenance and services	24,629	27,256	(9.6)%
Total revenues	$122,308	$123,308	(0.8)%

	Three Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	79.9%	77.9%
Maintenance and services	20.1%	22.1%
Total revenues	100.0%	100.0%

For the three months ended September 30, 2023, our revenues declined 1% compared to the three months ended September 30, 2022 due to the positive trend of increased SaaS mix and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition. Subscription revenues increased 2% from $96.1 million for the three months ended September 30, 2022 to $97.7 million for the three months ended September 30, 2023. The increase in subscription revenues was driven by existing customers expanding their deployment, new customer acquisitions and our high renewal rate. ARR was $517.5 million and $447.8 million as of September 30, 2023 and 2022, respectively, representing an increase of 16%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to subscription licenses despite our renewal rate continuing to be over 90% for each of the three months ended September 30, 2023 and 2022, as well as newer solutions providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Cost of revenues	$17,381	$17,198	1.1%

	Three Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Total gross margin	85.8%	86.1%

The increase in cost of revenues was primarily related to a $0.9 million increase in facilities and allocated overhead costs. This is partially offset by a decrease of $0.7 million in salaries and benefits and stock-based compensation expense.

Operating Expenses

	Three Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$44,818	$44,478	0.8%
Sales and marketing	68,610	69,810	(1.7)%
General and administrative	20,646	17,404	18.6%
Total operating expenses	$134,074	$131,692	1.8%

	Three Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Operating expenses:
Research and development	36.6%	36.1%
Sales and marketing	56.1%	56.6%
General and administrative	16.9%	14.1%
Total operating expenses	109.6%	106.8%

The increase in research and development expenses was primarily related to a $0.6 million increase in facilities and allocated overhead costs. This is partially offset by a decrease of $0.2 million in salaries and benefits and stock-based compensation expense.

The decrease in sales and marketing expenses was primarily related to a $0.7 million decrease related to general sales and marketing expenses, including travel and marketing events, and a $0.6 million decrease in salaries and benefits and stock-based compensation expense. This was partially offset by an increase of $0.1 million in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $2.8 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $0.4 million increase in general company expenses.

Financial Income, Net

	Three Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Financial income, net	$8,634	$2,431	255.2%

The increase in financial income, net was primarily due to higher interest income and foreign currency gains.

Income Taxes

	Three Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Income taxes	$(2,504)	$(5,566)	55.0%

Income taxes for the three months ended September 30, 2023, including the decrease in income taxes, were comprised of U.S. and foreign income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following tables are a summary of our condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2023	2022
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$271,743	$249,417
Maintenance and services	73,318	81,600
Total revenues	345,061	331,017
Cost of revenues	52,404	52,806
Gross profit	292,657	278,211
Operating expenses:
Research and development	135,694	132,863
Sales and marketing	207,324	203,311
General and administrative	61,618	53,272
Total operating expenses	404,636	389,446
Operating loss	(111,979)	(111,235)
Financial income, net	24,872	6,143
Loss before income taxes	(87,107)	(105,092)
Income taxes	(12,911)	(8,678)
Net loss	$(100,018)	$(113,770)

	Nine Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	78.8%	75.3%
Maintenance and services	21.2	24.7

Total revenues	100.0	100.0
Cost of revenues	15.2	16.0
Gross profit	84.8	84.0
Operating expenses:
Research and development	39.3	40.1
Sales and marketing	60.1	61.4
General and administrative	17.9	16.1
Total operating expenses	117.3	117.6
Operating loss	(32.5)	(33.6)
Financial income, net	7.3	1.9
Loss before income taxes	(25.2)	(31.7)
Income taxes	(3.8)	(2.7)
Net loss	(29.0)%	(34.4)%

Revenues

	Nine Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Revenues:
Subscriptions	$271,743	$249,417	9.0%
Maintenance and services	73,318	81,600	(10.1)%
Total revenues	$345,061	$331,017	4.2%

	Nine Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	78.8%	75.3%
Maintenance and services	21.2%	24.7%
Total revenues	100.0%	100.0%

For the nine months ended September 30, 2023, we have continued to grow our revenues despite the increase in SaaS mix and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition. Subscription revenues increased 9% from $249.4 million for the nine months ended September 30, 2022 to $271.7 million for the nine months ended September 30, 2023. The increase in subscription revenues was driven by existing customers expanding their deployment, new customer acquisitions and our high renewal rate. Total revenues increased approximately 4% for the nine months ended September 30, 2023 as compared to 2022. ARR was $517.5 million and $447.8 million as of September 30, 2023 and 2022, respectively, representing an increase of 16%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to subscription licenses despite our renewal rate continuing to be over 90% for each of the nine months ended September 30, 2023 and 2022, as well as newer solutions providing remediation in more automated ways, requiring less professional services time. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Cost of revenues	$52,404	$52,806	(0.8)%

	Nine Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Total gross margin	84.8%	84.0%

The decrease in cost of revenues was primarily related to a decrease of $2.3 million in salaries and benefits and stock-based compensation expense. This is partially offset by a $1.9 million increase in facilities and allocated overhead costs.

Operating Expenses

	Nine Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$135,694	$132,863	2.1%
Sales and marketing	207,324	203,311	2.0%
General and administrative	61,618	53,272	15.7%
Total operating expenses	$404,636	$389,446	3.9%

	Nine Months Ended September 30,
	2023	2022
	(as a percentage of total revenues)
Operating expenses:
Research and development	39.3%	40.1%
Sales and marketing	60.1%	61.4%
General and administrative	17.9%	16.1%
Total operating expenses	117.3%	117.6%

The increase in research and development expenses was primarily related to a $2.6 million increase in facilities and allocated overhead costs and an increase of $0.4 million in salaries and benefits and stock-based compensation expense for our employees as part of our focus on enhancing and developing our existing and new products.

The increase in sales and marketing expenses was primarily related to an increase of $2.2 million in facilities and allocated overhead costs and a $1.0 million increase related to general sales and marketing expenses, including increased travel and marketing events. The increase was also due to a $0.8 million increase in salaries and benefits and stock-based compensation expense for our sales force and commissions on customer orders.

The increase in general and administrative expenses was primarily related to an increase of $7.5 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business. The increase was also due to a $1.5 million increase in general company expenses. This was partially offset by a $0.7 million decrease in bad debt expenses primarily related to the write off of our Russia business in the first quarter of 2022.

Financial Income, Net

	Nine Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Financial income, net	$24,872	$6,143	304.9%

The increase in financial income, net was primarily due to higher interest income, partially offset by less foreign currency gains.

Income Taxes

	Nine Months Ended September 30,
	2023	2022	% Change
	(unaudited) (in thousands)
Income taxes	$(12,911)	$(8,678)	(48.8)%

Income taxes for the nine months ended September 30, 2023, including the increase in income taxes, were comprised of U.S. and foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2023	2022
	(unaudited) (in thousands)
Net cash provided by operating activities	$48,969	$8,437
Net cash used in investing activities	(253,426)	(41,968)
Net cash used in financing activities	(52,147)	(17,985)
Decrease in cash and cash equivalents	$(256,604)	$(51,516)

On September 30, 2023, our cash and cash equivalents, short-term marketable securities and short-term deposits of $525.1 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, noncash operating lease costs, amortization of debt issuance costs and amortization of premium and accretion of discount on marketable securities, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenue, which primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy.

For the nine months ended September 30, 2023, cash inflows from our operating activities were $49.0 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the nine months ended September 30, 2023, cash inflows were $37.1 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $33.6 million increase in deferred revenues and a $24.9 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2023 was 75 and 69, respectively. Other sources of cash inflows were from a $3.1 million increase in other long-term liabilities. This was partially offset by a $29.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $17.7 million decrease in accrued expenses and other liabilities, a $1.6 million decrease in trade payables and a $1.0 million increase in other long-term assets.

For the nine months ended September 30, 2022, cash inflows from our operating activities were $8.4 million. For the nine months ended September 30, 2022, cash inflows were $27.7 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $25.5 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2022 was 71 and 67, respectively. Other sources of cash inflows were from a $3.6 million increase in other long-term liabilities, a $1.3 million decrease in other long-term assets and a $0.7 million increase in trade payables. This was partially offset by a $22.7 million increase in prepaid expenses and other current assets (including deferred commissions), a $17.1 million decrease in accrued expenses and other liabilities and a $10.5 million decrease in deferred revenues.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2023, net cash used in investing activities of $253.4 million was primarily attributable net investments of $302.8 million in marketable securities and $2.9 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements. This was partially offset by net proceeds of $52.3 million in deposits.

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

Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities of $52.1 million was attributable to $43.5 million of repurchases of common stock and $20.0 million in taxes paid related to net share settlement of equity awards, partially offset by $11.3 million of proceeds from employee stock plans.

For the nine months ended September 30, 2022, net cash used in financing activities of $18.0 million was attributable to $29.5 million in taxes paid related to net share settlement of equity awards, partially offset by $11.5 million of proceeds from employee stock plans.

Revolving Credit Facility

On August 21, 2020, we entered into the Credit and Security Agreement, for a three-year secured revolving credit facility of $70.0 million. The Credit Facility matured on August 21, 2023 and was not subsequently renewed. For more information regarding the revolving credit facility, refer to Note 1 of our condensed consolidated financial statements.

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

Share Repurchase Program

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of September 30, 2023, we have completed the intended repurchases under the Share Repurchase Program.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2023 for the upcoming years were as follows:

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
Operating lease obligations	$2,863	$11,169	$10,234	$9,272	$9,478	$23,483	$66,499

We have obligations related to unrecognized tax benefit liabilities totaling $25.6 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2025 totaling $6.3 million and an additional $58.7 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that our accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

Foreign Currency Exchange Risk

Approximately one fifth of our revenues for the three months ended September 30, 2023 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, short-term marketable securities and short-term deposits of $525.1 million as of September 30, 2023. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase in interest rates would not have a material impact on our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•the fact that we derive the vast majority of our revenues and cash flows from sales of licenses from a single platform of products;
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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Consumer rights and obligations under the CCPA were expanded by the California Privacy Rights Act (CPRA) on November 3, 2020. The CPRA took effect on January 1, 2023, along with the Virginia Consumer Data Protection Act, and the Colorado Privacy Act and Connecticut Act Concerning Personal Data Privacy and Online Monitoring took effect on July 1, 2023. In addition, the Utah Consumer Privacy Act is set to go into effect on December

31, 2023. These laws impose similar obligations on businesses with regard to the use, disclosure and security of personal information, and grant additional rights in that personal information to consumers.

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

We have incurred net losses in each year since our inception, including a net loss of $100.0 million for the nine months ended September 30, 2023 and net losses of $124.5 million and $116.9 million in each of the years ended December 31, 2022 and 2021, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. In 2022 and for the nine months ended September 30, 2023, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2022 and for the nine months ended September 30, 2023, approximately 74% and 75%, respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our functional and reporting currency is the U.S. dollar, and we generate the majority of our revenues and incur the majority of our expenses in U.S. dollars. Revenues and expenses are also incurred in other currencies, primarily Euros, Pounds Sterling, Canadian dollars, Australian dollars, Singapore dollar and the New Israeli Shekel. Accordingly, changes in exchange rates may have a material adverse effect on our business, results of operations and financial condition. The exchange rates between the U.S. dollar and foreign currencies have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our software and renewals to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government-owned or -controlled entities (such as public health care bodies, educational institutions and utilities), which we refer to as the public sector herein. We believe that part of the success and growth of our business will continue to depend on our successful procurement of public sector contracts. Selling to public sector entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that our efforts will produce any sales. Government demand and payment for our products and services may be impacted by public sector budgetary cycles, or lack of, and funding authorizations, including in connection with an extended government shutdown, with funding reductions or delays adversely affecting public sector demand for our products and services. Factors that could impede our ability to maintain or increase the amount of revenues derived from public sector contracts include:

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

Furthermore, we must comply with laws and regulations relating to public sector contracting, which affect how we and our channel partners do business in both the United States and abroad. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, and temporary suspension or permanent debarment from public sector contracting. Moreover, governments may investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2022 and for the nine months ended September 30, 2023 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

Because we derive the vast majority of our revenues and cash flows from sales of licenses from a single platform of products, failure of the products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2022, and for the nine months ended September 30, 2023, we generated substantially all of our revenues from sales of licenses from DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from license sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for licenses for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying the Varonis Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

We incorporate machine learning and artificial intelligence (“AI”) solutions into parts of our platform, offerings, services and features, and these applications may become more important in our operations over time. AI technologies, including generative AI, are complex and rapidly evolving, and we face competition from other companies as well as an evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly and successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

As of September 30, 2023, we had 87 issued patents in the United States and 11 pending U.S. patent applications. We also had 63 patents issued and 33 applications pending for examination in non-U.S. jurisdictions, and seven pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We are subject to income taxation in the United States, Israel and numerous other jurisdictions. Determining our provision for income taxes requires significant management judgment. In addition, our provision for income taxes could be adversely affected by many factors, including, among other things, changes to our operating structure including a review of our intellectual property (“IP”) structure, changes in the amounts of earnings in jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Significant judgment is required to determine the recognition and measurement attributes prescribed in Accounting Standards Codification 740-10-25 (“ASC 740-10-25”). ASC 740-10-25 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. Our income in certain countries is subject to reduced tax rates provided we meet certain criteria. Failure to meet these commitments could adversely impact our provision for income taxes.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the third quarter of 2023, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs or tax credits are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of September 30, 2023, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

Our ability to meet our payment obligations under the 2025 Notes depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of September 30, 2023, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities, and a number of state and non-state actors have publicly committed to its destruction. In addition, Israel is currently in a war and recently experienced social unrest in connection with the judiciary reform bill. Political, economic and security conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

Some of our employees in Israel are obligated to perform routine military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they have been and may in the future be called to active reserve duty at any time under emergency circumstances for extended periods of time. Currently, due to the war in Israel that began on October 7, 2023, a portion of our employees have been called to active reserve duty and additional employees may be called in the future, if needed. It is possible that our operations could be disrupted if this continues for a significant period of time or if the situation further deteriorates, which could harm our business.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of September 30, 2023, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of September 30, 2023, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.0 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Our business is subject to the risks of fire, power outages, floods, earthquakes, pandemics and other catastrophic events, and to interruption by manmade problems such as terrorism and war.

A significant natural disaster, such as a fire, flood or an earthquake, an outbreak of a pandemic disease or a significant power outage could have a material adverse impact on our business, results of operations and financial condition. In the event our customers’ IT systems or our channel partners’ selling or distribution abilities are hindered by any of these events, we may miss financial targets, such as revenues and sales targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism or war could cause disruptions in our business or the business of channel partners, customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our channel partners or customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our channel partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the development, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of September 30, 2023, we have completed the intended repurchases under the Share Repurchase Program.

The following table summarizes the share repurchase activity during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - July 31	172	$26.61	172	31,392
August 1 - August 31	716	$30.31	716	9,695
September 1 - September 30	306	$31.56	306	33

(1) Average price paid per share includes costs associated with the repurchases.

Item 5.	Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

October 31, 2023	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

October 31, 2023	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

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