Form 10-K
period 2023-12-31
VARONIS SYSTEMS INC
filed 2024-02-06
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $2.56 billion.

As of February 2, 2024, the registrant had 109,103,721 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•risks inherent in our international operations, including military conflicts that could impact operations, the effect of export and import controls and the risk of a violation or alleged violation of applicable anti-corruption or anti-bribery laws;
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
•the fact that we derive the vast majority of our revenues and cash flows from sales of a single platform of products;
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
i

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2023

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

Overview

Varonis is a leader in data security as, since we started operations in 2005, we recognized that an enterprise's capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change the global economy and the risk profiles of corporations and governments. Our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

Data continues to grow in new and existing data stores both in the cloud and on-premises, a trend we have seen accelerate as companies worldwide undergo a wave of digital transformation initiatives that have significantly impacted how they must approach data security. While the significant increase of software-as-service (“SaaS”) and infrastructure-as-service (“IaaS”) usage has accelerated workforce collaboration and IT operations, it has also created unprecedented data sprawl and complexity that have contributed to a growing number of catastrophic data breaches.

We believe the adoption of generative artificial intelligence (“Gen AI”) tools in the enterprise will dramatically compound data growth and introduce new data security challenges that can only be addressed with automation. Gen AI-powered productivity features, commonly called “copilots,” are now embedded within applications such as Microsoft 365, Salesforce, Google Workspace, and Box. These tools typically leverage existing data security controls to determine which sensitive information can be used by artificial intelligence ("AI"); if an organization’s data security controls are not optimized, they face an increased risk of unintentional data exposure and potential abuse by malicious actors.

In addition to data growth, companies face an environment where threat actors continue to refine their strategies to monetize sensitive data and the risk of substantial fines for noncompliance with data-centric regulations continues to grow. At the same time, organizations are seeing a global scarcity of in-house technical expertise, as the demand for cybersecurity professionals significantly outpaces supply, and IT and security experts are under pressure to solve growing problems with fewer resources. We believe that these trends provide us with a long-term opportunity to fulfill our mission of protecting sensitive data for our customers and alleviating the resource pressure and skills shortage that companies face through our automation capabilities.

Enterprises now use many different combinations of data stores and applications, making it difficult to holistically visualize, quantify and control data breach risk without a unified data security platform. We believe our offering's comprehensive data coverage allows organizations to keep pace with the relentless data growth, sprawl and complexity. We started in 2005 with coverage for Windows file shares. Today, we offer coverage for more than 40 of the most mission-critical cloud and on-premises data stores, SaaS applications and cloud infrastructures. In 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which offers simpler deployment, faster time-to-value, and groundbreaking automation capabilities that help customers prevent data breaches. We expect SaaS deployments to grow significantly over the next several years and become the primary sales driver as we transition our business to a predominately SaaS delivery model.

Varonis software enables enterprises of all sizes and industries to protect data stored on-premises and in the cloud, including: sensitive files, emails and databases; confidential personal data belonging to customers, patients and employees; financial records; source code, strategic and product plans; and other intellectual property. Recognizing the challenge of protecting data with growing volume, velocity and variety, we have built an integrated platform to simplify and streamline data security, threat detection and response and data privacy and compliance.

The Varonis Data Security Platform helps enterprises protect data against cyberattacks from both external and internal threats. Our technology enables enterprises to analyze data, account activity and user behavior to help detect and prevent attacks. Varonis prevents or restricts unauthorized use of sensitive information, detects and stops potential cyberattacks and limits potential damage by automatically locking down data, allowing access to only those who need it, and automating the removal of stale data when it is no longer useful.

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

We believe that the (i) Varonis Data Security Platform technology, (ii) coverage of more than 40 of the most mission-critical cloud and on-premises data stores, applications and infrastructure and (iii) technical experts within the Company who continue to expand and improve our offering are our primary, hard to replicate competitive advantages. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform. Our belief in our technological advantage stems from our having developed a way to do each of the following:

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
•profile cloud configurations and interconnectivity to identify potential exposure and abuse;
•generate meaningful, actionable alerts when security-related incidents are detected;
•enable security teams to investigate and respond to cyber threats more quickly and conclusively with the help of Gen AI;
•automatically respond to severe incidents, such as ransomware, to limit the potential impact and reduce recovery times;
•provide customers Live Updates to our platform, which address the rapidly evolving threats they face;
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

The broad applicability of our technology has resulted in our customers deploying our software for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; data security posture management; SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration;

automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

We sell substantially all our products and services to channel partners, including distributors and resellers, which sell to end-user customers, whom we refer to in this report as our customers. Our products are also available to trial and purchase via the Azure Marketplace, AWS Marketplace, and Salesforce AppExchange. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and successfully deliver our unique value proposition for securing enterprise data. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, energy and utilities, consumer and retail, education and construction and engineering sectors. We believe our existing customer base is a strong source of incremental revenues given our broad data coverage, the growing volumes and complexity of their enterprise data and the associated security concerns.

Size of Our Market Opportunity

The International Data Corporation’s Global DataSphere Forecast, 2023-2027, predicts that over the next five years, data will grow at a compound annual growth rate of 28.2% to reach more than 291 zettabytes (or 291 trillion Gigabytes) by 2027. That data will include both structured and unstructured data, but unstructured data overwhelmingly dominates, accounting for more than 90% of the data created each year. We expect this significant growth to continue creating a need for automation technologies to protect and manage data. We believe that the diverse functionalities offered by our platform position us well to capitalize on this powerful trend in the digital universe.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and its supporting infrastructure, and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and related metadata at a massive scale with minimal demands on the existing IT infrastructure. On October 31, 2022, Varonis announced the availability of our flagship Varonis Data Security Platform as a SaaS. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution will be transformational for several reasons: customers will be able to more quickly and easily deploy and maintain our solutions with reduced infrastructure requirements and lower upfront costs; and risk assessments, the core of our sales motion, are expected to be quicker and more controllable.

On November 14, 2023, we announced an expansion of our AI and machine learning capabilities with the launch of Athena AI, a new Gen AI layer within the Varonis Data Security Platform. The initial functionality provided by Athena AI includes (i) an AI-powered security operations center (SOC) analyst that combines large language models (LLMs) with Varonis' unique context about an organization's data, identities, devices and previous alerts to instantly generate tailored alert response playbooks and recommendations and (ii) a natural language search interface that lets users run reports, perform risk analysis and conduct security investigations without any domain-specific knowledge or product expertise.

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

Automated Data Security

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including data governance, least privilege and Zero Trust, as well as intelligent retention. Moreover, our solution is applicable across most major enterprise data stores and SaaS applications (Windows, UNIX/Linux, Intranets, email systems, Microsoft 365, including SharePoint Online, Teams and OneDrive for Business, Salesforce, AWS, Azure, Slack, GitHub, Okta, Google Drive and Box).

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

Fast Time-to-Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our software can be deployed in under an hour and allows customers to realize real value with minimal effort. The availability of our platform as a SaaS is expected to further reduce the total cost of ownership and accelerate the time-to-value for our customers.

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

Highly Scalable and Flexible Data Engine. Our metadata analysis technology is built to be highly scalable, allowing our customers to analyze vast amounts of enterprise data. Moreover, our proprietary platform is built with a flexible, modern cloud architecture, allowing customers to expand their data coverage seamlessly and transparently without impacting performance.

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

Protect Data from Insider Threats, Data Breaches, Malware and Cyberattacks. Our solutions analyze how employee accounts, service accounts and admin accounts use and access data, profile employees’ roles and file contents, baseline “normal” behavior patterns, and alert on significant deviations from profiled behaviors. Our customers can detect advanced persistent threats ("APTs"), cybercriminals, rogue insiders, attackers that have compromised internal systems and employee accounts, malware, ransomware and other significant threats.

Proactive Incident Response. Under a SaaS delivery model, the Varonis incident response and forensics teams can review, triage, and proactively notify customers of any incidents that require their attention. Because Varonis centrally monitors a wide array of customer environments, we can spot patterns across tenants and take action to prevent data breaches. We expect this ability will be accelerated with our transition to a SaaS delivery model. In early 2024, we started offering Managed Data Detection and Response (MDDR) services providing customers with 24x7x365 monitoring with a service level agreement (SLA) that ensures a Varonis expert will respond to alerts within a specified time frame.

Compliance

Discover and Identify Regulated Data. Our solutions automatically discover, identify and classify sensitive, critical and regulated data to help meet privacy and compliance requirements.

Monitor and Detect Security Vulnerabilities. Our solutions analyze, monitor, detect and report on potential security vulnerabilities: helping companies achieve compliance by creating full audit trails, achieving a least privilege model and locking down sensitive data to only those who need it, and facilitating breach notification and security investigations. By ensuring the least privilege, monitoring all access and alerting on potential misuse, Varonis enables privacy by design on data stores containing sensitive and regulated information.

Fulfill Data Subject Access Requests ("DSARs") and Protect Consumer Data. Our solutions help fulfill DSARs from file systems on-premises and in the cloud. Customers can easily find relevant files, pinpoint who has access and enforce policies to move and quarantine regulated data.

Our Growth Strategy

Our objective is to be the primary vendor that enterprises turn to protect their data. The following are key elements of our growth strategy.

Extend Our Technological Capabilities Through Innovation and Strategic Transactions. We intend to increase, in absolute dollars, our current level of investment in product development to enhance existing products to address new use cases and continue to deliver new products. We believe that the flexibility, sophistication and broad applicability of our platform will allow us to use this framework as the core of numerous future products built on our same core technology. Our ability to leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs and help us further penetrate and grow our markets. Additionally, in 2021, we introduced new data coverage to protect additional cloud applications and infrastructure that were further developed by us after acquiring a provider of software that maps and analyzes relationships between users and data across several cloud applications, infrastructure and services. Lastly, we believe the availability of our flagship Varonis Data Security Platform as a SaaS will mutually benefit us and our customers. We will continue to seek additional opportunities to extend our technological capabilities and grow our business, from continued organic investments in our research and development efforts to technological tuck-in acquisitions.

Grow Our Customer Base. The unabated rise in enterprise data, ubiquitous reliance on digital collaboration and increased cybersecurity concerns continue to drive demand for data protection, compliance and threat detection and response solutions. We intend to capitalize on this demand by targeting new customers, underpenetrated markets and use cases for our solutions. Our solutions address the needs of customers of all sizes, ranging from small and medium-sized businesses to large multinational companies with hundreds of thousands of employees and petabytes of data. Although our solutions apply to organizations of all sizes, we have and will continue focusing on targeting larger organizations that can make larger purchases with us initially and over time.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth and related security concerns continue across all data stores, and enterprises want to standardize solutions that help them manage, protect and extract more value from their data, wherever it is stored. We expect to continue to drive incremental sales from our existing customers through the increased use of our software within our installed base by expanding our footprint and usage. We believe our existing customer base is a strong source of incremental revenues given our broad product functionality, the growing volume and complexity of enterprise data and the associated security concerns. As we continue to innovate by addressing more use cases, adding more data coverage, and providing automated data security outcomes to customers, we expect to see broader and stickier adoption of our platform. In addition, our transition to a predominately SaaS delivery model provides us with a unique opportunity to convert existing customers to our SaaS offering. Our renewal rate for the year ended December 31, 2023 continued to be over 90%. Our key strategies to ensure a high renewal rate for our products include focusing on the quality and reliability of our customer service and support teams and providing software upgrades and enhancements when available.

Grow Sales from Our New Products and Functionality. We continue introducing additional products and enhancements to existing products to support new functionalities and believe these can also be a meaningful contributor to our growth. In October 2020, we announced the acquisition of Polyrize Security Ltd. ("Polyrize"), whose technology was used for the launch of the DatAdvantage Cloud and Data Classification Cloud licenses which provide support for cloud applications and infrastructure, including AWS, Box, GitHub, Google Drive, Jira, Okta, Salesforce, Slack and Zoom. On October 31, 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution.

Expand Our Sales Force. Continuing to expand our sales force will be essential to achieving our customer base expansion goals. Our approach to in-house development of sales representatives through the Varonis Academy have been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, generate a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, energy and utilities, consumer and retail, education and construction and engineering sectors. We also believe our existing customers represent significant future revenue opportunities for us. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force to efficiently identify leads, perform risk assessments and convert them to satisfied customers, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data.

Establish Our Data Security Platform as the Industry Standard. We have worked with several of the leading providers of NAS and hybrid cloud storage, including Dell/EMC, IBM and NetApp, as well as the major cloud service providers such as Microsoft, Amazon, Google and Salesforce to expand our market reach and deliver enhanced functionality to our customers. We have worked with these vendors to ensure compatibility with their product lines. Using application programming interfaces (APIs), and other integration work, our solutions also integrate with many providers of solutions in the ecosystem. We will continue to pursue such collaborations wherever they advance our strategic goals, thereby expanding our reach and establishing our platform as the de facto industry standard for enterprise data.

Continue International Expansion. We believe there is a significant opportunity for our platform to address the need for data protection and threat detection and response in international markets. Revenues from Europe, the Middle East and Africa (“EMEA") accounted for 22% and revenues from Rest of World (“ROW”) accounted for 3% of our revenues, respectively, in 2023. We believe that international expansion will be a key component of our growth strategy, and we will continue to invest and market our products and services overseas. These investments have recently included key hires in the APAC region, including an overall head of the region, as well as country managers in different locations.

Our Products

With the introduction of our flagship Varonis Data Security Platform as a SaaS, our licensing model is expanding. While our on-premises subscription licensing will remain the same, we are transitioning away from selling only those licenses, in which we offer an array of modular licenses that customers can purchase individually or as a bundle, to SaaS, which will be sold as platform licenses providing, by default, the functionality of multiple core modules. Details are provided in the sections below.

On-Premises Subscription ("OPS")

Our self-hosted product licenses utilize our core technology to deliver features and functionality that allow enterprises to fully understand, secure and benefit from the value of their data. This architecture gives our clients the ability to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license, and the fully integrated nature of our products allows individual products to enhance the functionality of the others. At the same time, the ease of consumption under a subscription-based model has allowed us to deliver on customer demand for a greater number of our licenses, providing our customers more value more quickly while leading to substantial future license upsell and cross-sell opportunities.

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

Software-as-a-Service ("SaaS")

Our SaaS product portfolio currently includes two product lines: (1) our flagship Varonis Data Security Platform, which protects Microsoft 365, Windows file shares, Active Directory, Edge devices (VPN, DNS, proxy), UNIX/Linux and hybrid NAS storage, and (2) DatAdvantage Cloud, which protects SaaS and IaaS environments such as Salesforce, AWS, Azure, Google Drive, Box, GitHub, Zoom, Slack, Jira and Okta.

•Varonis Data Security Platform. The success of our license bundles under the OPS model demonstrated that customers want to utilize and benefit from the majority of Varonis’ core functionality from the start. We know that customers who utilize a higher number of licenses see more value upfront through automation and synergy between modules. Therefore, we drastically simplified our subscription licensing under SaaS, combining five of our most popular licenses into a single Varonis Data Security Platform license. The Varonis Data Security Platform SaaS license will include, by default, the functionality of five core modules: DatAdvantage, DatAlert, Automation Engine, Data Classification Engine and Data Classification Policy Pack. We will no longer refer to these licenses by name; rather, they will be considered built-in functionality of the Varonis Data Security Platform SaaS license. In addition to the functionality mentioned above, the Varonis Data Security Platform SaaS license includes new capabilities not available in our self-hosted product suite. Today, the Varonis Data Security Platform SaaS license includes:

◦Data security posture management (DSPM). Provides customers with real-time visibility of their data security posture across their multi-cloud and on-premises data, helps prioritize remediation efforts, and tracks progress over time.

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

◦User & entity behavior analytics. Profiles users and devices and their associated behaviors with respect to systems and data, detects and alerts on meaningful deviations that indicate compromise. New UEBA threat models are automatically delivered to customers to guard against evolving tactics used by cybercriminals, insiders and advanced persistent threats (APTs).

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

The Protection Packages currently available for the Varonis Data Security Platform SaaS are:

◦Microsoft 365. Includes support for SharePoint Online, OneDrive for Business, Microsoft Teams, and Entra ID (formerly known as Azure AD). Customers can purchase add-on support for Exchange Online.

◦Windows & NAS. Includes support for Windows/CIFS-based file shares and NAS storage such as NetApp and Dell EMC. Customers can purchase add-on support for on-premises Active Directory, UNIX/Linux and Edge devices (VPN, DNS, proxy).

◦Hybrid. Combined support for the protected resources in the Microsoft 365 and Windows & NAS packages.

•Varonis DatAdvantage Cloud. DatAdvantage Cloud is a SaaS platform that helps organizations protect data across SaaS applications and IaaS environments. DatAdvantage Cloud offers functionality similar to our flagship Varonis Data Security Platform including, but not limited to, data security posture management, SaaS security posture management, data classification, data access intelligence, data activity monitoring, data detection and response, and least privilege automation. The protected resources currently available for DatAdvantage Cloud are Salesforce, Google Drive, Box, AWS (including S3), GitHub, Slack, Zoom, Okta, and Jira.

Our Customers

We currently have customers in over 90 countries. Our customers span numerous industries and vary greatly in size, ranging from small and medium businesses to large multinational enterprises and government agencies. Our customers include leading firms in the financial services, public, healthcare, industrial, insurance, technology, energy and utilities, consumer and retail, education and construction and engineering sectors, with hundreds of thousands of employees and petabytes of data.

Services

Maintenance and Support of Subscription and Perpetual Licenses

Maintenance and support associated with a subscription license is included in the Subscriptions revenue line of the statement of operations. Maintenance and support associated with perpetual licenses is included in the Maintenance and services line of the statement of operations. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services.

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

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits as well as generating leads for our channel partners and sales force. We market our software as the Varonis Data Security Platform, a solution for securing and managing enterprise data. We execute our marketing strategy by leveraging a combination of internal marketing professionals, external marketing partners and a network of regional and global channel partners. Our marketing organization is responsible for branding, content creation, demand generation, field marketing and product marketing, and works with our business operations team to support channel marketing and sales support programs. We provide one-on-one and community education and awareness and promote the expanded use of our software. We host in-person or virtual Varonis Connect! customer events across sales regions, as well as free, online technical webinars across multiple regions. We focus our efforts on highly relevant content, events, campaigns and activities that can be leveraged by our channel partners worldwide to extend our marketing reach, such as information regarding product awards and technical certifications, security training, regional seminars and conferences, webinars, podcasts and various other demand-generation activities. Our marketing efforts also include public relations across multiple regions, industry analyst relations, customer marketing, account-based marketing, targeted advertising, extensive content development available through our website and content syndication, and our active blog.

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, as well as expanding our platform to cover new sources of data and developing new products. Use of our products has expanded beyond just data security into threat detection and response, data privacy and data lifecycle management, and we anticipate that customer demand and innovation will drive functionality into additional areas. We regularly release updates to our products which incorporate new features and enhancements to existing ones. We conduct the majority of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent. In addition, we continue to seek opportunities to extend our technological capabilities and grow our business from strategic technological tuck-in acquisitions.

Intellectual Property

We attempt to protect our technology and the related intellectual property under patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. No single intellectual property right is solely responsible for protecting our products. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of December 31, 2023, we had 88 issued patents and 16 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2042. We also had 67 patents issued and 31 applications pending for examination in non-U.S. jurisdictions, and seven pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products.

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

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Competition

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with which we compete in certain use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities on the number of data stores and application that we cover. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain use cases, specifically data migration, data subject access requests and Active Directory security. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, and as these functionalities continue to be recognized as critical to protect enterprise data, we may face increased perceived and real competition from other security and classification technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving market, we anticipate that competition will increase based on customer demand for these types of products.

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering a single, integrated solution and sophisticated automation to address our customers’ needs regarding data security, threat detection and response, data privacy and retention. However, we may not be able to remain unique in this capacity or continue to be able to compete favorably with other providers in the future.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 2,233 employees and independent contractors who developed, marketed, sold and supported our technology solutions, including 989 in the United States, 775 in Israel and 469 in other countries.

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

•Promote Sense of Belonging through Diversity and Inclusion Initiatives. We conduct diversity and code of conduct trainings with employees and managers to share our views on the importance of diversity and the promotion of an inclusive and diverse workplace, where all individuals are respected and feel they belong regardless of their age, race, national origin, gender, religion, disability, sexual orientation or gender identity. We have three Employee Resource Groups, led by our employees, designed to foster connection, understanding and support. We celebrate diversity by recognizing underrepresented groups during Pride month, Hispanic Heritage month, Black History months, among others. We also require all employees to participate in unconscious bias training to improve awareness. We work with diversity focused candidate application platforms to increase access to diverse talent. Our customers are located in over 90 countries and our global workforce operates across cultures, functions, language barriers and time zones to provide them dedicated and ongoing support.

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

•Promote Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving and employee volunteerism in the communities in which we live and work. We partner with several organizations providing life skills trainings, coding and basic IT skills, financial literacy and more; all programs are led by our employees on a volunteering basis. We also provide corporate matching of employee charitable donations and flexible volunteering during work time, letting our employees know that we support the charitable efforts that matter to them.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, recession, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with the upcoming presidential election in the United States, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. For example, in the beginning of 2022, in connection with the war between Russia and Ukraine and related sanctions, we made the decision to exit our Russia business. As 2022 progressed and throughout 2023, the European economy experienced increased economic turmoil that caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been some budgetary tightening and we have started to see longer sales cycles in the region which may negatively impact our results of operations. The United States also experienced a higher inflationary environment, which may put pressure on discretionary spending by our customers, and we may in the future see further lengthening of our sales cycle in the region which could negatively impact our results.

A downturn in any of our leading industries, or a reduction in any revenue-generating vertical, may cause enterprises to react to worsening conditions by reducing their spending on IT. Customers may delay or cancel IT projects, choose to focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of our software are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. In addition, consolidation in certain industries may result in reduced spending on our software. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Consumer rights and obligations under the CCPA were expanded by the California Privacy Rights Act (CPRA) on November 3, 2020. The CPRA took effect on January 1, 2023, along with the Virginia Consumer Data Protection Act; the Colorado Privacy Act and Connecticut Act Concerning Personal Data Privacy and Online Monitoring took effect on July 1, 2023, and the Utah Consumer Privacy Act took effect on December 31, 2023. These laws impose similar obligations on businesses with regard to the use, disclosure and security of personal information, and grant additional rights in that personal information to consumers.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union’s (“EU”) data protection regime, the GDPR, became enforceable on May 25, 2018. Additionally, the United Kingdom has enacted legislation that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit,” has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, the United Kingdom’s government has announced that it is considering revising some aspects of its domestic data protection regime to move further away from the EU approach, and it is unclear how the two regimes will interact after that. In addition, the United Kingdom has issued its own UK-specific International Data Transfer Agreement, together with a UK Addendum to the EU Standard Contractual Clauses, which create further divergence from the EU approach. Depending on how these measures are implemented, and how they are enforced, they may result in substantively different compliance obligations with respect to transfers of personal data out of the United Kingdom and the EU, respectively. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including as related to financial, technology, employees, marketing, sales, etc.) which is used on a daily basis in our operations. In addition, our software involves transmission and processing of our customers’ confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. As a leader in the cyber industry, we may be an attractive target for cyber attackers or other data thieves.

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

Security risks, including, but not limited to, unauthorized use or disclosure of customer data, loss of availability of our SaaS platform offering, cyberattack on our cloud providers theft of proprietary information, theft of intellectual property, theft of internal employee’s PII/PHI information, theft of financial data and financial reports, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem and to improve technologies, may impair our ability to provide services to our customers and protect the privacy of their data, may result in product development delays, may compromise confidential or technical business information, may harm our competitive position, may result in theft or misuse of our intellectual property or other assets and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident, and other liabilities. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. Additionally, on July 26, 2023, the SEC issued a final rule requiring public companies to provide timely disclosure of material cybersecurity incidents. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, we may incur significant liabilities, we could suffer harm to our reputation and competitive position, and our operating results could be negatively impacted.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, as the Company transitions to a predominantly SaaS delivery model that recognizes revenue ratably, we will no longer front-load revenue and, as a result, may present reduced revenues as compared to prior periods. As a result, comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments, which can be performed remotely, into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period and may cause the price of our common stock to decline substantially.

If the transition to a SaaS delivery model fails to yield the benefits that we expect, our results of operations could be negatively impacted.

We successfully completed our transition to a subscription-based business model and are currently transitioning our business to a SaaS delivery model. It is uncertain whether this transition will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue and earnings implications, including on our quarterly results of operations.

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
•we may incur hosting costs at a higher than forecasted rate or our SaaS platform can operate less efficiently than anticipated;
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

We recently launched cloud offerings that allow customers to use hosted software. This launch required, and any future expansion of our cloud-delivered services may require, a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Additionally, market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. It is possible that demand for our cloud offerings will not be as strong as anticipated. Moreover, expansion of our cloud offerings may cause a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of products and services to permit them to make a more thorough evaluation of these new products and services or until industry and marketplace reviews become widely available. In addition, the transition to a SaaS delivery model, and the additional demands involved in selling multiple products as well as new product offerings, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We may be unable to realize the benefits of our investments, or the resources we have committed, toward launching or expanding our cloud-delivered services.

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

Our future success will depend in large part on our ability to, among other things:

• successfully transition to a SaaS delivery model and manage our introduction of cloud-based solutions;
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

We have incurred net losses in each year since our inception, including a net loss of $100.9 million, $124.5 million and $116.9 million in each of the years ended December 31, 2023, 2022 and 2021, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software. In 2023, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products or increased revenue.

Our long-term growth depends, in part, on being able to continue to expand internationally on a profitable basis, which subjects us to risks associated with conducting international operations.

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2023, approximately 75% of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our trade receivable are subject to collection and credit risks. These agreements may include purchase commitments for multiple years of subscription-based software licenses and maintenance services, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers and resellers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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

Our business requires intensive sales and marketing activities. Our sales and marketing personnel are essential to attracting new customers and expanding sales to existing customers, both of which are key to our future growth. We face a number of challenges in successfully expanding our sales force. Our transition to a SaaS delivery model, and the additional demands involved in selling our platform, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We must locate and hire a significant number of qualified individuals, and competition for such individuals is intense. In addition, as we expand into new markets with which we have less familiarity and develop existing territories, we will need to recruit individuals who have skills particular to a certain geography or territory, and it may be difficult to find candidates with those qualifications. We may be unable to achieve our hiring or integration goals due to a number of factors, including, but not limited to, the challenge in remotely recruiting employees and adequately training them, the number of individuals we hire, challenges in finding individuals with the correct background due to increased competition for such hires, increased attrition rates among new hires and existing personnel as well as the necessary experience to sell the Varonis Data Security Platform rather than individual software products. Furthermore, based on our past experience in mature territories, it can take up to 12 months before a new sales force member is trained and operating at a level that meets our expectations. We invest significant time and resources in training new members of our sales force, and we may be unable to achieve our target performance levels with new sales personnel as rapidly as we have done in the past, or at all, due to larger numbers of hires or lack of experience training sales personnel to operate in new jurisdictions or because of the remote hiring and training process. Our failure to hire a sufficient number of qualified individuals, to integrate new sales force members within the time periods we have achieved historically or to keep our attrition rates at levels comparable to others in our industry may materially impact our projected growth rate.

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

While we extend our technological capabilities though innovation and strategic transactions, including our recently announced Managed Data Detection and Response and cloud-based solutions, we cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to extend our technological expertise and develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

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

If we fail to anticipate market requirements or stay abreast of technological changes, we may be unable to successfully introduce new products, expand the functionality of our current products or convince our customers and potential customers of the value of our solutions in light of new technologies. In addition, it is possible that our product innovations, including our recently announced Managed Data Detection and Response and cloud-based solutions, may not provide satisfactory results to our customers. Accordingly, our business, results of operations and financial condition could be materially and adversely affected.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their agreements or not buy additional products in the future, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the years ended December 31, 2023, 2022 and 2021 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

Because we derive the vast majority of our revenues and cash flows from sales of a single platform of products, failure of the products in the platform to satisfy customers or to achieve increased market acceptance would adversely affect our business.

In 2023, we generated substantially all of our revenues from sales of DatAdvantage, DatAlert, Data Classification Engine, DataPrivilege and Data Transport Engine. We expect to continue to derive the majority of our revenues from sales relating to these products in the future. As such, market acceptance of these products is critical to our continued success. Demand for our platform of products is affected by a number of factors, some of which are outside of our control, including continued market acceptance of our software by referenceable accounts for existing and new use cases, technological change and growth or contraction in our market. We expect the proliferation of enterprise data to lead to an increase in the data analysis demands, and data security and retention concerns, of our customers, and our software, including the software underlying the Varonis Data Security Platform, may not be able to scale and perform to meet those demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our software, our business, operations, financial results and growth prospects will be materially and adversely affected.

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

We incorporate machine learning and artificial intelligence (“AI”) solutions into parts of our platform, offerings, services and features, and these applications may become more important in our operations over time. AI technologies, including generative AI, are complex and rapidly evolving, and we face competition from other companies as well as an evolving regulatory landscape. Several jurisdictions around the globe, including Europe and the United States, have already proposed or enacted laws governing AI, and we may need to commit significant resources to maintain business practices that comply with the evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly and successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

As of December 31, 2023, we had 88 issued patents in the United States and 16 pending U.S. patent applications. We also had 67 patents issued and 31 applications pending for examination in non-U.S. jurisdictions, and seven pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

The industries in which we operate, such as data security, cybersecurity, compliance, data retention and data governance are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Successful claims of infringement or misappropriation by a third-party could prevent us from distributing certain products, performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services.

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

As of December 31, 2023, we have accumulated a $103.8 million federal NOL since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the fourth quarter of 2023, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs or tax credits are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of December 31, 2023, we had $253.0 million outstanding aggregate principal amount of 2025 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

We operate on a global basis and political, social, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we do business and have operations in Israel, Brazil and Ukraine. Continued political and social instability and war in these regions, and any other areas in the world where we have operations, may affect our business and operations in those and other neighboring regions.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of December 31, 2023, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities, and a number of state and non-state actors have publicly committed to its destruction. In addition, Israel is currently in a war and recently experienced social unrest in connection with the judiciary reform bill. Security, political and economic conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Iran, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

Some of our employees in Israel are obligated to perform routine military reserve duty in the Israel Defense Forces, depending on their age and position in the armed forces. Furthermore, they have been and may in the future be called to active reserve duty at any time under emergency circumstances for extended periods of time. Currently, due to the war in Israel that began on October 7, 2023, a portion of our employees have been called to active reserve duty and additional employees may be called in the future, if needed. It is possible that our operations could be disrupted if this continues for a significant period of time or if the situation further deteriorates, including, among other things, an expansion of the war to other countries, damage to critical infrastructure and general unrest, which could harm our business.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of December 31, 2023, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of December 31, 2023, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.8 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved comments from the SEC staff.

Item 1C.	Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, sensitive financial information and personal identifiable information (“Information Systems and Data”).

The Chief Information Security Officer (“CISO”) and the information security team that reports to the CISO help identify, assess and manage our cybersecurity and privacy threats and risks, including through the use of our external and internal risk assessments. The CISO and the information security team identify and assess risks from cybersecurity threats by monitoring and evaluating our networks, data and our risk profile using various methods including, among other things, manual tools, automated tools, analyzing reports of threats and actors, conducting scans of the computer networks, internal and/or external audits (including compliance audits with respect to ISO (27001, 27017, 27018, and 27701) for our corporate and cloud based software solutions and SOC 2, PCI DSS and HIPAA with respect to our cloud based software solutions), conducting assessments for potential internal and external threats, third-party-conducted risk assessments, conducting vulnerability assessments, third-party-conducted red/blue team testing and tabletop incident response exercises and subscribing to reports and services providing cybersecurity threat intelligence.

Depending on the environment, we implement and maintain various technical, physical and administrative processes, measures, standards and policies designed to manage and mitigate risks from cybersecurity threats to our Information Systems and Data, including, among other things, incident detection and response plan and procedures, a vulnerability management policy, disaster recovery/business continuity plans, risk assessments, cryptography, network security controls, secured remote access, access controls, change management, physical security, asset management, secured software development lifecycle, logging and monitoring, third-party risk management programs, security awareness trainings, third-party- and company penetration testing, cybersecurity insurance and dedicated cybersecurity staff. We use our own software to help further mitigate the risk of a material cybersecurity incident. In addition, our Varonis Data Security Platform is deployed internally as part of our insider threat, data security posture, security operations and compliance management programs.

Our assessment and management of material risks from cybersecurity and privacy threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk register. In addition, the information security team works with management to prioritize our risks that are more likely to have a material impact on our business and our CISO evaluates material risks from cybersecurity threats against our overall business objectives and reports to the technology committee of the board of directors (the “technology committee”) and the board of directors. In addition, the audit committee of the board of directors (the “audit committee”) oversees our overall enterprise risk management program and receives semi-annual updates on cybersecurity and privacy threat-related risks as part of such program.

We use third-party service providers to assist us from time to time to identify, assess and manage material risks from cybersecurity threats, including, among other things. cybersecurity consultants, cybersecurity software providers, penetration testing firms and other professional services firms.

We use third-party service providers to perform a variety of functions throughout our business, such as SaaS providers and cloud hosting companies. We have a vendor management program designed to manage cybersecurity and privacy risks associated with our use of these providers. The program includes risk assessments for vendors security questionnaires, review of the vendor’s written security program, review of security assessments and reports, audits, and vulnerability scans related to the vendor and imposition of information contractual obligations on the vendor. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity and privacy on the provider.

For a description of the risks from cybersecurity threats that may have a material affect on us, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Security breaches, cyberattacks or other cyber-risks of our IT and production systems could expose us to significant liability and cause our business and reputation to suffer and harm our competitive position.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The technology committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The technology committee meets quarterly with members of management, including our CISO, Chief Information Officer ("CIO"), Chief Technology Officer or Senior Vice President of Engineering, as applicable, to discuss cybersecurity developments, significant cybersecurity threats and risks and the processes we have implemented to address them. The audit committee also receives presentations related to cybersecurity threats, risk and mitigation on a semi-annual basis unless more frequent discussions are necessary. The board of directors also receives a presentation from our CISO or CIO on our cybersecurity measures and risks at least annually.

Our cybersecurity risk assessment and management processes are implemented and maintained by our CISO. Guy Shamilov, our CISO for the last seven years, has been a chief information security officer for eight years and is certified by Certified Information Systems Security Professional (CISSP), among other technical certifications he holds with respect to cybersecurity. He has worked over the last twenty years in the security industry, and prior to working with us, he was CISO of Tata Consultancy Services, Deputy Chief Information Security Officer of Traiana, Information Security Manager of Logic Industries, Senior Information Security Specialist of Migdal Group and Information Security and System Administrator at Matrix. Our CISO oversees the implementation and compliance of our information security standards and mitigation of information security related risks.

Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel. Our CISO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Security Management, the Chief Executive Officer, the Chief Financial Officer, the General Counsel, the CIO and other senior members of the Company. Such individuals work with our incident response team to help us assess, mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan includes reporting to the technology committee of the board of directors for certain cybersecurity incidents.

Item 2.	Properties

We have offices in Herzliya, Israel where we employ the majority of our research and development team and a portion of our support and general and administrative teams. We also have offices in North Carolina and Cork, Ireland which serve as our primary U.S. and EMEA customer support and inside sales center, respectively. Additionally, we have an office in New York City and smaller offices in Arizona, France, the United Kingdom, Oregon, Australia, Germany, Virginia, the Netherlands, Singapore and Luxembourg which serve as regional sales offices and some of which are customer support centers. Our office space is primarily leased, the majority of which is under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

Stockholders

As of January 24, 2024 there were six stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Issuance of Unregistered Securities

On October 30, 2023, we issued 34,401 shares of our Common Stock to a founder of Polyrize. Such issuance was a portion of the consideration paid to the founder in connection with the acquisition, and it was in lieu of a cash payment that otherwise would have been paid to him. Such shares were issued in reliance upon the exemption from registration available under Regulation S as the issuance of our securities was to individuals that were non-U.S. persons.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2018 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 29, 2023, the last trading day of our 2023 fiscal year, was $45.28 per share.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Varonis Systems, Inc.
NASDAQ Composite
NASDAQ Computer

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Varonis Systems, Inc.	$100.00	$146.90	$309.28	$276.64	$135.77	$256.79
NASDAQ Composite	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24
NASDAQ Computer	$100.00	$150.34	$225.48	$310.84	$199.64	$332.34

Purchase of Equity Securities by Issuer and Affiliated Purchasers

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program

expired on October 31, 2023. We completed our intended repurchases under the Share Repurchase Program as of September 30, 2023 and, therefore, do not have any share repurchase activity during the quarter ended December 31, 2023.

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

The Transition to a SaaS Delivery Model

In response to the evolving needs of our customers and the growing threat landscape, we have begun our strategic transition to a SaaS delivery model. This transition is driven by the increased importance of a data-centric approach to security and the demand for comprehensive protection in the face of heightened cyber risks, collaboration across multiple platforms, the adoption of generative AI tools and the necessity for compliance. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated protection. We believe our offering provides comprehensive data coverage and our ability to address this demand will become key driver of our growth.

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for several cloud applications and infrastructure. On October 31, 2022 we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform will be transformational. The advantages include: quicker and easier deployment and maintenance of solutions with reduced infrastructure and personnel requirements; a lower total cost of ownership; faster deployment of risk assessments, which is the core of our sales motion; enhanced threat detection; continual threat model updates; increased automation for securing data in place; and the ability to deliver additional features and functionality to customers more efficiently.

Recognizing the potential of a SaaS business model, we plan to transition to a predominately SaaS delivery model over the next several years. We expect our flagship Varonis Data Security Platform as a SaaS to grow significantly over this time and become the primary driver of our revenues. During this transition, we expect our revenues to be negatively impacted due to revenue recognition accounting treatment headwinds associated with the increase in SaaS sales and existing customer conversions to SaaS. These revenue headwinds will be dependent on the pace of the transition.

Overview

Varonis is a leader in data security as, since we started operations in 2005, we recognized that an enterprise's capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change the global economy and the risk profiles of corporations and governments. Our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, energy and utilities, consumer and retail, education and construction and engineering sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by focusing on the quality and reliability of our customer service and support to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for more than 40 of the most critical on-premises and cloud data stores and applications and our renewal rate continued to be over 90% for the year ended December 31, 2023.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the year ended December 31, 2023, approximately 75% of our revenues were derived from North America, while approximately 22% of our revenues were derived from EMEA and approximately 3% from ROW. Additionally, despite the revenue recognition headwinds from the accounting treatment associated with the positive trend of our increase in SaaS mix and existing customer conversions to SaaS, total revenues still grew approximately 5% for the year ended December 31, 2023 compared with the year ended December 31, 2022. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. During 2022 and throughout 2023, however, our operations around the world were negatively impacted by the broader macroeconomic conditions, including a higher inflation and interest rate environment, a general economic slowdown, the weakening of the Euro and the Pound Sterling and the exit of our Russia business. As a result, we have seen changes in customer buying patterns including, some budgetary tightening and longer sales cycles, a trend which may continue for the foreseeable future.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During 2023, we have continued to grow our revenues despite revenue recognition accounting treatment headwinds associated with the increase in SaaS mix and existing customer conversions to SaaS. For the years ended December 31, 2023, 2022 and 2021, our subscription revenues were $400.9 million, $366.1 million and $270.8 million, respectively. For the years ended December 31, 2023, 2022 and 2021, our total revenues were $499.2 million, $473.6 million and $390.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we had operating losses $117.2 million, $121.2 million and $98.7 million and net losses of $100.9 million, $124.5 million and $116.9 million, respectively.

Instability in the Middle East

Due to the war that began on October 7, 2023, a portion of our employees in Israel have been called to active reserve duty and additional employees may be called in the future, if needed. The Company has a business continuity plan and will remain aware and responsive to the evolving situation. However, it is possible that some of our operations in the region may be disrupted if the situation deteriorates.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active term-based subscription license contracts, SaaS contracts and maintenance contracts in effect at the end of that period. Subscription license contracts, SaaS contracts and maintenance contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365.

As of December 31, 2023, 2022 and 2021, ARR was $543.0 million, $465.1 million and $387.1 million, respectively, an increase of 17% and 20% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of maintenance contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS Delivery Model and SaaS as a Percentage of ARR

Over the last two years, we have strategically expanded our offering to include SaaS solutions. Recognizing the established benefits of SaaS for both customers and us, we plan to transition our business to a predominantly SaaS delivery model over the next several years. Due to differences in the revenue recognition accounting treatment, an increase in SaaS mix and existing customer conversions to SaaS produce revenue headwinds which may cause significant variation in the reported revenues for a given period compared to the same period in the previous year. As of December 31, 2023, SaaS as a percentage of total ARR was approximately 23% and we expect this percentage to increase as we continue the transition to a SaaS delivery model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced. RPO was $378.2 million as of December 31, 2023. We expect RPO to continue to increase in absolute dollars as we transition to a predominately SaaS delivery model.

Components of Operating Results

Revenues

Subscription Revenues. Subscription revenues consist primarily of subscription licenses and SaaS revenues. Subscription licenses are sold on-premises and are recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. Over the last two years, the Company began to offer SaaS solutions to its customers, including its (i) flagship Data Security Platform as a SaaS that was previously only sold as a self-hosted solution, (ii) DatAdvantage Cloud hosted solution and (iii) Data Classification Cloud. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. Over the next several years, we expect SaaS revenues to grow considerably and become the primary driver of our revenues. Conversions from a license sold on-premises to our SaaS offering are accounted for on a pro-rata prospective basis. Due to the transition to a predominately SaaS business model, the timing of renewals and renewal rates, we could produce significant variation in the revenues we recognize in a given period.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the years ended December 31, 2023, 2022 and 2021 continued to be over 90%. We do not expect perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage as our newer solutions can provide remediation in more automated ways. As such, maintenance and services revenues are expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from subscription licenses and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2023	2022	2021
	(as a percentage of total revenues)
Revenues:
Subscriptions	80.3%	77.3%	69.4%
Maintenance and services	19.7%	22.7%	30.6%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 90 countries.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our customer support, customer success and services employees; third-party hosting fees; amortization of acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to these costs as they are incurred and expect that these costs will increase in absolute dollars as we continue to invest in our customer success and support teams, move to a SaaS delivery model and support the underlying programs that play a critical role in maintaining our high renewal rate.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. As we transition to a predominately SaaS-based company, we expect this seasonality to decrease due to differences in the revenue recognition accounting treatment.

Operating Expenses

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

 Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of interest income, foreign exchange gains or losses, amortization of debt discount and issuance costs and interest expense. Interest income represents interest received on our cash, cash equivalents, marketable securities, deposits and amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt discount and issuance costs relate to the 2025 Notes we issued in May 2020. Interest expense consists of the contractual interest expenses associated with the 2025 Notes.

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

In addition, we are subject to the regular examinations of our income tax returns by different tax authorities. For example, we are currently subject to a withholding tax audit in Israel and a state tax audit in the United States. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Statement of Operations Data:
Revenues:
Subscriptions	$400,907	$366,144	$270,832
Maintenance and services	98,253	107,490	119,302
Total revenues	499,160	473,634	390,134
Cost of revenues	71,751	69,836	59,399
Gross profit	427,409	403,798	330,735
Operating expenses:
Research and development	183,838	177,881	137,882
Sales and marketing	277,893	275,090	230,314
General and administrative	82,901	72,055	61,233
Total operating expenses	544,632	525,026	429,429
Operating loss	(117,223)	(121,228)	(98,694)
Financial income (expense), net	30,305	10,413	(12,145)
Loss before income taxes	(86,918)	(110,815)	(110,839)
Income taxes	(13,998)	(13,703)	(6,022)
Net loss	$(100,916)	$(124,518)	$(116,861)

	Year Ended December 31,
	2023	2022	2021
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Subscriptions	80.3%	77.3%	69.4%
Maintenance and services	19.7	22.7	30.6
Total revenues	100.0	100.0	100.0
Cost of revenues	14.4	14.7	15.2
Gross profit	85.6	85.3	84.8
Operating expenses:
Research and development	36.8	37.6	35.4
Sales and marketing	55.7	58.1	59.0
General and administrative	16.6	15.2	15.7
Total operating expenses	109.1	110.9	110.1
Operating loss	(23.5)	(25.6)	(25.3)
Financial income (expense), net	6.1	2.2	(3.1)
Loss before income taxes	(17.4)	(23.4)	(28.4)
Income taxes	(2.8)	(2.9)	(1.6)
Net loss	(20.2)%	(26.3)%	(30.0)%

Comparison of Years Ended December 31, 2023 and 2022

Revenues

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Revenues:
Subscriptions	$400,907	$366,144	9.5%
Maintenance and services	98,253	107,490	(8.6)%
Total revenues	$499,160	$473,634	5.4%

	Year Ended December 31,
	2023	2022
	(as a percentage of total revenues)
Revenues:
Subscriptions	80.3%	77.3%
Maintenance and services	19.7%	22.7%
Total revenues	100.0%	100.0%

For the year ended December 31, 2023, our revenues increased 5% compared to the year ended December 31, 2022 despite the positive trend of increased SaaS mix and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition. Subscription revenues increased 9% from $366.1 million for the year ended December 31, 2022 to $400.9 million for the year ended December 31, 2023. The increase in subscription revenues was driven by existing customers expanding their deployment, new customer acquisitions and our high renewal rate. ARR was $543.0 million and $465.1 million as of December 31, 2023 and 2022, respectively, representing an increase of 17%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to subscription licenses despite our renewal rate continuing to be over 90% for each of the years ended December 31, 2023 and 2022, as well as newer solutions providing remediation in more automated ways, requiring less professional services. As a result, we expected, and continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Cost of revenues	$71,751	$69,836	2.7%

	Year Ended December 31,
	2023	2022
	(as a percentage of total revenues)
Total gross margin	85.6%	85.3%

The increase in cost of revenues was primarily related to a $3.5 million increase in third-party hosting costs associated with our transition to a SaaS delivery model. This is partially offset by a decrease of $1.5 million in salaries and benefits and stock-based compensation expense.

Operating Expenses

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Operating expenses:
Research and development	$183,838	$177,881	3.3%
Sales and marketing	277,893	275,090	1.0%
General and administrative	82,901	72,055	15.1%
Total operating expenses	$544,632	$525,026	3.7%

	Year Ended December 31,
	2023	2022
	(as a percentage of total revenues)
Operating expenses:
Research and development	36.8%	37.6%
Sales and marketing	55.7%	58.1%
General and administrative	16.6%	15.2%
Total operating expenses	109.1%	110.9%

The increase in research and development expenses was primarily related to a $2.6 million increase in salaries and benefits and stock-based compensation expense for our employees as part of our focus on enhancing and developing our existing and new products. The increase is also due to a $2.1 million increase in third-party hosting costs associated with our transition to a SaaS delivery model and a $1.3 million increase in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to a $3.3 million increase in third-party hosting costs associated with our transition to a SaaS delivery model and a $1.5 million increase related to general sales and marketing expenses, including increased travel and marketing events. This is partially offset by a decrease of $1.6 million in salaries and benefits and stock-based compensation expense for our sales force and commissions on customer orders and a decrease of $0.4 million in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $10.9 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Financial income, net	$30,305	$10,413	191.0%

The increase in financial income, net was primarily due to higher interest income, partially offset by less foreign currency gains.

Income Taxes

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Income taxes	$(13,998)	$(13,703)	(2.2)%

Income taxes for the year ended December 31, 2023, including the increase in income taxes, were comprised of foreign and U.S. income taxes.

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

Comparison of Years Ended December 31, 2022 and 2021

For a comparison of our results of operations for the years ended December 31, 2022 and 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023, which comparative information is herein incorporated by reference.

Seasonality and Quarterly Trends

When selling on-premises subscription products, our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of purchasing trends, demand for our products and services is typically slowest in the first quarter, resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. Our gross margins and operating margins have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. Our expenses, which do not vary directly with revenues, and the seasonal pattern described above have an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. We expect the impact of these seasonal patterns to decline as we sell more of our SaaS offering to new customers and transition our existing customers to our SaaS platform. The majority of our expenses are personnel-related costs, which consist of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2023 and 2022. For a discussion of our liquidity and capital resources and our cash flow activities for the fiscal year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2023, which discussion is herein incorporated by reference.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$59,416	$11,871
Net cash used in investing activities	(143,076)	(374,251)
Net cash used in financing activities	(53,400)	(75,581)
Decrease in cash and cash equivalents	$(137,060)	$(437,961)

On December 31, 2023, our cash and cash equivalents, short-term marketable securities and short-term deposits of $533.7 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

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

For 2023, cash provided by operating activities were $59.4 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential revenue in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For 2023, sources of cash inflows were $73.8 million, which included our net loss of $100.9 million, offset by non-cash charges of $174.7 million. Additional sources of cash inflows were from changes in our working capital, including a $69.9 million increase in deferred revenues and a $0.5 million increase in other long-term liabilities. This was partially offset by a $43.4 million increase in prepaid expenses and other current assets (including deferred commissions) and a $33.1 million increase in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2023 was 82 and 72, respectively. Other sources of cash outflows were from a $5.3 million decrease in accrued expenses and other liabilities, a $2.3 million decrease in trade payables and a $0.6 million decrease in other long-term assets.

For 2022, cash provided by operating activities were $11.9 million. For 2022, sources of cash inflows were $63.2 million, which included our net loss of $124.5 million, offset by non-cash charges of $187.7 million. Additional sources of cash inflows were from changes in our working capital, including a $5.3 million increase in deferred revenues, a $1.4 million increase in other long-term liabilities and a $0.5 million decrease in other long-term assets. This was partially offset by a $28.2 million increase in prepaid expenses and other current assets (including deferred commissions) and a $18.8 million increase in accounts receivable. Our DSO for the three months and year ended December 31, 2022 was 79 and 70, respectively. Other sources of cash outflows were from a $9.1 million decrease in accrued expenses and other liabilities and a $2.4 million decrease in trade payables.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2023, net cash used in investing activities of $143.1 million was primarily attributable to net investments of $216.6 million in marketable securities and $5.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space. This was partially offset by net proceeds of $78.6 million in deposits.

During 2022, net cash used in investing activities of $374.3 million was primarily attributable to net investments of $236.3 million in marketable securities, $126.6 million in net deposits and $11.4 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space.

Financing Activities

In 2023, net cash used in financing activities of $53.4 million was attributable to $43.5 million of repurchases of common stock and $21.4 million in taxes paid related to net share settlement of equity awards, partially offset by $11.5 million of proceeds from employee stock plans.

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

Share Repurchase Program

In October 2022, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. We have completed our intended repurchases and the Share Repurchase Program expired on October 31, 2023.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2023 for the upcoming years were as follows:

	Payments Due by Period
	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Operating lease obligations	$11,839	$11,276	$9,956	$9,844	$9,791	$14,057	$66,763

We have obligations related to unrecognized tax benefit liabilities totaling $23.7 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2025 totaling $3.1 million and an additional $52.9 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that our accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

Subscription software that is sold on-premises is recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included within the subscriptions line of the consolidated statements of operations. Our SaaS offerings allow customers to use hosted software, and our revenue is recognized ratably over the associated contract period. Conversions from a license sold on-premises to our SaaS offering are accounted for on a pro-rata prospective basis.

We recognize revenues from maintenance agreements ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the new term with the revenues recognized ratably over the contract period.

Revenues from professional services consist mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or once the service term has expired.

We enter into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The license is distinct upon delivery as the customer can derive the economic benefit of the software without any professional services, updates or technical support. We allocate the transaction price to each performance obligation based on our relative standalone selling price out of the total consideration of the contract. For maintenance included in subscription licenses, we determine the standalone selling prices based on the price at which we separately sell a renewal contract. For professional services, we determine the standalone selling prices based on the price at which we separately sell those services. For software licenses included in subscription licenses, we use the residual approach to determine the standalone selling prices due to the lack of history of selling software license on a standalone basis and the highly variable sales price.

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance. Deferred revenues are recognized as (or when) we perform under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $108.4 million for the year ended December 31, 2023.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced. Our remaining performance obligations were $378.2 million as of December 31, 2023, of which we expect to recognize approximately 57% as revenue over the next 12 months and the remainder thereafter.

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

Accounting for Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. We recognize compensation expenses for the value of our equity awards granted based on the straight-line method over the requisite service period of each of the awards. In addition, we grant performance stock units to certain employees. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. We recognize share-based compensation expense for the performance stock units on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. We account for forfeitures as they occur for all stock-based awards.

Convertible Senior Notes:

We account for our convertible senior notes in accordance with ASC 470-20 "Debt with Conversion and Other Options." Prior to the adoption of ASU 2020-06 on January 1, 2022, we separated the 2025 Notes into liability and equity components. Following the adoption of ASU 2020-06 on January 1, 2022, which we elected to adopt using a modified retrospective approach, we no longer separate the 2025 Notes into liability and equity components. The cumulative effect of the accounting change as of January 1, 2022 was a decrease to accumulated deficit of $8.6 million, a decrease in additional paid-in capital of $30.8 million and an increase in liabilities of $22.1 million on our consolidated balance sheets. Comparative prior year periods were not adjusted. In connection with the adoption, we calculated an effective interest rate of 1.87%.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting the ASU on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. We are currently evaluating the effect of adopting the ASU on our disclosures.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the years ended December 31, 2023 and 2022 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2023, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

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

Interest Rate Risk

We had cash and cash equivalents, short-term marketable securities and short-term deposits of $533.7 million as of December 31, 2023. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase in interest rates would not have a material impact on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Revenue Recognition - Evaluation of standalone selling price of subscription licenses

Description of the Matter

As described in Note 2h to the consolidated financial statements, the Company generates revenues, among others, from subscription licenses (which includes subscription software and maintenance). Subscription license revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period.

Subscription software is recognized at the point in time when the software license has been delivered and the benefit of the asset has been transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement.

The Company does not sell subscription software on a standalone basis. In addition, the Company's selling prices of the subscription licenses are highly variable. Therefore, the Company established standalone selling price of the subscription software using a residual approach, based on observable standalone selling prices of maintenance contracts.

Auditing the Company’s determination of the standalone selling price of subscription license performance obligations (subscription software and maintenance) was challenging and complex due to the effort and high degree of judgment required to evaluate the highly variable selling prices of the subscription license. Since the Company uses the residual approach based on observable standalone selling prices of maintenance contracts, any changes to the maintenance included in subscription licenses fee could have a significant impact on the determination of the standalone selling price of subscription software, impacting the amount and timing of revenues recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s determination of the standalone selling price of subscription license performance obligations (subscription software and maintenance) and management's determination that subscription license pricing is highly variable.

We evaluated management’s analysis of the standalone selling price determination of subscription license performance obligations (subscription software and maintenance) and the related management's highly variable determination, by performing, among others, testing the completeness and accuracy of management’s analysis and underlying data by tracing a selection of data points from contracts to management's analysis. We also tested the mathematical accuracy of management’s related calculations.

Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2007.
Tel-Aviv, Israel
February 6, 2024

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, Varonis Systems, Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 6, 2024, expressed an unqualified opinion thereon.

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

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 6, 2024

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$230,740	$367,800
Marketable securities	253,175	236,338
Short-term deposits	49,800	128,350
Trade receivables (net of allowance of $1,487 and $3,453 at December 31, 2023 and December 31, 2022, respectively)	169,116	135,979
Prepaid expenses and other current assets	64,326	37,190
Total current assets	767,157	905,657
Long-term assets:
Long-term marketable securities	211,063	—
Operating lease right-of-use assets	51,838	56,772
Property and equipment, net	33,964	39,043
Intangible assets, net	1,263	2,788
Goodwill	23,135	23,135
Other assets	15,490	16,337
Total long-term assets	336,753	138,075
Total assets	$1,103,910	$1,043,732

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$672	$2,962
Accrued expenses and other short-term liabilities	125,057	115,231
Deferred revenues	181,049	110,550
Total current liabilities	306,778	228,743
Long-term liabilities:
Convertible senior notes, net	250,477	248,963
Operating lease liabilities	51,313	57,627
Deferred revenues	886	1,503
Other liabilities	4,808	4,771
Total long-term liabilities	307,484	312,864

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2023 and December 31, 2022; Issued and outstanding: 109,103,721 shares at December 31, 2023 and 107,673,052 shares at December 31, 2022	109	108
Accumulated other comprehensive loss	(8,649)	(9,557)
Additional paid-in capital	1,142,578	1,055,048
Accumulated deficit	(644,390)	(543,474)
Total stockholders’ equity	489,648	502,125
Total liabilities and stockholders’ equity	$1,103,910	$1,043,732

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2023	2022	2021
Revenues:
Subscriptions	$400,907	$366,144	$270,832
Maintenance and services	98,253	107,490	119,302
Total revenues	499,160	473,634	390,134
Cost of revenues	71,751	69,836	59,399
Gross profit	427,409	403,798	330,735

Operating expenses:
Research and development	183,838	177,881	137,882
Sales and marketing	277,893	275,090	230,314
General and administrative	82,901	72,055	61,233
Total operating expenses	544,632	525,026	429,429
Operating loss	(117,223)	(121,228)	(98,694)
Financial income (expense), net	30,305	10,413	(12,145)
Loss before income taxes	(86,918)	(110,815)	(110,839)
Income taxes	(13,998)	(13,703)	(6,022)
Net loss	$(100,916)	$(124,518)	$(116,861)
Net loss per share of common stock, basic and diluted	$(0.92)	$(1.14)	$(1.11)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	109,141,894	109,281,368	105,305,957

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	December 31,
	2023	2022	2021
Net loss	$(100,916)	$(124,518)	$(116,861)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	1,547	(300)	(7)
Income on marketable securities reclassified into earnings, net of tax	401	23	4
	1,948	(277)	(3)

Unrealized income (loss) on derivative instruments, net of tax	13,216	(19,181)	5,616
Loss (income) on derivative instruments reclassified into earnings, net of tax	(14,256)	3,818	(8,901)
	(1,040)	(15,363)	(3,285)
Total other comprehensive income (loss)	908	(15,640)	(3,288)

Comprehensive loss	$(100,008)	$(140,158)	$(120,149)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2021	95,456,862	$95	$395,347	$9,371	$(310,742)	$94,071
Issuance of Common stock in connection with follow-on offering, net of issuance costs of $17,466	7,961,538	8	500,026	—	—	500,034
Stock-based compensation expense	—	—	109,779	—	—	109,779
Common stock issued under employee stock plans	4,090,696	5	13,897	—	—	13,902
Taxes paid related to net share settlement of equity awards	—	—	(1,044)	—	—	(1,044)
Realized and unrealized loss on derivative instruments, net of tax	—	—	—	(3,285)	—	(3,285)
Unrealized loss on available for sale securities, net of tax	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(116,861)	(116,861)
Balance as of December 31, 2021	107,509,096	108	1,018,005	6,083	(427,603)	596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	142,862	—	—	142,862
Common stock issued under employee stock plans	3,078,402	3	12,493	—	—	12,496
Taxes paid related to net share settlement of equity awards	—	—	(31,076)	—	—	(31,076)
Repurchase of common stock	(2,914,446)	(3)	(56,442)	—	—	(56,445)
Realized and unrealized loss on derivative instruments, net of tax	—	—	—	(15,363)	—	(15,363)
Unrealized loss on available for sale securities, net of tax	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	(124,518)	(124,518)
Balance as of December 31, 2022	107,673,052	108	1,055,048	(9,557)	(543,474)	502,125
Stock-based compensation expense	—	—	139,819	—	—	139,819
Common stock issued under employee stock plans	2,931,316	2	12,647	—	—	12,649
Taxes paid related to net share settlement of equity awards	—	—	(21,415)	—	—	(21,415)
Repurchase of common stock	(1,500,647)	(1)	(43,521)	—	—	(43,522)
Realized and unrealized loss on derivative instruments, net of tax	—	—	—	(1,040)	—	(1,040)
Unrealized income on available for sale securities, net of tax	—	—	—	1,948	—	1,948
Net loss	—	—	—	—	(100,916)	(100,916)
Balance as of December 31, 2023	109,103,721	$109	$1,142,578	$(8,649)	$(644,390)	$489,648

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(100,916)	$(124,518)	$(116,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,703	12,176	10,888
Stock-based compensation	139,819	142,862	109,779
Amortization of deferred commissions	21,531	22,264	14,147
Noncash operating lease costs	9,468	9,305	8,232
Amortization of debt discount and issuance costs	1,514	1,486	6,870
Amortization of premium and accretion of discount on marketable securities	(9,354)	(344)	—
Gain from sale of property and equipment	—	(21)	—
Changes in assets and liabilities:
Trade receivables	(33,137)	(18,800)	(22,950)
Prepaid expenses and other current assets	(21,459)	(6,161)	(506)
Deferred commissions	(21,964)	(22,033)	(21,151)
Other long-term assets	(577)	502	1,404
Trade payables	(2,290)	(2,362)	4,474
Accrued expenses and other short-term liabilities	(5,278)	(9,115)	5,850
Deferred revenues	69,882	5,266	5,421
Other long-term liabilities	474	1,364	1,581
Net cash provided by operating activities	59,416	11,871	7,178

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	301,350	41,600	34,117
Investment in marketable securities	(517,948)	(277,871)	—
Proceeds from short-term and long-term deposits	214,444	15,961	80,752
Investment in short-term and long-term deposits	(135,823)	(142,566)	(50,000)
Proceeds from sale of property and equipment	—	21	—
Purchases of property and equipment	(5,099)	(11,396)	(10,490)
Net cash provided by (used in) investing activities	(143,076)	(374,251)	54,379

Cash flows from financing activities:
Proceeds from employee stock plans	11,537	11,940	11,121
Taxes paid related to net share settlement of equity awards	(21,415)	(31,077)	(1,043)
Repurchase of common stock	(43,522)	(56,444)	—
Proceeds from follow-on offering, net	—	—	500,034
Net cash provided by (used in) financing activities	(53,400)	(75,581)	510,112
Increase (decrease) in cash and cash equivalents	(137,060)	(437,961)	571,669
Cash and cash equivalents at beginning of period	367,800	805,761	234,092
Cash and cash equivalents at end of period	$230,740	$367,800	$805,761

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,089	$7,354	$8,507
Cash paid for interest	$3,196	$3,167	$3,168
Lease liabilities arising from obtaining right-of-use assets	$3,166	$1,625	$22,156

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

The Company's software specializes in data security, threat detection and response and data privacy and compliance. Varonis software enables enterprises of all sizes and industries to protect data stored in the cloud and on-premises including: sensitive files and emails; confidential personal data belonging to customers, patients and employees; financial records; source code, strategic and product plans; and other intellectual property. Recognizing the challenge of protecting data with growing volume, velocity, and variety, the Company has built an integrated platform to simplify and streamline data security, threat detection and response, and data privacy and compliance.

The Company offers coverage for more than 40 of the most mission-critical cloud and on-premises data stores, SaaS applications and cloud infrastructures. In 2022, Varonis announced the availability of its flagship Varonis Data Security Platform as a SaaS, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities that help customers prevent data breaches.

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

The broad applicability of the Company's technology has resulted in its customers deploying its software for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; data security posture management; SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection; automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to evaluation of standalone selling price of subscription licenses, accounts receivable and credit loss allowances, fair values of stock-based awards, deferred taxes and income tax uncertainties, and contingent liabilities. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

b.	Financial Statements in U.S. Dollars:

Most of the Company's revenues and costs are denominated in United States dollars (“dollars”). Some of the subsidiaries’ revenues and costs are primarily incurred in Euros, the Pound Sterling, Canadian dollars, Australian dollars, Singapore dollars and New Israeli Shekels ("NIS"); however, the Company’s management believes that the dollar is the primary currency of the economic environment in which it and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

Accordingly, transactions denominated in currencies other than the functional currency are remeasured to the functional currency in accordance with ASC No. 830, “Foreign Currency Matters” at the exchange rate at the date of the transaction or the average exchange rate in the quarter. At the end of each reporting period, financial assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-financial assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded as financial income (expense), net in the consolidated statements of operations as appropriate.

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

The Company considers all investments purchased with maturities at the date of purchase greater than three months but less than one year to be short-term. Investments purchased with maturities at the date of purchase greater than one year are classified as long-term assets. Marketable securities are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income (expenses), net in the consolidated statement of operations. Cash, cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$164,848	$—	$—	$164,848
Total	$164,848	$—	$—	$164,848

Marketable securities
US Treasury securities	$242,633	$530	$(1)	$243,162
US Government Agency securities	9,972	41	—	10,013
Total	$252,605	$571	$(1)	$253,175

Short-term deposits
Term bank deposits	$49,800	$—	$—	$49,800
Total	$49,800	$—	$—	$49,800

Long-term marketable securities
US Treasury securities	$209,961	$1,102	$—	$211,063
Total	$209,961	$1,102	$—	$211,063

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Money market funds	$278,022	$—	$—	$278,022
Total	$278,022	$—	$—	$278,022

Marketable securities
US Treasury securities	$159,165	$2	$(211)	$158,956
US Government Agency securities	55,967	5	(72)	55,900
Commercial paper	13,679	—	—	13,679
Corporate bonds	7,804	4	(5)	7,803
Total	$236,615	$11	$(288)	$236,338

Short-term deposits
Term bank deposits	$128,350	$—	$—	$128,350
Total	$128,350	$—	$—	$128,350

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of December 31, 2023 and 2022.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expenses), net on the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. These deposits bore interest at rates ranging from 4.58% - 6.00%, per annum, as of December 31, 2023 and a rate of 3.50% - 5.82%, per annum, as of December 31, 2022. Short-term deposits are presented at cost which approximates fair value due to their short maturities.

e.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

	%
Computer equipment		33%
Office furniture and equipment	14%	—	15%
Leasehold improvements		Over the shorter of the expected lease term or estimated useful life

f.	Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets and Right-of-Use Assets:

Goodwill represents the excess of the fair value of purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. The Company operates as one reporting segment and considers the enterprise to be the only reporting unit. If the carrying amount of the Company's reporting unit exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. No indications of impairment of goodwill were noted during the periods presented.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2023 and 2022, no impairment losses have been recorded.

g.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

h.	Revenue Recognition:

The Company generates revenues primarily in the form of subscription licenses, SaaS revenues and maintenance and services fees. Subscription license revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. In the second half of 2021, the Company launched its first SaaS offering, introducing new products and support for cloud applications and infrastructure. On October 31, 2022, the Company announced the availability of the Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training its customers to fully leverage the use of the Company's products, although the user can benefit from the software without its assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Subscription software that is sold on-premises is recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement and is included within the subscriptions line of the consolidated statements of operations. The Company's SaaS offerings allow customers to use hosted software, and its revenue is recognized ratably over the associated contract period. Conversions from a license sold on-premises to the Company’s SaaS offering are accounted for on a pro-rata prospective basis.

The Company recognizes revenues from maintenance agreements ratably over the term of the underlying maintenance contract. The term of the maintenance contract is usually one year. Renewals of maintenance contracts create new performance obligations that are satisfied over the new term with the revenues recognized ratably over the contract period.

Revenues from professional services consist mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or once the service term has expired.

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The license is distinct upon delivery as the customer can derive the economic benefit of the software without any professional services, updates or technical support. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract. For maintenance included in subscription licenses, the Company determines the standalone selling prices based on the price at which it separately sells a renewal contract. For professional services, the Company determines the standalone selling prices based on the price at which it separately sells those services. For software licenses included in subscription licenses, the Company uses the residual approach to determine the standalone selling prices due to the lack of history of selling software license on a standalone basis and the highly variable sales price.

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $108,373 for the year ended December 31, 2023.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced. The Company's remaining performance obligations were $378,164 as of December 31, 2023, of which it expects to recognize approximately 57% as revenue over the next 12 months and the remainder thereafter.

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

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for the Company's customer support, customer success and services employees; amortization of acquired intangible assets; third-party hosting fees; travel expenses; and allocated overhead costs for facilities, IT and depreciation.

k.	Accounting for Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. The Company recognizes compensation expenses for the value of its equity awards granted based on the straight-line method over the requisite service period of each of the awards. In addition, the Company grants performance stock units to certain employees. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. The Company recognizes share-based compensation expense for the performance stock units on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. The Company accounts for forfeitures as they occur for all stock-based awards.

The stock-based compensation expenses related to employees and consultants for the years ended December 31, 2023, 2022 and 2021 amounted to $139,819, $142,862 and $109,779, respectively.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of		Liabilities as of
	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships included in prepaid expenses and other current assets	$128,411	$3,372	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships included in accrued expenses and other short-term liabilities	$—	$—	$136,426	$(7,221)
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other assets	$33,233	$519	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships included in long-term other liabilities	$102,216	$(1,624)	$107,210	$(2,060)
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets	$39,155	$36	$—	$—
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$5,213	$(7)	$32,066	$(226)

For the years ended December 31, 2023, 2022 and 2021, the consolidated statements of operations reflect a loss of $14,256 and $3,818 and gains of $8,901, respectively, related to the effective portion of the cash flow hedges. No material ineffective hedges were recognized for the years ended December 31, 2023, 2022 and 2021 in operating expenses in the consolidated statement of operations.

For the years ended December 31, 2023, 2022 and 2021, the consolidated statements of operations reflect a loss of $508 and gains of $2,146 and $959, respectively, in financial income (expenses), net, related to the Fair Value Hedging Program.

o.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and trade receivables.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in Israel, France, Canada, the United Kingdom, Germany, the Netherlands, Ireland, Luxembourg, Australia and Singapore. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with reputable financial institutions and monitors the amount of credit exposure to each financial institution.

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

In addition, the Company also makes available pension plans to employees of other subsidiaries in which it operates. Total expenses related to retirement and severance pay amounted to $11,707, $11,366 and $9,598 for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of severance payable included in other liabilities as of December 31, 2023 and 2022 is $2,744 and $2,357, respectively.

q.	Leases:

The Company has various operating leases for office space, vehicles and office equipment. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the right-of-use assets and lease liabilities. In addition, some of the real estate leases contain variable lease payments, including payments based on a Consumer Price Index ("CPI"). Variable lease payments based on a CPI are initially measured using the index in effect at lease adoption. Additional payments based on the change in a CPI are recorded as a period expense when incurred.

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

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,824,701, 9,054,955 and 8,556,245 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the years ending of December 31, 2023, 2022 and 2021, respectively. Additionally, 8,239,254 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the years ending of December 31, 2023, 2022 and 2021.

t.	Contingent Liabilities:

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2023 and 2022, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

u.	Basis of Presentation:

Certain amounts in prior years' financial statements have been recast and reclassified to conform to the current year's presentation.

v.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

NOTE 3:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	22,782	10,219
Deferred commission	21,694	19,389
Foreign currency forward contracts derivatives	3,408	—
Government institutions & other receivables	15,406	7,176
Short-term deposits & other	1,036	406
Prepaid expenses and other current assets	$64,326	$37,190

NOTE 4:- PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Cost:
Computer equipment	$27,949	$28,998
Office furniture and equipment	5,661	5,717
Leasehold improvements	45,878	45,520
	79,488	80,235
Accumulated depreciation	45,524	41,192
Property and equipment, net	$33,964	$39,043

Depreciation expense of property and equipment, net for the years ended December 31, 2023, 2022 and 2021 were $10,177, $10,651 and $9,355, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT-TERM LIABILITIES

Accrued expenses and other short-term liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Employees	$44,158	$42,000
Government authorities and other	43,788	34,745
Accrued expenses	27,055	21,167
Operating lease liabilities, current	10,049	9,872
Foreign exchange forward contract derivatives	7	7,447
Accrued expenses and other short-term liabilities	$125,057	$115,231

NOTE 6:- LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

December 31, 2023
Operating lease right-of-use assets	$51,838

Operating lease liabilities, current	$(10,049)
Operating lease liabilities, long-term	(51,313)
Total operating lease liabilities	$(61,362)

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the consolidated balance sheet.

Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the right-of-use assets and lease liabilities.

Some of the real estate leases contain variable lease payments, including payments based on a Consumer Price Index ("CPI"). Variable lease payments based on a CPI are initially measured using the index in effect at lease adoption. Additional payments based on the change in a CPI are recorded as a period expense when incurred.

The Company has deposit guarantees issued by a financial institution to secure various operating lease agreements in connection with its office space.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of December 31, 2023, are as follows (in thousands):

December 31, 2023
2024	$11,839
2025	11,276
2026	9,956
2027	9,844
2028	9,791
Thereafter	14,057

Total undiscounted lease payments	$66,763

Less: Imputed interest	(5,401)

Present value of lease liabilities	$61,362

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	6.34

Weighted average discount rate	2.90%

Total operating lease cost for the years ended December 31, 2023 and 2022 were $9,803 and $9,593, inclusive of sublease income of $1,772 and $825, respectively. Total operating lease cost for the years ended December 31, 2021 was $6,920.

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

In addition, on or after February 15, 2025, a holder may convert all or any portion of its 2025 Notes at any time. During the three months ended December 31, 2023, the conversion feature of the 2025 Notes was triggered and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from January 1, 2024 through March 31, 2024. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. The Company has not received any conversion notices through the issuance date of our consolidated financial statements. Since the Company may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, it has continued to classify the 2025 Notes as long-term debt on its consolidated balance sheet as of December 31, 2023.

Effective August 20, 2023, the Company may redeem the 2025 Notes for cash, at its option, subject to the terms and conditions provided in the Indenture.

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

The net carrying amount of the 2025 Notes was as follows (in thousands):

December 31, 2023
Liability
Principal	$253,000
Unamortized issuance costs	(2,523)
Net carrying amount	$250,477

The interest expense recognized related to the 2025 Notes for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Contractual interest expense	$3,163	$3,162	$3,162
Amortization of debt discount	—	—	5,651
Amortization of debt issuance costs	1,514	1,486	1,219
Total	$4,677	$4,648	$10,032

As of December 31, 2023 and 2022, the total estimated fair value of the 2025 Notes was approximately $386,201 and $260,749, respectively. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

All goodwill balances are subject to annual goodwill impairment testing. As of December 31, 2023, the Company concluded that no impairment for goodwill was required.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

Intangible assets, net	Estimated Useful Life (in years)	December 31, 2023
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		4,847
Total intangible assets, net		$1,263

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $1,525, $1,525 and $1,533 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company concluded that no impairment for intangibles was required.

The following table summarizes estimated future amortization expense of our intangible assets as of December 31, 2023 (in thousands):

Years ending December 31,	Amount
2024	1,263
Total future amortization expense	$1,263

NOTE 9:- FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the years ended December 31, 2023 and 2022. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2023 and 2022 by level within the fair value hierarchy (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash equivalents:
Money market funds	$164,848	$—	$—	$164,848	$278,022	$—	$—	$278,022
Marketable securities:
US Treasury securities	—	243,162	—	243,162	—	158,956	—	158,956
US Government Agency securities	—	10,013	—	10,013	—	55,900	—	55,900
Commercial paper	—	—	—	—	—	13,679	—	13,679
Corporate bonds	—	—	—	—	—	7,803	—	7,803
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	3,408	—	3,408	—	—	—	—
Long-term marketable securities:
US Treasury securities	—	211,063	—	211,063	—	—	—	—
Long-term other assets:
Forward foreign exchange contracts	—	519	—	519	—	—	—	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(7)	—	(7)	—	(7,447)	—	(7,447)
Long-term other liabilities:
Forward foreign exchange contracts	—	(1,624)	—	(1,624)	—	(2,060)	—	(2,060)
Total financial assets (liabilities)	$164,848	$466,534	$—	$631,382	$278,022	$226,831	$—	$504,853

See Note 7 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of December 31, 2023.

NOTE  10:- STOCKHOLDERS’ EQUITY

a.	Composition of common stock capital:

	Authorized		Issued and outstanding
	Number of shares
	December 31,		December 31,
	2023	2022	2023	2022
Stock of $0.001 par value:
Common stock	200,000,000	200,000,000	109,103,721	107,673,052

b.	Common stock rights:

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

A summary of employees’ stock options activities during the year ended December 31, 2023 is as follows:

	Year ended
	December 31, 2023
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding at the beginning of the year	691,573	$7.533	$11,347	1.901
Granted	—	$—
Exercised	(102,999)	$7.647
Forfeited	(15,144)	$5.585
Options outstanding at the end of the period	573,430	$7.564	$21,627	0.962
Options exercisable at the end of the period	572,476	$7.567	$21,590	0.954

There were no options granted in 2023 pursuant to the 2013 Plan, Polyrize Plan or 2023 Plan (collectively "Stock Plans").

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $2,469, $1,612 and $13,153, respectively. As of December 31, 2023 and 2022, there was $17 and $197, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 0.254 and 1.043 years, respectively.

    The options outstanding as of December 31, 2023 have been separated into ranges of exercise price as follows:

Range of exercise price			Options outstanding as of December 31, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2023	Weighted average remaining contractual life (years)	Weighted average exercise price of options exercisable
$5.623	—	5.682	69,534	2.687	$5.631	68,580	2.639	$5.631
$7.000	—	7.337	377,716	0.599	$7.069	377,716	0.599	$7.069
	$9.960		120,180	1.142	$9.960	120,180	1.142	$9.960
	$13.287		6,000	0.222	$13.287	6,000	0.222	$13.287
			573,430	0.962	$7.564	572,476	0.954	$7.567

d.	Options issued to consultants:

    The Company’s outstanding options granted to consultants for services as of December 31, 2023 were as follows:

Issuance date	Number of options outstanding and exercisable	Range of exercise price per share			Exercisable through
March 2014 - February 2016	17,100	$5.623	—	$13.287	March 2024 - February 2026

There were no options granted in 2023 pursuant to our Stock Plans.

e.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the year ended December 31, 2023 is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted-average grant date fair value
Unvested as of January 1, 2023	8,340,732	$41.82
Granted	3,832,156	$28.74
Vested	(3,077,903)	$39.60
Forfeited	(860,814)	$39.38
Unvested as of December 31, 2023	8,234,171	$36.83

As of December 31, 2023 and 2022, there was $209,546 and $238,295, respectively, of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.305 and 2.309 years, respectively.

The Company grants performance stock units to certain employees under its Stock Plans. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. The Company recognizes share-based compensation expense for the performance stock units on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

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

g.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2023	2022	2021
Cost of revenues	$7,221	$10,720	$8,995
Research and development	48,679	50,971	36,033
Sales and marketing	48,047	51,793	39,684
General and administrative	35,872	29,378	25,067
Total	$139,819	$142,862	$109,779

h.	Follow-on offering:

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

In October 2022, the Company's board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program expired on October 31, 2023.

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

•Beginning in 2022, the TCJA requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which has increased the Company's tax liability in the U.S.. As the Company has a valuation allowance against its deferred tax assets, including capitalized research and development costs, the taxable income in the United States has increased to account for the capitalization of research and development costs starting in 2022.

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

For 2023, the Company is not subject to tax on account of GILTI as it has net CFC tested loss on an aggregated basis.

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

As of December 31, 2023, the Company had gross federal net operating loss ("NOL") carry-forwards of approximately $103,788, all of which can be carried forward indefinitely but can only be used to offset 80% of taxable income. As of December 31, 2023, the Company had NOL carry-forwards for state and foreign income tax purposes of approximately $90,699 and $29,074, respectively. State NOL carry-forwards of $73,767 expire between 2024-2042 and the remainder do not expire. Foreign NOL carry-forwards do not expire. In addition, as of December 31, 2023, the Company had federal research credit carryforwards of approximately $5,126. If not utilized, the federal tax carryforwards will begin to expire in 2041.

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

c.	Loss before taxes on income is comprised as follows (in thousands):

	Year ended
	December 31,
	2023	2022	2021
Domestic	$(21,491)	$(75,422)	$(101,245)
Foreign	(65,427)	(35,393)	(9,594)
	$(86,918)	$(110,815)	$(110,839)

d.	Taxes on income (loss) are comprised as follows (in thousands):

	Year ended
	December 31,
	2023	2022	2021
Current:
Domestic:
Federal	$(1,077)	$3,008	$(549)
State	2,420	1,314	145
Foreign	12,569	9,123	5,182
Total current income tax	$13,912	$13,445	$4,778

Deferred:
Domestic:
Federal	$61	$83	$43
State	21	13	6
Foreign	4	162	1,195
Total deferred income tax	$86	$258	$1,244
Income tax expense	$13,998	$13,703	$6,022

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. NOL carry-forwards and other temporary differences.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, the Company’s management concluded that a valuation allowance is required in the United States and some foreign jurisdictions. However, other foreign jurisdictions recorded a net deferred tax liability of $441 as of December 31, 2023. Future changes in these factors, including the Company’s anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase or decrease to the valuation allowance and a corresponding charge to income tax expense. The Company reevaluates the judgements surrounding its estimates and makes adjustments as appropriate each reporting period.

Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Carry forward losses and credits	$35,050	$57,592
Deferred revenues	26,578	13,376
Accrued payroll, commissions, vacation	8,473	6,852
Equity compensation	33,435	22,474
Allowance for credit losses	867	772
Accrued severance pay	273	294
Operating lease liability	11,786	12,462
Section 174 capitalized costs	59,321	37,964
Other	4,079	2,784
Deferred tax assets before valuation allowance	179,862	154,570
Valuation allowance	(169,474)	(142,563)
Deferred tax assets	$10,388	$12,007

Deferred tax liability:
Operating lease right-of-use assets	(9,760)	(10,320)
Other	$(1,069)	$(2,042)
Deferred tax liability	$(10,829)	$(12,362)
Net deferred tax asset (liability)	$(441)	$(355)

The change in the valuation allowance was an increase of $26,911 and $23,681 during 2023 and 2022, respectively.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of operations is as follows (in thousands, except tax rate):

	Year ended December 31,
	2023	2022	2021
Loss before taxes, as reported in the consolidated statements of operations	$(86,918)	$(110,815)	$(110,839)
Statutory tax rate	21%	21%	21%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(18,253)	$(23,271)	$(23,276)
Income tax at rate other than the U.S. statutory tax rate	6,954	10,404	(2,621)
Non-deductible expenses including equity based compensation expenses	(3,983)	941	(8,533)
Operating losses and other temporary differences for which valuation allowance was provided	27,291	18,201	41,340
Research and development tax credit	(1,516)	—	—
State tax	(1,780)	(1,301)	(2,945)
Impact of rate change	(3,199)	(207)	(2,568)
Change in tax reserve for uncertain tax positions	7,869	7,785	4,850
Other individually immaterial income tax items	615	1,151	(225)
Actual tax expense	$13,998	$13,703	$6,022

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including interest and penalties, in the years ended December 31, 2023 and 2022 are as follows (in thousands):

Gross unrecognized tax benefits as of January 1, 2022	$9,540
Increase in tax position for current year	7,631
Increase in tax position for prior years	830
Decrease in tax position for prior years	(677)
Gross unrecognized tax benefits as of December 31, 2022	$17,324
Increase in tax position for current year	9,528
Increase in tax position for prior years	1,937
Decrease in tax position for prior years	(3,596)
Gross unrecognized tax benefits as of December 31, 2023	$25,193

There was $25,193 of unrecognized income tax benefits that, if recognized, approximately $1,011 would impact the effective tax rate in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of interest and penalties is approximately $2,584 as of December 31, 2023.

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

If cash dividends are distributed out of tax-exempt profits in a manner other than upon complete liquidation, VSL will then become liable for tax at the rate of 10% - 25% (depending on the level of foreign investments in VSL) in respect of the amount distributed.

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

As of December 31, 2023, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination. The Company remains open to examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. The Company is currently under a state tax audit.

During 2022, the Israeli Tax Authority initiated a withholding tax audit on VSL for the years 2018-2019. During 2023, the Company and the Israeli Tax Authority settled an income tax audit on Polyrize for the tax year 2020.

The Company has final income tax assessments for VSL through 2019, Varonis (UK) Limited through 2019 and Varonis France SAS through 2020.

All other foreign subsidiaries do not have final tax assessments since their respective inceptions.

NOTE 12:- FINANCIAL INCOME (EXPENSES), NET

	Year ended
	December 31,
	2023	2022	2021
Financial income:
Interest on bank deposits & other	$34,561	$10,414	$164
Foreign exchange gains, net	916	5,147	—
	35,477	15,561	164

Financial expenses:
Amortization of debt discount and issuance costs	1,514	1,486	6,870
Interest expenses, principally from convertible note	3,197	3,167	3,168
Foreign exchange losses, net	—	—	1,699
Bank and other charges	461	495	572
	(5,172)	(5,148)	(12,309)
Financial income (expenses), net	$30,305	$10,413	$(12,145)

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

	Year ended
	December 31,
	2023	2022	2021
Revenues based on customer’s location:
North America	$373,806	$352,298	$279,104
EMEA (*)	109,587	107,848	101,694
Rest of the World	15,767	13,488	9,336
Total revenues	$499,160	$473,634	$390,134

(*) Sales to customers in France accounted for 10.5% of the Company’s revenues for the years ended December 31, 2021.

During the years ended December 31, 2023, 2022 and 2021, respectively, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	December 31,
	2023	2022
Long-lived assets by geographic region:
United States	$35,791	$40,304
Israel	34,755	38,385
Ireland	13,240	15,019
Other	2,016	2,107
	$85,802	$95,815

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global and an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

VARONIS SYSTEMS, INC.

February 6, 2024	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

February 6, 2024	By:	/s/ Guy Melamed
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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 6, 2024
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 6, 2024
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Aued	Director	February 6, 2024
Carlos Aued

/s/ Kevin Comolli	Director	February 6, 2024
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 6, 2024
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 6, 2024
Gili Iohan

/s/ Avrohom J. Kess	Director	February 6, 2024
Avrohom J. Kess

/s/ Ohad Korkus	Director	February 6, 2024
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 6, 2024
Thomas F. Mendoza

/s/ Rachel Prishkolnik	Director	February 6, 2024
Rachel Prishkolnik

/s/ Ofer Segev	Director	February 6, 2024
Ofer Segev

/s/ Fred Van Den Bosch	Director	February 6, 2024
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.2(3)
Indenture, dated as of May 11, 2020, by and between Varonis Systems, Inc. and U.S. Bank National Association, as Trustee (including Form of Note, representing Varonis Systems, Inc.’s 1.25% Convertible Senior Notes due 2025)

10.1(4)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(5)†	2005 Stock Plan, as amended May 7, 2013

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	2023 Omnibus Equity Incentive Plan

10.4(8)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(9)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.6(10)†	2015 Employee Stock Purchase Plan

10.7(11)†	Employment Agreement by and between the Company and Yakov Faitelson, dated as of February 10, 2014

10.8(12)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and Yakov Faitelson

10.9†	Varonis Systems Severance Plan

10.10(13)†	Employment Agreement, dated as of January 31, 2024, by and between the Company and Guy Melamed

10.11(14)†	Employment Agreement, dated as of January 31, 2024, by and between Varonis Systems Ltd. and Guy Melamed

10.13(15)†	Employment Agreement, dated as of February 10, 2014, by and between the Company and James O’Boyle

10.14(16)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.15(17)†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.16†	Employment Agreement, dated as of March 12, 2021, by and between the Company and Dov Gottlieb

10.17(18)	Form of Confirmation for Capped Call Transactions

10.18(19)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.19(20)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.20(21)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan

10.21(22)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan

10.22(23)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan (Israeli Employees)

10.23(24)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2023 Omnibus Equity Incentive Plan (Israeli Employees)

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy For The Recovery Of Erroneously Awarded Compensation

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________

†	Indicates management contract or compensatory plan or arrangement.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2022 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.
(5)	Filed as Exhibit 10.2 to the IPO Registration Statement with the SEC on October 22, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on June 7, 2023 (File No. 001-36324) and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(9)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(10)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(11)	Filed as Exhibit 10.8 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2017 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018 and incorporated herein by reference.
(15)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019 (the “Company’s 2018 Form 10-K”) and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the company’s Current Report on Form 8-k filed with the SEC on May 11, 2020 and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 and incorporated herein by reference.
(20)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 and incorporated herein by reference.
(21)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 and incorporated herein by reference.
(22)	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 and incorporated herein by reference.
(23)	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 and incorporated herein by reference.
(24)	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 and incorporated herein by reference.