Form 10-Q
period 2024-06-30
VARONIS SYSTEMS INC
filed 2024-07-30
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 26, 2024, there were 112,179,617 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,403	$230,740
Marketable securities	427,065	253,175
Short-term deposits	44,846	49,800
Trade receivables (net of allowances of $1,682 and $1,487 at June 30, 2024 and December 31, 2023, respectively)	122,412	169,116
Prepaid expenses and other current assets	66,418	64,326
Total current assets	816,144	767,157

Long-term assets:
Long-term marketable securities	162,972	211,063
Operating lease right-of-use assets	47,209	51,838
Property and equipment, net	30,075	33,964
Intangible assets, net	500	1,263
Goodwill	23,135	23,135
Other assets	14,780	15,490
Total long-term assets	278,671	336,753
Total assets	$1,094,815	$1,103,910

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$2,532	$672
Accrued expenses and other short-term liabilities	123,014	125,057
Deferred revenues	208,907	181,049
Total current liabilities	334,453	306,778

Long-term liabilities:
Convertible senior notes, net	251,239	250,477
Operating lease liabilities	45,414	51,313
Deferred revenues	22	886
Other liabilities	5,081	4,808
Total long-term liabilities	301,756	307,484

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2024 and December 31, 2023; Issued and outstanding: 112,179,617 shares at June 30, 2024 and 109,103,721 shares at December 31, 2023	112	109
Accumulated other comprehensive loss	(10,625)	(8,649)
Additional paid-in capital	1,177,947	1,142,578
Accumulated deficit	(708,828)	(644,390)
Total stockholders’ equity	458,606	489,648
Total liabilities and stockholders’ equity	$1,094,815	$1,103,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Term license subscriptions	$62,729	$85,437	$118,709	$166,343
SaaS	44,785	5,653	78,770	7,721
Maintenance and services	22,832	24,328	46,889	48,689
Total revenues	130,346	115,418	244,368	222,753

Cost of revenues	22,436	17,386	43,785	35,023

Gross profit	107,910	98,032	200,583	187,730

Operating expenses:
Research and development	44,933	46,144	92,760	90,876
Sales and marketing	70,041	70,321	141,268	138,714
General and administrative	21,762	21,283	43,014	40,972
Total operating expenses	136,736	137,748	277,042	270,562

Operating loss	(28,826)	(39,716)	(76,459)	(82,832)
Financial income, net	8,249	8,465	16,794	16,238

Loss before income taxes	(20,577)	(31,251)	(59,665)	(66,594)
Income taxes	(3,371)	(7,446)	(4,773)	(10,407)

Net loss	$(23,948)	$(38,697)	$(64,438)	$(77,001)

Net loss per share of common stock, basic and diluted	$(0.21)	$(0.35)	$(0.58)	$(0.71)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	111,885,305	109,740,289	110,934,149	109,063,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(23,948)	$(38,697)	$(64,438)	$(77,001)

Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(548)	(646)	(2,800)	(496)
Income (loss) on marketable securities reclassified into earnings, net of tax	(11)	(1)	(12)	5
	(559)	(647)	(2,812)	(491)

Unrealized income (loss) on derivative instruments, net of tax	2,184	311	7,224	(2,021)
Loss on derivative instruments reclassified into earnings, net of tax	(3,145)	(3,302)	(6,388)	(5,950)
	(961)	(2,991)	836	(7,971)
Total other comprehensive loss	(1,520)	(3,638)	(1,976)	(8,462)

Comprehensive loss	$(25,468)	$(42,335)	$(66,414)	$(85,463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	107,673,052	$108	$1,055,048	$(9,557)	$(543,474)	$502,125
Stock-based compensation expense	—	—	35,811	—	—	35,811
Common stock issued under employee stock plans	2,218,811	2	5,851	—	—	5,853
Taxes paid related to net share settlement of equity awards	—	—	(16,864)	—	—	(16,864)
Repurchase of common stock	(100,000)	—	(2,519)	—	—	(2,519)
Unrealized loss on derivative instruments, net of tax	—	—	—	(4,980)	—	(4,980)
Unrealized income on available for sale securities, net of tax	—	—	—	156	—	156
Net loss	—	—	—	—	(38,304)	(38,304)
Balance as of March 31, 2023	109,791,863	$110	$1,077,327	$(14,381)	$(581,778)	$481,278
Stock-based compensation expense	—	—	39,385	—	—	39,385
Common stock issued under employee stock plans	233,974	—	36	—	—	36
Taxes paid related to net share settlement of equity awards	—	—	(2,575)	—	—	(2,575)
Repurchase of common stock	(207,278)	—	(5,080)	—	—	(5,080)
Unrealized loss on derivative instruments, net of tax	—	—	—	(2,991)	—	(2,991)
Unrealized loss on available for sale securities, net of tax	—	—	—	(647)	—	(647)
Net loss	—	—	—	—	(38,697)	(38,697)
Balance as of June 30, 2023	109,818,559	$110	$1,109,093	$(18,019)	$(620,475)	$470,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2023	109,103,721	$109	$1,142,578	$(8,649)	$(644,390)	$489,648
Stock-based compensation expense	—	—	32,093	—	—	32,093
Common stock issued under employee stock plans	2,485,389	3	6,411	—	—	6,414
Taxes paid related to net share settlement of equity awards	—	—	(34,860)	—	—	(34,860)
Unrealized income on derivative instruments, net of tax	—	—	—	1,797	—	1,797
Unrealized loss on available for sale securities, net of tax	—	—	—	(2,253)	—	(2,253)
Net loss	—	—	—	—	(40,490)	(40,490)
Balance as of March 31, 2024	111,589,110	$112	$1,146,222	$(9,105)	$(684,880)	$452,349
Stock-based compensation expense	—	—	30,089	—	—	30,089
Common stock issued under employee stock plans	590,312	—	3,378	—	—	3,378
Taxes paid related to net share settlement of equity awards	—	—	(1,748)	—	—	(1,748)
Unrealized loss on derivative instruments, net of tax	—	—	—	(961)	—	(961)
Unrealized loss on available for sale securities, net of tax	—	—	—	(559)	—	(559)
Common stock issued for debt conversion	195	—	6	—	—	6
Net loss	—	—	—	—	(23,948)	(23,948)
Balance as of June 30, 2024	112,179,617	$112	$1,177,947	$(10,625)	$(708,828)	$458,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(64,438)	$(77,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,767	5,807
Stock-based compensation	62,182	75,196
Amortization of deferred commissions	14,498	12,524
Non-cash operating lease costs	4,722	4,731
Amortization of debt issuance costs	768	754
Amortization of premium and accretion of discount on marketable securities	(7,611)	(2,724)

Changes in assets and liabilities:
Trade receivables	46,704	32,311
Prepaid expenses and other current assets	(3,399)	(10,065)
Deferred commissions	(15,297)	(12,423)
Other long-term assets	(58)	(447)
Trade payables	1,860	(2,282)
Accrued expenses and other short-term liabilities	(4,374)	(5,799)
Deferred revenues	26,995	19,322
Other long-term liabilities	128	2,732
Net cash provided by operating activities	68,447	42,636

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	45,101	20,850
Investment in marketable securities	(166,099)	(59,698)
Proceeds from short-term and long-term deposits	14,338	162,012
Investment in short-term and long-term deposits	(9,192)	(110,652)
Purchases of property and equipment	(1,116)	(2,603)
Net cash provided by (used in) investing activities	(116,968)	9,909

Cash flows from financing activities:
Proceeds from employee stock plans	9,792	5,889
Taxes paid related to net share settlement of equity awards	(36,608)	(19,439)
Repurchase of common stock	—	(7,599)
Net cash used in financing activities	(26,816)	(21,149)
Increase (decrease) in cash and cash equivalents	(75,337)	31,396
Cash and cash equivalents at beginning of period	230,740	367,800
Cash and cash equivalents at end of period	$155,403	$399,196

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,739	$2,400
Cash paid for interest	$1,602	$1,611
Supplemental disclosure of non-cash activities:

Lease liabilities arising from obtaining right-of-use assets	$285	$1,159
Issuance of common stock for debt conversion	$6	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

The Company offers coverage for more than 40 of the most mission-critical cloud and on-premises data stores, SaaS applications and cloud infrastructure environments. In 2022, Varonis announced the availability of its flagship Varonis Data Security Platform as a SaaS, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities that help customers prevent data breaches.

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

The broad applicability of the Company's technology has resulted in its customers deploying its software for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; data security posture management; SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection with Managed Data Detection and Response (MDDR); automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

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

The Company generates revenues primarily in the form of term license subscriptions, SaaS revenues and maintenance and services fees. Term license subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. SaaS revenues, including SaaS with Managed Data Detection and Response, are provided on a subscription basis and allow customers to use hosted software. Over the last few years, the Company has introduced new products and support for cloud applications and infrastructure, including the Varonis Data Security Platform delivered as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, which focus on both operationalizing the software and training its customers to fully leverage the use of the Company's products, although the user can benefit from the software without its assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $121,691 for the six months ended June 30, 2024.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $514,669 as of June 30, 2024, of which it expects to recognize approximately 53% as revenue over the next 12 months and the remainder thereafter.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. In addition, the Company has entered into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Euro and Pound Sterling for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of June 30, 2024 (unaudited)		Assets (liabilities) as of December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other current assets	$3,078	$1	$128,411	$3,372
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$161,280	$(4,235)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$32,442	$198	$33,233	$519
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$66,969	$(1,768)	$102,216	$(1,624)
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other current assets	$70,748	$1,011	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$4,407	$(1)	$—	$—
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other current assets	$—	$—	$39,155	$36
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$—	$—	$5,213	$(7)

The unaudited condensed consolidated statements of operations reflect a loss of $3,145 and $6,388 for the three and six months ended June 30, 2024, respectively, and a loss of $3,302 and $5,950 for the three and six months ended June 30, 2023, respectively, related to the cash flow hedges.

For the three and six months ended June 30, 2024, the unaudited condensed consolidated statements of operations reflect a loss of $66 and a gain of $728, respectively, in financial income, net, related to the Fair Value Hedging Program. For the three and six months ended June 30, 2023, the unaudited condensed consolidated statements of operations reflect a gain of $145 and a loss of $155, respectively, in financial income, net, related to the Fair Value Hedging Program.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended June 30, 2024, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2024 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174, tax deduction for stock based compensation, and generation or utilization of carry forward net operating loss (“NOL”) and research and development tax credits resulting in a current provision expense without an offset to deferred expense as the Company remains in a valuation allowance on its U.S. deferred tax assets. For the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $3,371 and $7,446, respectively, and $4,773 and $10,407 for the six months ended June 30, 2024 and 2023, respectively.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of June 30, 2024, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

	As of June 30, 2024
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$56,222	$—	$—	$56,222
Total	$56,222	$—	$—	$56,222

Marketable securities
US Treasury securities	$417,625	$—	$(544)	$417,081
US Government Agency securities	9,987	—	(3)	9,984
Total	$427,612	$—	$(547)	$427,065

Short-term deposits
Term bank deposits	$44,846	$—	$—	$44,846
Total	$44,846	$—	$—	$44,846

Long-term marketable securities
US Treasury securities	$163,566	$—	$(594)	$162,972
Total	$163,566	$—	$(594)	$162,972

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$164,848	$—	$—	$164,848
Total	$164,848	$—	$—	$164,848

Marketable securities
US Treasury securities	$242,633	$530	$(1)	$243,162
US Government Agency securities	9,972	41	—	10,013
Total	$252,605	$571	$(1)	$253,175

Short-term deposits
Term bank deposits	$49,800	$—	$—	$49,800
Total	$49,800	$—	$—	$49,800

Long-term marketable securities
US Treasury securities	$209,961	$1,102	$—	$211,063
Total	$209,961	$1,102	$—	$211,063

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of June 30, 2024 and December 31, 2023.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net on the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

h.	Concentration of Credit Risks:

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

The Company’s trade receivables are geographically diversified and derived primarily from sales to a network of distributors and value-added resellers (VARs) mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its channel partners and establishes an allowance for credit losses based upon a specific review of all significant outstanding invoices, historical collection experience, customer creditworthiness, current, and future economic and market conditions. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

i.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the shares related to the conversion of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 (the "2025 Notes"), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 7,807,411 and 9,268,751 potentially dilutive shares from outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending June 30, 2024 and 2023, respectively. Additionally, 8,239,049 shares underlying the conversion option of the 2025 Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the period ending June 30, 2024 and 2023, respectively.

j.	Recently Issued Accounting Pronouncements Not Yet Adopted:

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

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the periods presented. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	As of June 30, 2024
	(unaudited)				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$56,222	$—	$—	$56,222	$164,848	$—	$—	$164,848
Marketable securities:
US Treasury securities	—	417,081	—	417,081	—	243,162	—	243,162
US Government Agency securities	—	9,984	—	9,984	—	10,013	—	10,013
Prepaid expenses and other current assets:
Forward foreign exchange contracts	—	1,012	—	1,012	—	3,408	—	3,408
Long-term marketable securities:
US Treasury securities	—	162,972	—	162,972	—	211,063	—	211,063
Long-term other assets:
Forward foreign exchange contracts	—	198	—	198	—	519	—	519
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(4,236)	—	(4,236)	—	(7)	—	(7)
Long-term other liabilities:
Forward foreign exchange contracts	—	(1,768)	—	(1,768)	—	(1,624)	—	(1,624)
Total financial assets (liabilities), net	$56,222	$585,243	$—	$641,465	$164,848	$466,534	$—	$631,382

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes as of June 30, 2024.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

June 30, 2024
(unaudited)
Operating lease right-of-use assets	$47,209

Operating lease liabilities, current	$10,092
Operating lease liabilities, long-term	45,414
Total operating lease liabilities	$55,506

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of June 30, 2024, are as follows (in thousands):

June 30, 2024
(unaudited)
2024	$5,783
2025	11,564
2026	9,607
2027	9,495
2028	9,443
Thereafter	13,983
Total undiscounted lease payments	$59,875

Less: Imputed interest	(4,369)
Present value of lease liabilities	$55,506

As of June 30, 2024, the Company had an additional operating lease that had not yet commenced of $2,454. This operating lease will commence in the fourth quarter of 2024 with a lease term through 2028.

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2024:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.92

Weighted average discount rate	2.86%

Total operating lease cost for the three and six months ended June 30, 2024 was $2,315 and $4,901, respectively, inclusive of sublease income of $381 and $811, respectively. Total operating lease cost for the three and six months ended June 30, 2023 was $2,410 and $4,702, respectively, inclusive of sublease income of $438 and $901, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and six months ended June 30, 2024 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	June 30, 2024
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		5,610
Total intangible assets, net		$500

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $381 and $762 for the three and six months ended June 30, 2024 and 2023, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of June 30, 2024 (in thousands):

Years ending December 31,	Amount (unaudited)
2024	500
Total future amortization expense	$500

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

In addition, on or after February 15, 2025, a holder may convert all or any portion of its 2025 Notes at any time. During the three months ended June 30, 2024, the conversion feature of the 2025 Notes was triggered and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from July 1, 2024 through September 30, 2024. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. Since the issuance of the 2025 Notes, the Company has received and settled an immaterial amount of conversion notices from the holders. The Company may elect to repay the 2025 Notes in cash, shares of common stock, or a combination of both. The Company has continued to classify the 2025 Notes as long-term debt on its condensed consolidated balance sheet as of June 30, 2024.

Effective August 20, 2023, the Company may redeem the 2025 Notes for cash, at its option, subject to the terms and conditions provided in the Indenture.

The net carrying amount of the 2025 Notes was as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Principal	$252,994	$253,000
Unamortized issuance costs	(1,755)	(2,523)
Net carrying amount	$251,239	$250,477

The effective interest rate for the three and six months ended June 30, 2024 was 1.87%. The interest expense recognized related to the 2025 Notes for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Contractual interest expense	$790	$790	$1,581	$1,581
Amortization of debt issuance costs	385	378	768	754
Total	$1,175	$1,168	$2,349	$2,335

As of June 30, 2024 and December 31, 2023, the total estimated fair value of the 2025 Notes was approximately $373,515 and $386,201, respectively. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the 2025 Notes in an over-the-counter market.

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

On April 20, 2023, the Company’s board of directors adopted the Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), subject to approval by our stockholders. On June 5, 2023, the Company’s stockholders approved the 2023 Plan which became effective and replaced the 2013 Plan. The Company initially reserved 5,500,000 shares of common stock for issuance under the 2023 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. On June 3, 2024, the Company’s stockholders approved an additional 4,400,000 shares under the 2023 Plan.

A summary of employees’ stock options activities during the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30, 2024 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2024	573,430	$7.564	$21,627	0.962
Granted	—	$—
Exercised	(535,668)	$7.555
Forfeited and expired	—	$—
Options outstanding and exercisable as of June 30, 2024	37,762	$7.690	$1,521	1.061

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the six months ended June 30, 2024 was $20,580. As of June 30, 2024, there was no unrecognized compensation cost related to employees and non-employees unvested stock options as all options have vested.

b. The options outstanding as of June 30, 2024 (unaudited) separated into exercise prices as follows:

Exercise price	Options outstanding and exercisable as of June 30, 2024	Weighted average remaining contractual life (years) of options outstanding and exercisable	Weighted average exercise price of options outstanding and exercisable
$5.682	4,483	5.658	$5.682
$7.220	24,279	0.367	$7.220
$9.960	9,000	0.644	$9.960
	37,762	1.061	$7.690

c.	Options issued to consultants:

The Company’s outstanding options granted to consultants for services as of June 30, 2024 (unaudited) were as follows:

Grant date	Number of options outstanding and exercisable as of June 30, 2024	Range of exercise price per share			Exercisable through
November 2014 - February 2016	10,500	$5.623	—	$7.220	November 2024 - February 2026

d.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2024 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2024	8,234,171	$36.83
Granted	3,557,660	$42.66
Vested	(3,052,421)	$40.20
Forfeited	(980,261)	$38.87
Unvested balance – June 30, 2024	7,759,149	$37.92

As of June 30, 2024, there was $233,568 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.493 years.

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

f.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Cost of revenues	$1,298	$2,030	$2,660	$4,530
Research and development	8,856	13,634	20,615	26,157
Sales and marketing	10,655	13,898	21,125	26,660
General and administrative	9,280	9,822	17,782	17,848
Total	$30,089	$39,384	$62,182	$75,195

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$95,566	$84,514	$181,722	$165,763
EMEA (*)	29,070	27,227	53,223	50,145
Rest of World	5,710	3,677	9,423	6,845
Total revenues	$130,346	$115,418	$244,368	$222,753

(*) Revenues to customers in France accounted for 10.1% and 11.3% of total revenues for the three months ended June 30, 2024 and 2023, respectively.

For the three and six months ended June 30, 2024 and 2023, respectively, there were no revenues to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Long-lived assets by geographic region:
United States	$33,338	$35,791
Israel	30,152	34,755
Ireland	12,228	13,240
Other	1,566	2,016
	$77,284	$85,802

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud infrastructure and applications. On October 31, 2022 we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform will be transformational. The advantages include: quicker and easier deployment and maintenance of solutions with reduced infrastructure and personnel requirements; a lower total cost of ownership; faster deployment of risk assessments, which is the core of our sales motion; enhanced threat detection; continual threat model updates; increased automation for securing data in place; and the ability to deliver additional features and functionality to customers more efficiently. In addition, our Managed Data Detection and Response offering further reduces both the likelihood of a breach and its potential impact by enabling automated 24x7x365 monitoring with a service level agreement (SLA) that ensures Varonis will respond to alerts within a specified time frame. Our MDDR offering is only available for our SaaS customers because of the automation and visibility that’s built into our SaaS platform.

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, energy and utilities, consumer and retail, education and construction and engineering sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by investing in the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for more than 40 of the most critical on-premises and cloud data stores and applications and our renewal rate continued to be over 90% for the six months ended June 30, 2024.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the three and six months ended June 30, 2024, approximately 74% of our revenues were derived from North America, while approximately 22% of our revenues were derived from EMEA and approximately 4% from ROW. Additionally, despite the revenue recognition headwinds from the accounting treatment associated with the positive trend of our increase in SaaS sales and existing customer conversions to SaaS, total revenues still grew approximately 10% for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, however, our operations around the world were negatively impacted by broader macroeconomic conditions, including a higher inflation and interest rate environment and a general economic slowdown. As a result, we have seen changes in customer buying patterns including, some budgetary tightening and longer renewal cycles, a trend which may continue for the foreseeable future.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three and six months ended June 30, 2024, we have continued to grow our revenues despite revenue recognition accounting treatment headwinds associated with the increase in SaaS sales and existing customer conversions to SaaS. For the three months ended June 30, 2024 and 2023, SaaS revenues were $44.8 million and $5.7 million, respectively. For the six months ended June 30, 2024 and 2023, SaaS revenues were $78.8 million and $7.7 million, respectively. For the three months ended June 30, 2024 and 2023, our total revenues were $130.3 million and $115.4 million, respectively. For the six months ended June 30, 2024 and 2023, our total revenues were $244.4 million and $222.8 million, respectively. For the three months ended June 30, 2024 and 2023, we had operating losses of $28.8 million and $39.7 million and net losses of $23.9 million and $38.7 million, respectively. For the six months ended June 30, 2024 and 2023, we had operating losses of $76.5 million and $82.8 million and net losses of $64.4 million and $77.0 million, respectively.

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

As of June 30, 2024 and 2023, ARR was $584.2 million and $497.0 million, respectively, an increase of 18% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS-Based Business Model and SaaS as a Percentage of ARR

Over the last two years, we have strategically expanded our offering to include SaaS solutions. Recognizing the established benefits of SaaS for both customers and us, we plan to transition our business to a predominantly SaaS delivery model over the next several years. Due to differences in the revenue recognition accounting treatment, the transition to a SaaS based-business model may produce revenue headwinds which may cause significant variation in the reported revenues for a given period compared to the same period in the previous year. As of June 30, 2024, SaaS as a percentage of total ARR was approximately 36% and we expect this percentage to increase as we continue the transition to a SaaS delivery model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $514.7 million as of June 30, 2024. We expect RPO to continue to increase in absolute dollars as we transition to a predominately SaaS-based company.

Components of Operating Results

Revenues

Term License Subscription Revenues. Term license subscription revenues relate to subscription license revenues which are sold on-premises and are recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. Due to the transition to a predominately SaaS delivery model, we expect term license subscription revenues to continue to decline.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the six months ended June 30, 2024 and 2023 continued to be over 90%. We do not expect perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage. As such, maintenance and services revenues are expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from subscription licenses and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	48.1%	74.0%	48.6%	74.7%
SaaS	34.4	4.9	32.2	3.4
Maintenance and services	17.5	21.1	19.2	21.9
Total revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in 95 countries.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our customer support, customer success and services employees; third-party hosting fees; amortization of acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to these costs as they are incurred and expect that these costs will increase in absolute dollars as we continue to invest in our customer success, support and MDDR teams, move to a SaaS delivery model and support the underlying programs that play a critical role in maintaining our high renewal rate.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following tables are a summary of our condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2024	2023
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Term license subscriptions	$62,729	$85,437
SaaS	44,785	5,653
Maintenance and services	22,832	24,328
Total revenues	130,346	115,418
Cost of revenues	22,436	17,386
Gross profit	107,910	98,032
Operating expenses:
Research and development	44,933	46,144
Sales and marketing	70,041	70,321
General and administrative	21,762	21,283
Total operating expenses	136,736	137,748
Operating loss	(28,826)	(39,716)
Financial income, net	8,249	8,465
Loss before income taxes	(20,577)	(31,251)
Income taxes	(3,371)	(7,446)
Net loss	$(23,948)	$(38,697)

	Three Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Term license subscriptions	48.1%	74.0%
SaaS	34.4	4.9
Maintenance and services	17.5	21.1
Total revenues	100.0	100.0
Cost of revenues	17.2	15.1
Gross profit	82.8	84.9
Operating expenses:
Research and development	34.5	40.0
Sales and marketing	53.7	60.9
General and administrative	16.7	18.4
Total operating expenses	104.9	119.3
Operating loss	(22.1)	(34.4)
Financial income, net	6.3	7.3

Loss before income taxes	(15.8)	(27.1)
Income taxes	(2.6)	(6.4)
Net loss	(18.4)%	(33.5)%

Revenues

	Three Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Revenues:
Term license subscriptions	$62,729	$85,437	(26.6)%
SaaS	44,785	5,653	692.2%
Maintenance and services	22,832	24,328	(6.1)%
Total revenues	$130,346	$115,418	12.9%

	Three Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	48.1%	74.0%
SaaS	34.4	4.9
Maintenance and services	17.5	21.1
Total revenues	100.0%	100.0%

For the three months ended June 30, 2024, our revenues increased 13% compared to the three months ended June 30, 2023 despite the positive trend of increased SaaS sales and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition. SaaS revenues increased 692% from $5.7 million for the three months ended June 30, 2023 to $44.8 million for the three months ended June 30, 2024 as we progress through our transition to a predominantly SaaS delivery model. The increase in SaaS revenues was driven by new customer acquisitions, existing customers conversions and our high renewal rate. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the future. ARR was $584.2 million and $497.0 million as of June 30, 2024 and 2023, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to SaaS despite our renewal rate continuing to be over 90% for each of the three months ended June 30, 2024 and 2023. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Cost of revenues	$22,436	$17,386	29.0%

	Three Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Total gross margin	82.8%	84.9%

The increase in cost of revenues was primarily related to a $3.1 million increase in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our recently introduced MDDR offering, ensure high customer satisfaction and maintain our strong renewal rates. The increase is also due to a $1.9 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$44,933	$46,144	(2.6)%
Sales and marketing	70,041	70,321	(0.4)%
General and administrative	21,762	21,283	2.3%
Total operating expenses	$136,736	$137,748	(0.7)%

	Three Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Operating expenses:
Research and development	34.5%	40.0%
Sales and marketing	53.7	60.9
General and administrative	16.7	18.4
Total operating expenses	104.9%	119.3%

The decrease in research and development expenses was primarily related to a $2.0 million decrease in salaries and benefits and stock-based compensation expense. This is partially offset by a $0.4 million increase in third-party hosting costs associated with our transition to a SaaS delivery model and an increase of $0.2 million in facilities and allocated overhead costs.

The decrease in sales and marketing expenses was primarily related to a $3.5 million decrease in salaries and benefits and stock-based compensation expense and a decrease of $0.3 million in facilities and allocated overhead costs. This is partially offset by an increase of $3.5 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in general and administrative expenses was primarily related to an increase of $0.3 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Three Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Financial income, net	$8,249	$8,465	(2.6)%

The decrease in financial income, net was primarily due to less foreign currency gain, partially offset by higher interest income.

Income Taxes

	Three Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Income taxes	$(3,371)	$(7,446)	54.7%

Income taxes for the three months ended June 30, 2024, including the decrease in income taxes, were comprised of U.S. and foreign income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following tables are a summary of our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2024	2023
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Term license subscriptions	$118,709	$166,343
SaaS	78,770	7,721
Maintenance and services	46,889	48,689
Total revenues	244,368	222,753
Cost of revenues	43,785	35,023
Gross profit	200,583	187,730
Operating expenses:
Research and development	92,760	90,876
Sales and marketing	141,268	138,714
General and administrative	43,014	40,972
Total operating expenses	277,042	270,562
Operating loss	(76,459)	(82,832)
Financial income, net	16,794	16,238
Loss before income taxes	(59,665)	(66,594)

Income taxes	(4,773)	(10,407)
Net loss	$(64,438)	$(77,001)

	Six Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Term license subscriptions	48.6%	74.7%
SaaS	32.2	3.4
Maintenance and services	19.2	21.9
Total revenues	100.0	100.0
Cost of revenues	17.9	15.7
Gross profit	82.1	84.3
Operating expenses:
Research and development	38.0	40.8
Sales and marketing	57.8	62.3
General and administrative	17.6	18.4
Total operating expenses	113.4	121.5
Operating loss	(31.3)	(37.2)
Financial income, net	6.9	7.3
Loss before income taxes	(24.4)	(29.9)
Income taxes	(2.0)	(4.7)
Net loss	(26.4)%	(34.6)%

Revenues

	Six Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Revenues:
Term license subscriptions	$118,709	$166,343	(28.6)%
SaaS	78,770	7,721	920.2%
Maintenance and services	46,889	48,689	(3.7)%
Total revenues	$244,368	$222,753	9.7%

	Six Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	48.6%	74.7%
SaaS	32.2%	3.4%
Maintenance and services	19.2%	21.9%
Total revenues	100.0%	100.0%

For the six months ended June 30, 2024, our revenues increased 10% compared to the six months ended June 30, 2023 despite the positive trend of increased SaaS sales and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition. SaaS revenues increased 920% from $7.7 million for the six months ended June 30, 2023 to $78.8 million for the six months ended June 30, 2024 as we progress through our transition to a predominantly SaaS delivery model. The increase in SaaS revenues was driven by new customer acquisitions, existing customers conversions and our high renewal rate. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the future. ARR was $584.2 million and $497.0 million as of June 30, 2024 and 2023, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to SaaS despite our renewal rate continuing to be over 90% for each of the six months ended June 30, 2024 and 2023. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Cost of revenues	$43,785	$35,023	25.0%

	Six Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Total gross margin	82.1%	84.3%

The increase in cost of revenues was primarily related to an increase of $4.9 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our recently introduced MDDR offering, ensure high customer satisfaction and maintain our strong renewal rates. The increase is also due to a $3.5 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

Operating Expenses

	Six Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$92,760	$90,876	2.1%
Sales and marketing	141,268	138,714	1.8%
General and administrative	43,014	40,972	5.0%
Total operating expenses	$277,042	$270,562	2.4%

	Six Months Ended June 30,
	2024	2023
	(as a percentage of total revenues)
Operating expenses:
Research and development	38.0%	40.8%
Sales and marketing	57.8%	62.3%
General and administrative	17.6%	18.4%
Total operating expenses	113.4%	121.5%

The increase in research and development expenses was primarily related to a $0.8 million increase in third-party hosting costs associated with our transition to a SaaS delivery model and an increase of $0.8 million in facilities and allocated overhead costs.

The increase in sales and marketing expenses was primarily related to an increase of $5.8 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model. This was partially offset by a decrease of $2.4 million in salaries and benefits and stock-based compensation expense and a $0.8 million decrease in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $1.9 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Six Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Financial income, net	$16,794	$16,238	3.4%

The increase in financial income, net was primarily due to higher interest income, partially offset by less foreign currency gains.

Income Taxes

	Six Months Ended June 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Income taxes	$(4,773)	$(10,407)	54.1%

Income taxes for the six months ended June 30, 2024, including the decrease in income taxes, were comprised of U.S. and foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2024	2023
	(unaudited) (in thousands)
Net cash provided by operating activities	$68,447	$42,636
Net cash provided by (used in) investing activities	(116,968)	9,909
Net cash used in financing activities	(26,816)	(21,149)
Increase (decrease) in cash and cash equivalents	$(75,337)	$31,396

On June 30, 2024, our cash and cash equivalents, short-term marketable securities and short-term deposits of $627.3 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

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

For the six months ended June 30, 2024, cash inflows from our operating activities were $68.4 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the six months ended June 30, 2024, cash inflows were $15.9 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $46.7 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and six months ended June 30, 2024 were 72 and 75, respectively. Other sources of cash inflows were from a $27.0 million increase in deferred revenues, a $1.9 million increase in trade payables and a $0.1 million increase in other long-term liabilities. This was partially offset by a $18.7 million increase in prepaid expenses and other current assets (including deferred commissions), a $4.4 million decrease in accrued expenses and other liabilities and a $0.1 million increase in other long-term assets.

For the six months ended June 30, 2023, cash inflows from our operating activities were $42.6 million. For the six months ended June 30, 2023, cash inflows were $19.3 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $32.3 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2023 was 69 and 67, respectively. Other sources of cash inflows were from a $19.3 million increase in deferred revenues and a $2.7 million increase in other long-term liabilities. This was partially offset by a $22.5 million increase in prepaid expenses and other current assets (including deferred commissions), a $5.8 million decrease in accrued expenses and other liabilities, a $2.3 million decrease in trade payables and a $0.4 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the six months ended June 30, 2024, net cash used in investing activities of $117.0 million was primarily attributable to net investments of $121.0 million in marketable securities and $1.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements. This was partially offset by net proceeds of $5.1 million in deposits.

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

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities of $26.8 million was attributable to $36.6 million in taxes paid related to net share settlement of equity awards, partially offset by $9.8 million of proceeds from employee stock plans.

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

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2024 for the upcoming years were as follows:

	Payments Due by Period
	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Operating lease obligations	$5,925	$12,135	$10,187	$10,076	$10,023	$13,983	$62,329

We have obligations related to unrecognized tax benefit liabilities totaling $25.7 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2025 totaling $3.1 million and an additional $49.5 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended June 30, 2024 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

For purposes of our condensed consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate during the reporting period.

We use derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted revenues and expenses. A majority of our revenues and operating expenditures are transacted in U.S. dollars; however, certain revenues and operating expenditures are incurred in or exposed to other currencies, specifically, Euro and Pound Sterling for revenues and the New Israeli Shekel, Euro and Pound Sterling for operating expenses. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We have also entered into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes in the underlying hedged item which impacts financial income, net. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We had cash and cash equivalents, short-term marketable securities and short-term deposits of $627.3 million as of June 30, 2024. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase in interest rates would not have a material impact on our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our future success depends in large part on the continued growth of the market for software that enables enterprises to analyze, secure, govern, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the risk of their valuable data getting compromised or stolen. Despite a number of high-profile cyberattacks around the world, we must still persuade customers to devote a portion of their budgets to a unified platform that we offer to analyze, secure, govern, manage and extract value from this resource. Enterprises may not recognize the need for our products or, if they do, may not decide that they need a solution that offers the range of functionalities that we offer. The market for our solution may not continue to grow at its current rate or at all and the failure of the market to continue to develop would materially adversely impact our results of operations.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with political elections in the United States and abroad, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. For example, in the beginning of 2022, in connection with the war between Russia and Ukraine and related sanctions, we made the decision to exit our Russia business. As 2022 progressed and throughout 2023, the European economy experienced increased economic turmoil that caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been, and may in the future be, some budgetary tightening and longer sales cycles in the region which may negatively impact our results of operations. The United States also experienced a higher inflationary environment, which may put pressure on discretionary spending by our customers, and we may in the future see further lengthening of our sales cycle in the region which could negatively impact our results.

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

Overall economic uncertainty may in the future give rise to a number of risks, including, but not limited to, the following:

• reduced economic activity could lead to a prolonged recession, which could negatively impact spending by our customers or the ability of customers to pay for our services;
• not meeting expectations with respect to certain key performance metrics, such as renewal rates and annual recurring revenues;
• our ability to enter into new markets and to acquire new customers;
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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities on the number of platforms and applications that we cover. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain use cases, specifically data migration, data subject access requests and Active Directory security. As we continue to augment our functionality with insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA") and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

Security risks, including, but not limited to, unauthorized use or disclosure of customer data, loss of availability of our SaaS platform offering, cyberattack on our cloud providers, theft of proprietary information, theft of intellectual property, theft of internal employee’s PII/PHI information, theft of financial data and financial reports, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem and to improve technologies, may impair our ability to provide services to our customers and protect the privacy of their data, may result in product development delays, may compromise confidential or technical business information, may harm our competitive position, may result in theft or misuse of our intellectual property or other assets and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses, costs for remediation and incentives offered to affected parties, including customers, other business partners and employees, in an effort to maintain business relationships after a breach or other incident, and other liabilities. We are continuously working to improve our IT systems, together with creating security boundaries around our critical and sensitive assets. We provide advanced security awareness training to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, we may incur significant liabilities, we could suffer harm to our reputation and competitive position, and our operating results could be negatively impacted.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, the Company is currently transitioning to a predominantly SaaS delivery model that recognizes revenue ratably and we do not front-load revenue with respect to those purchases. As a result, we may present reduced revenues as compared to prior periods, and comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

We successfully completed our transition to a subscription-based business model and are currently transitioning our business to a predominately SaaS delivery model. It is uncertain whether this transition will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue and earnings implications, including on our quarterly results of operations.

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

The expansion of cloud-delivered services introduces a number of risks and uncertainties, which could adversely affect our business, results of operations and financial condition.

The launch of our cloud offerings that allow customers to use hosted software required, and any future expansion of our cloud-delivered services may require, a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Additionally, market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. It is possible that demand for our cloud offerings may not continue to be as strong as it has been to date. Moreover, expansion of our cloud offerings may cause a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of products and services to permit them to make a more thorough evaluation of these new products and services or until industry and marketplace reviews become widely available. In addition, our transition to a SaaS delivery model, and the additional demands involved in selling multiple products as well as new product offerings, has increased the complexity and to some extent imposed new challenges in finding, hiring and retaining qualified sales force members. We may be unable to realize the benefits of our investments or the resources we have committed to expanding our cloud-delivered services.

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

Although our subscription solutions are designed to increase the number of customers that purchase our solutions and the number of products purchased by existing and new customers to create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or they may elect to reduce the scope of their original purchases or delay their purchase. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs, inflation or other market uncertainty. If our customers do not renew their subscriptions when or as we expect, or if they choose to renew for fewer subscriptions (in quantity or products) or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

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

We have incurred net losses in each year since our inception, including a net loss of $64.4 million for the six months ended June 30, 2024 and net losses of $100.9 million and $124.5 in each of the years ended December 31, 2023 and 2022, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2023 and for the six months ended June 30, 2024, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2023 and for the six months ended June 30, 2024, approximately 75% and 74% respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currencies. The weakening of the U.S. dollar against such currencies would cause the U.S. dollar equivalent of such expenses to increase which could have a negative impact on our reported results of operations and our ability to attract employees in such non-U.S. locations due to the actual increase in the compensation to be paid to such employees. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our revenues and operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets and the difference between the interest rates of the currencies being hedged.

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the years ended December 31, 2023 and for the six months ended June 30, 2024 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

As of June 30, 2024, we had 88 issued patents in the United States and 29 pending U.S. patent applications. We also had 74 patents issued and 28 applications pending for examination in non-U.S. jurisdictions, and 10 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") that significantly reforms the Code was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations. Further, foreign governments may enact tax laws in response to the TCJA that could result in further changes to global taxation and materially affect our financial position and results of operations. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may modify or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the second quarter of 2024, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted. To the extent that this provision is not modified or repealed, and once our available NOLs or tax credits are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020 we issued the 2025 Notes. As of June 30, 2024, we had approximately $253.0 million outstanding aggregate principal amount of 2025 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In the event that the remaining 2025 Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the 2025 Notes could depress the market price of our common stock.

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

We operate on a global basis and political, social, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we do business and have operations in the United Kingdom, France,

Israel, Brazil and Ukraine. Continued political and social instability and war in these regions, and any other areas in the world where we have operations, may affect our business and operations in those and other neighboring regions.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of June 30, 2024, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities, and a number of state and non-state actors have publicly committed to its destruction. In addition, Israel is currently in a war and recently experienced social unrest in connection with the judiciary reform bill. Security, political and economic conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Lebanon, Iran or Yemen, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of June 30, 2024, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of June 30, 2024, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 7.8 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

July 30, 2024	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

July 30, 2024	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1†(3)	Amended and Restated Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan

10.2†	Employment Agreement, dated as of May 15, 2024, by and between Varonis Systems, Inc. and Yakov Faitelson

10.3†	Employment Agreement, dated as of May 15, 2024, by and between Varonis Systems Ltd. and Yakov Faitelson

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

†	Indicates management contract or compensatory plan or arrangement.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-36324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 8, 2022 (File No. 001-36324) and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on June 5, 2024 (File No. 001-36324) and incorporated herein by reference.