Form 10-Q
period 2024-09-30
VARONIS SYSTEMS INC
filed 2024-10-31
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 25, 2024, there were 112,470,921 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$282,218	$230,740
Marketable securities	562,568	253,175
Short-term deposits	34,174	49,800
Trade receivables (net of allowances of $1,970 and $1,487 at September 30, 2024 and December 31, 2023, respectively)	119,203	169,116
Prepaid expenses and other short-term assets	76,206	64,326
Total current assets	1,074,369	767,157

Long-term assets:
Long-term marketable securities	332,329	211,063
Operating lease right-of-use assets	45,390	51,838
Property and equipment, net	28,908	33,964
Intangible assets, net	119	1,263
Goodwill	23,135	23,135
Other assets	16,904	15,490
Total long-term assets	446,785	336,753
Total assets	$1,521,154	$1,103,910

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$1,489	$672
Accrued expenses and other short-term liabilities	123,256	125,057
Convertible senior notes, net	251,625	—
Deferred revenues	217,605	181,049
Total current liabilities	593,975	306,778

Long-term liabilities:
Convertible senior notes, net	449,759	250,477
Operating lease liabilities	43,654	51,313
Deferred revenues	1,530	886
Other liabilities	3,676	4,808
Total long-term liabilities	498,619	307,484

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2024 and December 31, 2023; Issued and outstanding: 112,422,071 shares at September 30, 2024 and 109,103,721 shares at December 31, 2023	112	109
Accumulated other comprehensive loss	(4,381)	(8,649)
Additional paid-in capital	1,159,990	1,142,578
Accumulated deficit	(727,161)	(644,390)
Total stockholders’ equity	428,560	489,648
Total liabilities and stockholders’ equity	$1,521,154	$1,103,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Term license subscriptions	$68,751	$83,963	$187,460	$250,306
SaaS	57,805	13,716	136,575	21,437
Maintenance and services	21,512	24,629	68,401	73,318
Total revenues	148,068	122,308	392,436	345,061

Cost of revenues	24,007	17,381	67,792	52,404

Gross profit	124,061	104,927	324,644	292,657

Operating expenses:
Research and development	53,459	44,818	146,219	135,694
Sales and marketing	71,378	68,610	212,646	207,324
General and administrative	22,864	20,646	65,878	61,618
Total operating expenses	147,701	134,074	424,743	404,636

Operating loss	(23,640)	(29,147)	(100,099)	(111,979)
Financial income, net	10,245	8,634	27,039	24,872

Loss before income taxes	(13,395)	(20,513)	(73,060)	(87,107)
Income taxes	(4,938)	(2,504)	(9,711)	(12,911)

Net loss	$(18,333)	$(23,017)	$(82,771)	$(100,018)

Net loss per share of common stock, basic and diluted	$(0.16)	$(0.21)	$(0.74)	$(0.92)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	112,268,210	109,429,722	111,382,582	109,187,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(18,333)	$(23,017)	$(82,771)	$(100,018)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net	2,664	(66)	(136)	(562)
Income (loss) on marketable securities reclassified into earnings, net of tax	(134)	6	(146)	11
	2,530	(60)	(282)	(551)

Unrealized income (loss) on derivative instruments, net of tax	4,736	(1,495)	11,960	(3,516)
Loss on derivative instruments reclassified into earnings, net of tax	(1,022)	(3,546)	(7,410)	(9,496)
	3,714	(5,041)	4,550	(13,012)
Total other comprehensive income (loss)	6,244	(5,101)	4,268	(13,563)

Comprehensive loss	$(12,089)	$(28,118)	$(78,503)	$(113,581)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	107,673,052	$108	$1,055,048	$(9,557)	$(543,474)	$502,125
Stock-based compensation expense	—	—	35,811	—	—	35,811
Common stock issued under employee stock plans	2,218,811	2	5,851	—	—	5,853
Taxes paid related to net share settlement of equity awards	—	—	(16,864)	—	—	(16,864)
Repurchase of common stock	(100,000)	—	(2,519)	—	—	(2,519)
Unrealized loss on derivative instruments, net of tax	—	—	—	(4,980)	—	(4,980)
Unrealized income on available for sale securities, net of tax	—	—	—	156	—	156
Net loss	—	—	—	—	(38,304)	(38,304)
Balance as of March 31, 2023	109,791,863	$110	$1,077,327	$(14,381)	$(581,778)	$481,278
Stock-based compensation expense	—	—	39,385	—	—	39,385
Common stock issued under employee stock plans	233,974	—	36	—	—	36
Taxes paid related to net share settlement of equity awards	—	—	(2,575)	—	—	(2,575)
Repurchase of common stock	(207,278)	—	(5,080)	—	—	(5,080)
Unrealized loss on derivative instruments, net of tax	—	—	—	(2,991)	—	(2,991)
Unrealized loss on available for sale securities, net of tax	—	—	—	(647)	—	(647)
Net loss	—	—	—	—	(38,697)	(38,697)
Balance as of June 30, 2023	109,818,559	$110	$1,109,093	$(18,019)	$(620,475)	$470,709
Stock-based compensation expense	—	—	32,980	—	—	32,980
Common stock issued under employee stock plans	327,868	—	5,457	—	—	5,457
Taxes paid related to net share settlement of equity awards	—	—	(532)	—	—	(532)
Repurchase of common stock	(1,193,369)	(1)	(35,922)	—	—	(35,923)
Unrealized loss on derivative instruments, net of tax	—	—	—	(5,041)	—	(5,041)
Unrealized loss on available for sale securities, net of tax	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(23,017)	(23,017)
Balance as of September 30, 2023	108,953,058	$109	$1,111,076	$(23,120)	$(643,492)	$444,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2023	109,103,721	$109	$1,142,578	$(8,649)	$(644,390)	$489,648
Stock-based compensation expense	—	—	32,093	—	—	32,093
Common stock issued under employee stock plans	2,485,389	3	6,411	—	—	6,414
Taxes paid related to net share settlement of equity awards	—	—	(34,860)	—	—	(34,860)
Unrealized income on derivative instruments, net of tax	—	—	—	1,797	—	1,797
Unrealized loss on available for sale securities, net of tax	—	—	—	(2,253)	—	(2,253)
Net loss	—	—	—	—	(40,490)	(40,490)
Balance as of March 31, 2024	111,589,110	$112	$1,146,222	$(9,105)	$(684,880)	$452,349
Stock-based compensation expense	—	—	30,089	—	—	30,089
Common stock issued under employee stock plans	590,312	—	3,378	—	—	3,378
Taxes paid related to net share settlement of equity awards	—	—	(1,748)	—	—	(1,748)
Unrealized loss on derivative instruments, net of tax	—	—	—	(961)	—	(961)
Unrealized loss on available for sale securities, net of tax	—	—	—	(559)	—	(559)
Common stock issued for debt conversion	195	—	6	—	—	6
Net loss	—	—	—	—	(23,948)	(23,948)
Balance as of June 30, 2024	112,179,617	$112	$1,177,947	$(10,625)	$(708,828)	$458,606
Stock-based compensation expense	—	—	31,931	—	—	31,931
Common stock issued under employee stock plans	242,454	—	6,290	—	—	6,290
Taxes paid related to net share settlement of equity awards	—	—	(656)	—	—	(656)
Unrealized income on derivative instruments, net of tax	—	—	—	3,714	—	3,714
Unrealized income on available for sale securities, net of tax	—	—	—	2,530	—	2,530
Purchase of capped calls related to Convertible senior notes	—	—	(55,522)	—	—	(55,522)
Net loss	—	—	—	—	(18,333)	(18,333)
Balance as of September 30, 2024	112,422,071	$112	$1,159,990	$(4,381)	$(727,161)	$428,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(82,771)	$(100,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,543	8,736
Stock-based compensation	94,113	108,176
Amortization of deferred commissions	19,906	17,547
Non-cash operating lease costs	7,050	7,087
Amortization of debt issuance costs	1,264	1,133
Amortization of premium and accretion of discount on marketable securities	(11,288)	(5,557)
Acquired in-process research and development	6,653	—

Changes in assets and liabilities:
Trade receivables	49,913	24,895
Prepaid expenses and other short-term assets	(10,889)	(11,118)
Deferred commissions	(23,846)	(18,338)
Other long-term assets	(129)	(963)
Trade payables	817	(1,634)
Accrued expenses and other short-term liabilities	(5,882)	(17,652)
Deferred revenues	37,200	33,555
Other long-term liabilities	272	3,120
Net cash provided by operating activities	90,926	48,969

Cash flows from investing activities:
Proceeds from maturities of marketable securities	157,100	28,850
Investment in marketable securities	(576,753)	(331,651)
Proceeds from short-term and long-term deposits	25,038	170,925
Investment in short-term and long-term deposits	(9,233)	(118,605)
Purchase of in-process research and development	(6,653)	—
Purchases of property and equipment	(2,342)	(2,945)
Net cash used in investing activities	(412,843)	(253,426)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	450,099	—
Purchases of capped calls	(55,522)	—
Proceeds from employee stock plans	16,082	11,346
Taxes paid related to net share settlement of equity awards	(37,264)	(19,971)
Repurchase of common stock	—	(43,522)
Net cash provided by (used in) financing activities	373,395	(52,147)
Increase (decrease) in cash and cash equivalents	51,478	(256,604)
Cash and cash equivalents at beginning of period	230,740	367,800
Cash and cash equivalents at end of period	$282,218	$111,196

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,115	$6,231
Cash paid for interest	$3,184	$3,195
Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$573	$1,945
Issuance of common stock for debt conversion	$6	$—
Issuance costs included in accrued expenses and other short-term liabilities	$450	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $158,380 for the nine months ended September 30, 2024.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $581,449 as of September 30, 2024, of which it expects to recognize approximately 52% as revenue over the next 12 months and the remainder thereafter.

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. In addition, the Company has previously entered into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Euro and Pound Sterling for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivative instruments measured at fair value and their classification on the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of September 30, 2024 (unaudited)		Assets (liabilities) as of December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$48,946	$837	$128,411	$3,372
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$98,387	$(501)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$91,709	$1,570	$33,233	$519
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$32,976	$(219)	$102,216	$(1,624)
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$48,653	$(1,407)	$—	$—
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other short-term assets	$—	$—	$39,155	$36
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$—	$—	$5,213	$(7)

The unaudited condensed consolidated statements of operations reflect a loss of $1,022 and $7,410 for the three and nine months ended September 30, 2024, respectively, and a loss of $3,546 and $9,496 for the three and nine months ended September 30, 2023, respectively, related to the cash flow hedges.

For the three months ended September 30, 2024, the Company did not have any forward contracts related to the Fair Value hedging program. For the nine months ended September 30, 2024 the unaudited condensed consolidated statements of operations reflect a gain of $728 in financial income, net, related to the Fair Value Hedging Program. For the three and nine months ended September 30, 2023, the unaudited condensed consolidated statements of operations reflect a gain of $584 and $429, respectively, in financial income, net, related to the Fair Value Hedging Program.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended September 30, 2024, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2024 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174, tax deduction for stock based compensation, and generation or utilization of carry forward net operating loss (“NOL”) and research and development tax credits resulting in a current provision expense without an offset to deferred expense as the Company remains in a valuation allowance on its U.S. deferred tax assets. For the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $4,938 and $2,504, respectively, and $9,711 and $12,911 for the nine months ended September 30, 2024 and 2023, respectively.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and make adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of September 30, 2024, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

The Company considers all investments and marketable securities purchased with maturities at the date of purchase greater than three months but less than one year to be short-term. Investments and marketable securities purchased with maturities at the date of purchase greater than one year are classified as long-term assets. Marketable securities are classified as available for sale and are, therefore, recorded at fair value on the condensed consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets, until realized. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the condensed consolidated statement of operations. Cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of September 30, 2024
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$110,679	$—	$—	$110,679
Total	$110,679	$—	$—	$110,679

Marketable securities
US Treasury securities	$551,058	$1,504	$—	$552,562
US Government Agency securities	9,994	12	—	10,006
Total	$561,052	$1,516	$—	$562,568

Short-term deposits
Term bank deposits	$34,174	$—	$—	$34,174
Total	$34,174	$—	$—	$34,174

Long-term marketable securities
US Treasury securities	$332,455	$3	$(129)	$332,329
Total	$332,455	$3	$(129)	$332,329

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$164,848	$—	$—	$164,848
Total	$164,848	$—	$—	$164,848

Marketable securities
US Treasury securities	$242,633	$530	$(1)	$243,162
US Government Agency securities	9,972	41	—	10,013
Total	$252,605	$571	$(1)	$253,175

Short-term deposits
Term bank deposits	$49,800	$—	$—	$49,800
Total	$49,800	$—	$—	$49,800

Long-term marketable securities
US Treasury securities	$209,961	$1,102	$—	$211,063
Total	$209,961	$1,102	$—	$211,063

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of September 30, 2024 and December 31, 2023.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net on the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

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

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the shares related to the conversion of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 (the "2025 Notes") and the 1.00% Convertible Senior Notes issued by the Company on September 10, 2024 and due September 2029 (the "2029 Notes" and, together with the 2025 Notes, the "Notes"), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 7,646,682 and 9,012,612 potentially dilutive shares from outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the period ending September 30, 2024 and 2023, respectively. Additionally, 15,020,709 and 8,239,254 shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the period ending September 30, 2024 and 2023, respectively.

j.	Contractual Purchase Obligations:

The Company has a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $9,930 due in the next 12 months and $21,000 due thereafter and an additional $43,021 contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments.

k.	Asset Acquisition:

On August 16, 2024, the Company entered into an asset purchase agreement with an unrelated third party. Substantially all of the fair value of the gross assets acquired was concentrated in the single in-process research and development ("IPR&D") asset. Total cash considerations were $6,500, subject to potential adjustments for any indemnity claims and inclusive of approximately $3,250 related to contingent payments that are estimated based upon the probability of the contingencies being satisfied. Additionally, the Company incurred approximately $153 in direct transaction costs related to the asset acquisition.

The $6,653 consideration related to the IPR&D asset was expensed in the period ending September 30, 2024 and included in the Company's condensed consolidated statements of operations under research and development expenses, as the IPR&D asset had no alternative future use.

l.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. Adoption of this ASU will not have a material effect on the consolidated financial statements and the Company is currently evaluating the effect on its disclosures.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	As of September 30, 2024
	(unaudited)				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$110,679	$—	$—	$110,679	$164,848	$—	$—	$164,848
Marketable securities:
US Treasury securities	—	552,562	—	552,562	—	243,162	—	243,162
US Government Agency securities	—	10,006	—	10,006	—	10,013	—	10,013
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	837	—	837	—	3,408	—	3,408
Long-term marketable securities:
US Treasury securities	—	332,329	—	332,329	—	211,063	—	211,063
Long-term other assets:
Forward foreign exchange contracts	—	1,570	—	1,570	—	519	—	519
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(1,908)	—	(1,908)	—	(7)	—	(7)
Long-term other liabilities:
Forward foreign exchange contracts	—	(219)	—	(219)	—	(1,624)	—	(1,624)
Total financial assets (liabilities), net	$110,679	$895,177	$—	$1,005,856	$164,848	$466,534	$—	$631,382

See Note 5 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes and 2029 Notes as of September 30, 2024.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

September 30, 2024
(unaudited)
Operating lease right-of-use assets	$45,390

Operating lease liabilities, current	$10,412
Operating lease liabilities, long-term	43,654
Total operating lease liabilities	$54,066

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of September 30, 2024, are as follows (in thousands):

September 30, 2024
(unaudited)
2024	$2,954
2025	11,810
2026	10,070
2027	9,610
2028	9,557
Thereafter	14,091
Total undiscounted lease payments	$58,092

Less: Imputed interest	$(4,026)
Present value of lease liabilities	$54,066

As of September 30, 2024, the Company had an additional operating lease that had not yet commenced of $2,454. This operating lease will commence in the fourth quarter of 2024 with a lease term through 2028.

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2024:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.68

Weighted average discount rate	2.84%

Total operating lease cost for the three and nine months ended September 30, 2024 was $2,432 and $7,333, respectively, inclusive of sublease income of $170 and $981, respectively. Total operating lease cost for the three and nine months ended September 30, 2023 was $2,530 and $7,232, respectively, inclusive of sublease income of $435 and $1,336, respectively.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and nine months ended September 30, 2024 or during prior periods.

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	September 30, 2024
Intangible assets, net	(in years)	(unaudited)
Developed technology & trademarks	4	$6,110
Total intangible assets		6,110
Less: Accumulated amortization		5,991
Total intangible assets, net		$119

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $381 and $382 for the three months ended September 30, 2024 and 2023, respectively and $1,143 and $1,144 for the nine months ended September 30, 2024, and 2023, respectively.

The following table summarizes estimated future amortization expense of our intangible assets as of September 30, 2024 (in thousands):

Years ending December 31,	Amount (unaudited)
2024	$119
Total future amortization expense	$119

NOTE 5:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

2025 Notes

The Company issued the 2025 Notes pursuant to an Indenture dated May 11, 2020 (the “2025 Indenture”). The offering totaled $253,000 aggregate principal amount. The net proceeds to the Company after issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

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

In addition, on or after February 15, 2025, a holder may convert all or any portion of its 2025 Notes at any time. As of September 30, 2024, the conversion feature of the 2025 Notes was triggered and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders from October 1, 2024 through December 31, 2024. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition. Since the issuance of the 2025 Notes, the Company has received and settled an immaterial amount of conversion notices from the holders. Upon conversion, the Company may elect to repay the 2025 Notes in cash, shares of common stock, or a combination of both. As of September 30, 2024, the 2025 Notes mature in less than one year, as such, the 2025 Notes were classified as short-term on the Company's condensed consolidated balance sheet.

Effective August 20, 2023, the Company may redeem the 2025 Notes for cash, at its option, subject to the terms and conditions provided in the 2025 Indenture.

2029 Notes

The Company issued $460,000 aggregate principal amount of 1.00% Convertible Senior Notes due September 2029 pursuant to an Indenture dated September 10, 2024 (the “2029 Indenture”), between the Company and U.S. Bank Trust Company, as trustee. The offering consisted of $400,000 aggregate principal amount plus the full exercise of the initial purchasers’ option to purchase up to an additional $60,000 aggregate principal amount. The net proceeds to the Company after issuance costs were approximately $449,649. Separately, the Company entered into privately negotiated capped call transactions and used $55,522 of the net proceeds from the offering to pay the cost of the capped call transactions as described below.

The 2029 Notes will mature on September 15, 2029, unless earlier converted, redeemed or repurchased. Interest will be payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025, at a rate of 1.00% per year.

The initial conversion rate for the 2029 Notes is 14.7419 shares of the Company’s common stock for each $1,000 principal amount of the 2029 Notes which is equivalent to an initial conversion price of approximately $67.83 per share. The conversion rate is subject to adjustment in specified events. The 2029 Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, at the option of a holder, prior to the close of business on the business day immediately preceding March 15, 2029, only under the following circumstances:

(1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2) during the five consecutive business day period immediately after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2029 Indenture) per $1,000 principal amount of the 2029 Notes, as determined following a request by a holder of the 2029 Notes in the manner described in the 2029 Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(3) if the Company calls any or all of the 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of certain corporate events specified in the 2029 Indenture.

In addition, regardless of the foregoing circumstances, on or after March 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of September 30, 2024, the 2029 Notes were classified as long-term on the Company's condensed consolidated balance sheet.

The 2029 Notes are not redeemable at the Company’s option prior to September 20, 2027. The Company may redeem the 2029 Notes for cash, at its option, on a redemption date occurring on or after September 20, 2027, and on or prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a “fundamental change” (as defined in the 2029 Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. If the Company is required to repurchase the 2029 Notes due to a fundamental change, it remains at the Company’s discretion to determine whether the settlement is in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock.

The 2029 Indenture includes customary terms, including certain events of default after which the 2029 Notes may be due and payable immediately. The 2029 Notes are the Company’s unsecured obligations and rank senior in right of payment to all of the

Company’s indebtedness that is expressly subordinated in right of payment to the 2029 Notes, and equal in right of payment with all of the Company’s liabilities that are not so subordinated, including the Company’s 2025 Notes.

The Company accounts for the 2029 Notes as a single liability measured at it amortized cost. The carrying value of the liability is represented by the face amount of the 2029 Notes, less debt issuance costs. The total offering costs upon issuance of the 2029 Notes were $10,351 and are amortized as interest expense over the term of the 2029 Notes, using the effective interest rate method.

The net carrying amount of the Notes were as follows (in thousands):

	September 30, 2024			December 31, 2023
	(unaudited)
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
Principal	$252,994	$460,000	$712,994	$253,000	$—	$253,000
Unamortized issuance costs	(1,369)	(10,241)	(11,610)	(2,523)	—	(2,523)
Net carrying amount	$251,625	$449,759	$701,384	$250,477	$—	$250,477

The effective interest rate for the three and nine months ended September 30, 2024 was 1.87% and 1.46% for the 2025 and 2029 Notes, respectively. The interest expense recognized related to the Notes for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,
	2024			2023
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$791	$256	$1,047	$791	$—	$791
Amortization of debt issuance costs	386	110	496	379	—	379
Total	$1,177	$366	$1,543	$1,170	$—	$1,170

	Nine Months Ended September 30,
	2024			2023
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$2,372	$256	$2,628	$2,372	$—	$2,372
Amortization of debt issuance costs	1,154	110	1,264	1,133	—	1,133
Total	$3,526	$366	$3,892	$3,505	$—	$3,505

As of September 30, 2024 and December 31, 2023, the total estimated fair value of the 2025 Notes was approximately $465,630 and $386,201, respectively. As of September 30, 2024, the total estimated fair value of the 2029 Notes was approximately $496,158. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair values of the Notes are primarily affected by the trading price of our common stock and market interest rates. The fair values of the Notes are considered a Level 2 within the fair value hierarchy and were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market.

Capped Call Transactions

In May 2020 and September 2024, in connection with the pricing of the 2025 Notes and 2029 Notes, respectively, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $47.24 and $104.36, for the 2025 and 2029 Notes, respectively (the "Cap Price").

The Capped Call Transactions are considered a freestanding instrument in accordance with ASC No. 480, "Distinguishing Liabilities from Equity", as they were entered into separately and apart from the convertible notes and since the conversion or redemption of the convertible notes does not automatically result in the exercise of the capped call. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity on the condensed consolidated balance sheet and are not accounted for as derivatives. The cost of the Capped Call Transactions for the 2025 and 2029 Notes were approximately $29,348 and $55,522, respectively, and were recorded as a reduction to additional paid-in capital.

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

b. A summary of employees’ stock options activities during the nine months ended September 30, 2024 is as follows:

	Nine Months Ended September 30, 2024 (unaudited)
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2024	573,430	$7.564	$21,627	0.962
Granted	—	$—
Exercised	(570,064)	$7.575
Forfeited and expired	—	$—
Options outstanding and exercisable as of September 30, 2024	3,366	$5.682	$171	5.368

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the nine months ended September 30, 2024 was $22,174. As of September 30, 2024, there was no unrecognized compensation cost related to employees and non-employees unvested stock options as all options have vested.

c.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2024 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance - January 1, 2024	8,234,171	$36.83
Granted	3,642,369	$42.95
Vested	(3,124,657)	$40.12
Forfeited	(1,108,567)	$38.79
Unvested balance – September 30, 2024	7,643,316	$38.12

As of September 30, 2024, there was $198,011 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.262 years.

d.	2015 Employee Stock Purchase Plan:

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

e.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Cost of revenues	$1,357	$1,416	$4,017	$5,946
Research and development	10,442	11,323	31,057	37,480
Sales and marketing	9,860	11,201	30,985	37,861
General and administrative	10,272	9,040	28,054	26,889
Total	$31,931	$32,980	$94,113	$108,176

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues based on customer’s location:
North America	$115,224	$94,664	$296,946	$260,427
EMEA	27,991	24,023	81,214	74,168
Rest of World	4,853	3,621	14,276	10,466
Total revenues	$148,068	$122,308	$392,436	$345,061

For the three and nine months ended September 30, 2024 and 2023, respectively, there were no revenues to a single customer exceeding 10% of total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Long-lived assets by geographic region:
United States	$32,514	$35,791
Israel	28,593	34,755
Ireland	11,742	13,240
Other	1,449	2,016
	$74,298	$85,802

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Transition to a SaaS-Based Business Model

In response to the evolving needs of our customers and the growing threat landscape, we are strategically transitioning to a SaaS delivery model. This transition is driven by the increased importance of a data-centric approach to security and the demand for comprehensive protection in the face of heightened cyber risks, collaboration across multiple platforms, the adoption of generative AI tools and the necessity for compliance. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated protection. We believe our offering provides comprehensive data coverage and our ability to address this demand has and will continue to be a key driver of our growth.

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud infrastructure and applications. On October 31, 2022 we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform will be transformational. The advantages include: quicker and easier deployment and maintenance of solutions with reduced infrastructure and personnel requirements; a lower total cost of ownership; faster deployment of risk assessments, which is the core of our sales motion; enhanced threat detection; continual threat model updates; increased automation for securing data in place; and the ability to deliver additional features and functionality to customers more efficiently. In addition, our Managed Data Detection and Response ("MDDR") offering further reduces both the likelihood of a breach and its potential impact by enabling automated 24x7x365 monitoring with a service level agreement (SLA) that ensures Varonis will respond to alerts within a specified time frame. Our MDDR offering is only available for our SaaS customers because of the automation and visibility that’s built into our SaaS platform.

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting organizations with 1,000 users or more who can make larger initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, technology, energy and utilities, consumer and retail, education and construction and engineering sectors. We believe our existing customer base serves as a strong source of incremental future revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting organizations with 1,000 users or more who can make larger purchases with us initially and over time. We are also focused on maintaining a high renewal rate by investing in the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for more than 40 of the most critical on-premises and cloud data stores and applications and our renewal rate continued to be over 90% for the nine months ended September 30, 2024.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the three and nine months ended September 30, 2024, approximately 78% and 76%, respectively, of our revenues were derived from North America, while approximately 19% and 21%, respectively, of our revenues were derived from EMEA and approximately 3% from ROW. Additionally, despite the revenue recognition headwinds from the accounting treatment associated with the positive trend of our increase in SaaS sales and existing customer conversions to SaaS, total revenues still grew approximately 14% for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, however, our operations around the world were negatively impacted by broader macroeconomic conditions, including a higher inflation and interest rate environment and a general economic slowdown. As a result, we have seen changes in customer buying patterns including, some budgetary tightening and additional scrutiny on enterprise spending, a trend which may continue for the foreseeable future.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three and nine months ended September 30, 2024, we have continued to grow our revenues despite revenue recognition accounting treatment headwinds associated with the increase in SaaS sales and existing customer conversions to SaaS. For the three months ended September 30, 2024 and 2023, SaaS revenues were $57.8 million and $13.7 million, respectively. For the nine months ended September 30, 2024 and 2023, SaaS revenues were $136.6 million and $21.4 million, respectively. For the three months ended September 30, 2024 and 2023, our total revenues were $148.1 million and $122.3 million, respectively. For the nine months ended September 30, 2024 and 2023, our total revenues were $392.4 million and $345.1 million, respectively. For the three months ended September 30, 2024 and 2023, we had operating losses of $23.6 million and $29.1 million and net losses of $18.3 million and $23.0 million, respectively. For the nine months ended September 30, 2024 and 2023, we had operating losses of $100.1 million and $112.0 million and net losses of $82.8 million and $100.0 million, respectively.

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

As of September 30, 2024 and 2023, ARR was $610.0 million and $517.5 million, respectively, an increase of 18% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS-Based Business Model and SaaS as a Percentage of ARR

Over the last two years, we have strategically expanded our offering to include SaaS solutions. Recognizing the established benefits of SaaS for both customers and us, we plan to transition our business to a predominantly SaaS delivery model over the next several years. Due to differences in the revenue recognition accounting treatment, the transition to a SaaS based-business model may produce revenue headwinds which may cause significant variation in the reported revenues for a given period compared to the same period in the previous year. As of September 30, 2024, SaaS as a percentage of total ARR was approximately 43% and we expect this percentage to increase as we continue the transition to a SaaS delivery model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $581.4 million as of September 30, 2024. We expect RPO to continue to increase in absolute dollars as we transition to a predominately SaaS-based company.

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

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the nine months ended September 30, 2024 and 2023 continued to be over 90%. We do not expect perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates due to the transition to a predominately SaaS delivery model. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage. As such, maintenance and services revenues are expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from subscription licenses and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	46.5%	68.7%	47.8%	72.6%
SaaS	39.0	11.2	34.8	6.2
Maintenance and services	14.5	20.1	17.4	21.2
Total revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 95 countries.

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

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs and acquired in-process research and development. We expense research and development costs as incurred. We expect that our research and development expenses will continue to increase in absolute dollars as we further strengthen our technology platform and invest in the development of both existing and new products through the hiring of talented and capable employees.

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

Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of interest income, foreign exchange gains or losses, amortization of debt issuance costs and interest expense. Interest income represents interest received on our cash, cash equivalents, marketable securities, deposits and amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt issuance costs relate to the Notes we issued in May 2020 and September 2024. Interest expense consists of the contractual interest expenses associated with the Notes.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following tables are a summary of our condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2024	2023
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Term license subscriptions	$68,751	$83,963
SaaS	57,805	13,716
Maintenance and services	21,512	24,629
Total revenues	148,068	122,308
Cost of revenues	24,007	17,381
Gross profit	124,061	104,927
Operating expenses:
Research and development	53,459	44,818
Sales and marketing	71,378	68,610
General and administrative	22,864	20,646
Total operating expenses	147,701	134,074
Operating loss	(23,640)	(29,147)
Financial income, net	10,245	8,634
Loss before income taxes	(13,395)	(20,513)
Income taxes	(4,938)	(2,504)
Net loss	$(18,333)	$(23,017)

	Three Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Term license subscriptions	46.5%	68.7%
SaaS	39.0	11.2
Maintenance and services	14.5	20.1
Total revenues	100.0	100.0
Cost of revenues	16.2	14.2
Gross profit	83.8	85.8
Operating expenses:
Research and development	36.1	36.6
Sales and marketing	48.2	56.1
General and administrative	15.5	16.9
Total operating expenses	99.8	109.6
Operating loss	(16.0)	(23.8)
Financial income, net	6.9	7.0

Loss before income taxes	(9.1)	(16.8)
Income taxes	(3.3)	(2.0)
Net loss	(12.4)%	(18.8)%

Revenues

	Three Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Revenues:
Term license subscriptions	$68,751	$83,963	(18.1)%
SaaS	57,805	13,716	321.4%
Maintenance and services	21,512	24,629	(12.7)%
Total revenues	$148,068	$122,308	21.1%

	Three Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	46.5%	68.7%
SaaS	39.0	11.2
Maintenance and services	14.5	20.1
Total revenues	100.0%	100.0%

For the three months ended September 30, 2024, our revenues increased 21% compared to the three months ended September 30, 2023 despite the positive trend of increased SaaS sales and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 321% from $13.7 million for the three months ended September 30, 2023 to $57.8 million for the three months ended September 30, 2024 as we progress through our transition to a predominantly SaaS delivery model. The increase in SaaS revenues was driven by new customer acquisitions, existing customers conversions and our high renewal rate. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the future. ARR was $610.0 million and $517.5 million as of September 30, 2024 and 2023, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to SaaS despite our renewal rate continuing to be over 90% for each of the three months ended September 30, 2024 and 2023. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Cost of revenues	$24,007	$17,381	38.1%

	Three Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Total gross margin	83.8%	85.8%

The increase in cost of revenues was primarily related to a $3.3 million increase in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our recently introduced MDDR offering, ensure high customer satisfaction and maintain our strong renewal rates. The increase is also due to a $2.9 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$53,459	$44,818	19.3%
Sales and marketing	71,378	68,610	4.0%
General and administrative	22,864	20,646	10.7%
Total operating expenses	$147,701	$134,074	10.2%

	Three Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Operating expenses:
Research and development	36.1%	36.6%
Sales and marketing	48.2	56.1
General and administrative	15.5	16.9
Total operating expenses	99.8%	109.6%

The increase in research and development expenses was primarily related to a $6.7 million increase in acquired in-process research and development costs associated with our asset acquisition, a $1.3 million increase in salaries and benefits and stock-based compensation expense, an increase of $0.4 million in facilities and allocated overhead costs and a $0.2 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $1.9 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model, a $0.6 million increase in salaries and benefits and stock-based compensation expense and a $0.1 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $2.3 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Three Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Financial income, net	$10,245	$8,634	18.7%

The increase in financial income, net was primarily due to higher interest income and foreign currency gains.

Income Taxes

	Three Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Income taxes	$(4,938)	$(2,504)	97.2%

Income taxes for the three months ended September 30, 2024, including the increase in income taxes, were comprised of U.S. and foreign income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following tables are a summary of our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2024	2023
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Term license subscriptions	$187,460	$250,306
SaaS	136,575	21,437
Maintenance and services	68,401	73,318
Total revenues	392,436	345,061
Cost of revenues	67,792	52,404
Gross profit	324,644	292,657
Operating expenses:
Research and development	146,219	135,694
Sales and marketing	212,646	207,324
General and administrative	65,878	61,618
Total operating expenses	424,743	404,636
Operating loss	(100,099)	(111,979)
Financial income, net	27,039	24,872
Loss before income taxes	(73,060)	(87,107)
Income taxes	(9,711)	(12,911)
Net loss	$(82,771)	$(100,018)

	Nine Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Term license subscriptions	47.8%	72.6%
SaaS	34.8	6.2
Maintenance and services	17.4	21.2
Total revenues	100.0	100.0
Cost of revenues	17.3	15.2
Gross profit	82.7	84.8
Operating expenses:
Research and development	37.2	39.3
Sales and marketing	54.2	60.1
General and administrative	16.8	17.9
Total operating expenses	108.2	117.3
Operating loss	(25.5)	(32.5)
Financial income, net	6.9	7.3
Loss before income taxes	(18.6)	(25.2)
Income taxes	(2.5)	(3.8)
Net loss	(21.1)%	(29.0)%

Revenues

	Nine Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Revenues:
Term license subscriptions	$187,460	$250,306	(25.1)%
SaaS	136,575	21,437	537.1%
Maintenance and services	68,401	73,318	(6.7)%
Total revenues	$392,436	$345,061	13.7%

	Nine Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	47.8%	72.6%
SaaS	34.8%	6.2%
Maintenance and services	17.4%	21.2%
Total revenues	100.0%	100.0%

For the nine months ended September 30, 2024, our revenues increased 14% compared to the nine months ended September 30, 2023 despite the positive trend of increased SaaS sales and existing customer conversions to SaaS which cause headwinds due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 537% from $21.4 million for the nine months ended September 30, 2023 to $136.6 million for the nine months ended September 30, 2024 as we progress through our transition to a predominantly SaaS delivery model. The increase in SaaS revenues was driven by new customer acquisitions, existing customers conversions and our high renewal rate. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the future. ARR was $610.0 million and $517.5 million as of September 30, 2024 and 2023, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to SaaS despite our renewal rate continuing to be over 90% for each of the nine months ended September 30, 2024 and 2023. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Cost of revenues	$67,792	$52,404	29.4%

	Nine Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Total gross margin	82.7%	84.8%

The increase in cost of revenues was primarily related to an increase of $8.2 million in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our recently introduced MDDR offering, ensure high customer satisfaction and maintain our strong renewal rates. The increase is also due to a $6.4 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

Operating Expenses

	Nine Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$146,219	$135,694	7.8%
Sales and marketing	212,646	207,324	2.6%
General and administrative	65,878	61,618	6.9%
Total operating expenses	$424,743	$404,636	5.0%

	Nine Months Ended September 30,
	2024	2023
	(as a percentage of total revenues)
Operating expenses:
Research and development	37.2%	39.3%
Sales and marketing	54.2%	60.1%
General and administrative	16.8%	17.9%
Total operating expenses	108.2%	117.3%

The increase in research and development expenses was primarily related to a $6.7 million increase in acquired in-process research and development costs associated with our asset acquisition, a $1.3 million increase in salaries and benefits and stock-based compensation expense, an increase of $1.2 million in facilities and allocated overhead costs and a $1.0 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $7.7 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model. This was partially offset by a decrease of $1.8 million in salaries and benefits and stock-based compensation expense and a $0.7 million decrease in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $4.2 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Nine Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Financial income, net	$27,039	$24,872	8.7%

The increase in financial income, net was primarily due to higher interest income, partially offset by less foreign currency gains.

Income Taxes

	Nine Months Ended September 30,
	2024	2023	% Change
	(unaudited) (in thousands)
Income taxes	$(9,711)	$(12,911)	(24.8)%

Income taxes for the nine months ended September 30, 2024, including the decrease in income taxes, were comprised of U.S. and foreign income taxes.

Liquidity and Capital Resources

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2024	2023
	(unaudited) (in thousands)
Net cash provided by operating activities	$90,926	$48,969
Net cash used in investing activities	(412,843)	(253,426)
Net cash provided by (used in) financing activities	373,395	(52,147)
Increase (decrease) in cash and cash equivalents	$51,478	$(256,604)

As of September 30, 2024, our cash and cash equivalents, short-term marketable securities and short-term deposits of $879.0 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of September 30, 2024, we held $332.3 in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, non-cash operating lease costs, amortization of debt issuance costs and amortization of premium and accretion of discount on marketable securities, acquired in-process research and development costs, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenue, which primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy.

For the nine months ended September 30, 2024, cash inflows from our operating activities were $90.9 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the nine months ended September 30, 2024, cash inflows were $43.5 million from our net loss excluding non-cash and acquired in-process research and development charges. Additional sources of cash inflows were from changes in our working capital, including a $49.9 million decrease in accounts receivable. Our days’ sales outstanding (“DSO”) for the three and nine months ended September 30, 2024 were 69 and 73, respectively. Other sources of cash inflows were from a $37.2 million increase in deferred revenues, a $0.8 million increase in trade payables and a $0.3 million increase in other long-term liabilities. This was partially offset by a $34.7 million increase in prepaid expenses and other short-term assets (including deferred commissions), a $5.9 million decrease in accrued expenses and other liabilities and a $0.1 million increase in other long-term assets.

For the nine months ended September 30, 2023, cash inflows from our operating activities were $49.0 million. For the nine months ended September 30, 2023, cash inflows were $37.1 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $33.6 million increase in deferred revenues and a $24.9 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2023 was 75 and 69, respectively. Other sources of cash inflows were from a $3.1 million increase in other long-term liabilities. This was partially offset by a $29.5 million increase in prepaid expenses and other short-term assets (including deferred commissions), a $17.7 million decrease in accrued expenses and other liabilities, a $1.6 million decrease in trade payables and a $1.0 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase in-process research and development, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the nine months ended September 30, 2024, net cash used in investing activities of $412.8 million was primarily attributable to net investments of $419.7 million in marketable securities, $6.7 million for in-process research and development and $2.3 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements. This was partially offset by net proceeds of $15.8 million in deposits.

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

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities of $373.4 million was attributable to $450.1 million of net proceeds from the issuance of convertible senior notes and $16.1 million of proceeds from employee stock plans, partially offset by $55.5 million related to purchases of capped calls associated with the convertible senior notes and $37.3 million in taxes paid related to net share settlement of equity awards.

For the nine months ended September 30, 2023, net cash used in financing activities of $52.1 million was attributable to $43.5 million of repurchases of common stock and $20.0 million in taxes paid related to net share settlement of equity awards, partially offset by $11.3 million of proceeds from employee stock plans.

Convertible Notes

On May 11, 2020, we issued $253.0 million aggregate principal amount of Notes (the "2025 Notes"). The net proceeds from the offering, after deducting issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we used $29.3 million of the net proceeds to enter into Capped Call Transactions.

On September 10, 2024, we issued $460.0 million aggregate principal amount of Notes (the "2029 Notes" and together with the 2025 Notes, the "Notes"). The net proceeds from the offering, after deducting issuance costs, were approximately $449.6 million. In connection with the issuance of the 2029 Notes, we used $55.5 million of the net proceeds to enter into Capped Call Transactions.

For further information regarding the Notes and Capped Call Transactions, refer to Note 5 of our condensed consolidated financial statements.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2024 for the upcoming years were as follows:

	Payments Due by Period
	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Operating lease obligations	$3,096	$12,381	$10,650	$10,190	$10,137	$14,091	$60,545

We have obligations related to unrecognized tax benefit liabilities totaling $28.5 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $9.9 million due in the next 12 months and $21.0 million due thereafter and an additional $43.0 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. Adoption of this ASU will not have a material effect on our consolidated financial statements and we are currently evaluating the effect on our disclosures.

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

Foreign Currency Exchange Risk

Approximately one fifth of our revenues for the three months ended September 30, 2024 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and NIS, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

For purposes of our condensed consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate during the reporting period.

We use derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted revenues and expenses. A majority of our revenues and operating expenditures are transacted in U.S. dollars; however, certain revenues and operating expenditures are incurred in or exposed to other currencies, specifically, Euro and Pound Sterling for revenues and the New Israeli Shekel, Euro and Pound Sterling for operating expenses. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We have also previously entered into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes in the underlying hedged item which impacts financial income, net. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We had cash and cash equivalents, short-term marketable securities and short-term deposits of $879.0 million as of September 30, 2024. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase in interest rates would not have a material impact on our condensed consolidated financial statements.

In May 2020 we issued the 2025 Notes and in September 2024 we issued the 2029 Notes, which have fixed annual interest rates at 1.25% and 1.00%, respectively, and therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized costs on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, applies to personal data of consumers, business representatives, and employees who are California residents, and requires, among other things, covered companies to provide specific disclosures to California consumers and afford such consumers new abilities to exercise certain privacy rights, including opting out of certain sales of personal information. Consumer rights and obligations under the CCPA were expanded by the California Privacy Rights Act (CPRA) on November 3, 2020. The CPRA took effect on January 1, 2023, along with the Virginia Consumer Data Protection Act; the Colorado Privacy Act and Connecticut Act Concerning Personal Data Privacy and Online Monitoring took effect on July 1, 2023, and the Utah Consumer Privacy Act took effect on December 31, 2023. In the past few years, numerous other U.S. states have enacted comprehensive privacy laws, and we expect more states to pass similar laws in the future. These laws impose similar obligations on businesses with regard to the use, disclosure and security of personal information, and grant additional rights in that personal information to consumers.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union’s (“EU”) data protection regime, the GDPR, became enforceable on May 25, 2018. Additionally, the United Kingdom ("UK") has enacted legislation that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit,” has created uncertainty with regard to the regulation of data protection in the United Kingdom. Although there are currently various mechanisms that may be used to transfer personal data from the European Economic Area ("EEA") and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

We have incurred net losses in each year since our inception, including a net loss of $82.8 million for the nine months ended September 30, 2024 and net losses of $100.9 million and $124.5 in each of the years ended December 31, 2023 and 2022, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2023 and for the nine months ended September 30, 2024, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in North America. For the year ended December 31, 2023 and for the nine months ended September 30, 2024, approximately 75% and 76% respectively, of our total revenues were derived from sales in North America. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our business relies on our customers’ satisfaction with the technical support and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2023 and for the nine months ended September 30, 2024 continued to be over 90%. Customer satisfaction will become even more important as almost all of our licensing has shifted to subscription license agreements.

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

We incorporate machine learning and AI solutions into parts of our platform, offerings, services and features, and these applications may become more important in our operations over time. AI technologies, including generative AI, are complex and rapidly evolving, and we face competition from other companies as well as an evolving regulatory landscape. Several jurisdictions around the globe, including Europe and the United States, have already proposed or enacted laws governing AI, and we may need to commit significant resources to maintain business practices that comply with the evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly and successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

As of September 30, 2024, we had 88 issued patents in the United States and 32 pending U.S. patent applications. We also had 76 patents issued and 26 applications pending for examination in non-U.S. jurisdictions, and 11 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We are also subject to the regular examination of our income tax returns by the U.S. Internal Revenue Services and other tax authorities in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, IP structure or other matters and assess additional taxes. While we believe that we are currently in material compliance with our obligations under applicable taxing regimes, and regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these regular examinations will not have a material adverse effect on our results of operations and cash flows.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. As of the third quarter of 2024, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted. To the extent that this provision is not modified or repealed, and once our available NOLs or tax credits are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

The Organization for Economic Cooperation and Development (“OECD”) introduced the base erosion and profit shifting project which sets out a plan to address international taxation principles in a globalized, digitized business world (the “BEPS Plan”). As a result, changes have been and continue to be made to numerous international tax principles and local tax regimes. Due to the expansion of our international business activities, those modifications may increase our worldwide effective tax rate, create tax and compliance obligations in jurisdictions in which we previously had none and adversely affect our financial position.

Risks Related to the Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In May 2020 and September 2024 we issued the 2025 Notes and 2029 Notes, respectively. As of September 30, 2024, we had approximately $713.0 million outstanding aggregate principal amount of the Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

Our ability to meet our payment obligations under the Notes depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We may issue additional shares of our common stock in connection with conversions of the Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.

In the event that the remaining Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

The fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

If the Company undergoes a “fundamental change,” subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if such fundamental change also constitutes a “make-whole fundamental change,” the conversion rate for the Notes may be increased upon conversion of the Notes in connection with such “make-whole fundamental change.” Any increase in the conversion rate will be determined based on the date on which the “make-whole fundamental change” occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase the Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

The Capped Call Transactions may affect the value of the Notes and our common stock.

In connection with the issuance of the Notes, we entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to the Cap Price, subject to certain adjustments under the terms of the Capped Call Transactions.

From time to time, certain financial institutions (with which we entered into the Capped Call Transactions) or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the price of our common stock or Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of September 30, 2024, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of September 30, 2024, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

Risks Related to the Ownership of our Common Stock

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock into the public market, or the perception that these sales might occur, for whatever reason, including as a result of the conversion of the outstanding Notes or future public equity offerings, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

As of September 30, 2024, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 7.6 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Notes and could also impact the trading price of the Notes. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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
• conversion of the Notes; and
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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our financial condition, results of operations, capital requirements, share repurchases, general business conditions and other factors that our board of directors may deem relevant. Until such time that we pay a dividend, stockholders, including holders of our Notes who receive shares of our common stock upon conversion of the Notes, must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Anti-takeover provisions in our charter documents and under Delaware law and provisions in the indentures for our Notes could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management, thereby depressing the trading price of our common stock and Notes.

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

In addition, if a “fundamental change” occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the Indentures) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such “make-whole fundamental change.” These features of the Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition. Furthermore, the Indentures prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes.

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

During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

October 31, 2024	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

October 31, 2024	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)
Indenture, dated as of September 10, 2024, by and between Varonis Systems, Inc. and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note, representing Varonis Systems, Inc.’s 1.00% Convertible Senior Notes due 2029).

10.1(4)	Form of Confirmation for Capped Call Transactions.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-36324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 8, 2022 (File No. 001-36324) and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 10, 2024 (File No. 001-36324) and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 10, 2024 (File No. 001-36324) and incorporated herein by reference.