Form 10-K
period 2024-12-31
VARONIS SYSTEMS INC
filed 2025-02-06
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $5.25 billion.

As of January 31, 2025, the registrant had 112,550,156 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
i

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2024

ii

PART I

Item 1.	Business

We were incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005. Our principal offices are located at 1250 Broadway, 28th Floor, New York, NY 10001. For convenience in this report, the terms “Company,” “Varonis,” “we” and “us” may be used to refer to Varonis Systems, Inc. and/or its subsidiaries, except where indicated otherwise. Our telephone number is (877) 292-8767.

Overview

Varonis is a leader in data security as, since we started operations in 2005, we recognized that an enterprise's capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change the global economy and the risk profiles of all organizations - from corporations to governmental agencies. Our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

Data continues to grow in new and existing data stores both in the cloud and on-premises, a trend we have seen accelerate as companies worldwide undergo waves of digital transformation and artificial intelligence ("AI") initiatives that have significantly impacted how they must approach data security. While the significant increase of software-as-service (“SaaS”) and infrastructure-as-service (“IaaS”) usage has accelerated workforce collaboration and information technology ("IT") operations, it has also created unprecedented data sprawl and complexity that have contributed to a growing number of catastrophic data breaches.

We believe the adoption of generative artificial intelligence (“Gen AI”) tools will dramatically compound data growth and introduce new data security challenges that can only be addressed with automation. Gen AI-powered productivity features, commonly called “copilots,” are now embedded within applications such as Microsoft 365, Salesforce, Google Workspace, and Box. These tools typically leverage existing data security controls to determine which sensitive information can be used by AI; if an organization’s data security controls are not optimized, they face an increased risk of unintentional data exposure and potential abuse by malicious actors. As organizations customize AI agents (such as Microsoft Copilot Studio and Salesforce Agentforce) and train their own large language models ("LLMs"), we believe additional challenges around the security of training data, models and the underlying infrastructure will require automated solutions.

In addition to data growth, companies face an environment where threat actors continue to refine their strategies to monetize sensitive data and the risk of substantial fines for noncompliance with data-centric regulations continues to grow. At the same time, organizations are seeing a global scarcity of in-house technical expertise, as the demand for cybersecurity professionals significantly outpaces supply, and IT and security experts are under pressure to solve growing problems with fewer resources. We believe that these trends provide us with a long-term opportunity to fulfill our mission of protecting sensitive data for our customers and alleviating the resource pressure and skills shortage that companies face through our automation capabilities and Managed Data Detection and Response ("MDDR") offering.

Enterprises now use many different combinations of data stores and applications, making it difficult to holistically visualize, quantify and control data breach risk without a unified data security platform. We believe our offering's comprehensive data coverage and automation allows organizations to keep pace with the relentless data growth, sprawl and complexity. We started in 2005 with coverage for Windows file shares. Today, we offer coverage for most mission-critical cloud and on-premises data stores, cloud infrastructure environments, identity repositories and many critical SaaS applications. In 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which offers simpler deployment, faster time-to-value, and groundbreaking automation capabilities that help customers prevent data breaches. Since that time, we have seen SaaS deployments grow significantly and expect them to continue to increase through 2025, when we believe our transition to a SaaS delivery model to be complete.

Varonis software enables enterprises of all sizes and industries to protect data stored in the cloud and on-premises, including: sensitive files, emails and databases; confidential personal data belonging to customers, patients and employees; financial records; source code, strategic and product plans; and other intellectual property. Recognizing the challenge of protecting data with growing volume, velocity and variety, we have built an integrated platform to simplify and streamline data security, threat detection and response and data privacy and compliance.

The Varonis Data Security Platform helps enterprises protect data against cyberattacks from both external and internal threats. Our technology enables enterprises to analyze data, application and account activity and user behavior to help detect and prevent attacks. Varonis prevents or limits unauthorized use of sensitive information, detects and prevents potential cyberattacks and limits potential damage by automatically locking down data, allowing access to only those who need it, and automating the removal of stale data when it is no longer useful.

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

We believe that the (i) Varonis Data Security Platform technology, (ii) coverage for most mission-critical cloud and on-premises data stores and cloud infrastructure environments, identity repositories and many critical SaaS applications and (iii) technical experts within the Company who continue to expand and improve our offering are our primary, hard to replicate competitive advantages. The strength of our solution is driven by several proprietary technologies and methodologies that we have developed, coupled with how we have combined them into our highly versatile platform. Our belief in our technological advantage stems from having developed a way to do each of the following:

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

The broad applicability of our technology has resulted in our customers deploying our software for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; data security posture management; SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection with MDDR; automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

We sell substantially all our products and services to channel partners, including distributors and resellers, which sell to end-user customers, whom we refer to in this report as our customers. Our products are also available to trial and purchase via the Azure Marketplace, AWS Marketplace, and Salesforce AppExchange. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and successfully deliver our unique value proposition for securing enterprise data. While our products serve customers of all sizes, across all industries and all geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, education and construction and engineering sectors. We believe our existing customer base is a strong source of future incremental revenues given our broad platform of products, the growing volumes and complexity of their enterprise data and the associated security concerns.

Size of Our Market Opportunity

The International Data Corporation’s Global DataSphere Forecast, 2024-2028, predicts that over the next five years, data will reach approximately 394 zettabytes (or 394 trillion Gigabytes) by 2028, representing a nearly 10x increase compared to 2018. That data will include both structured and unstructured data, but unstructured data overwhelmingly dominates, accounting for approximately 90% of the data created each year. We expect this significant growth to continue creating a need for automation technologies to protect and manage data. We believe that the diverse coverage and functionality offered by our platform positions us well to capitalize on this powerful trend in the digital universe.

Our Technology

Our proprietary technology extracts critical information about an enterprise’s data and its supporting infrastructure, and uses this contextual information, or metadata, to create a functional map of an enterprise’s data and underlying file systems. Our Metadata Framework technology has been architected to process large volumes of enterprise data and related metadata at a massive scale with minimal demands on the existing IT infrastructure. At the end of 2022, Varonis announced the availability of our flagship Varonis Data Security Platform as a SaaS. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform is transformational for several reasons: customers are able to more quickly and easily deploy and maintain our solutions with reduced infrastructure and personnel requirements; a lower total cost of ownership; faster deployment of risk assessments, which is the core of our sales motion; enhanced threat detection; continual threat model updates; increased automation for securing data in place; and the ability to deliver additional features and functionality to customers more efficiently. In addition, our MDDR offering further reduces both the likelihood of a breach and its potential impact by enabling automated 24x7x365 monitoring with a service level agreement ("SLA") that ensures Varonis will respond to alerts within a specified time frame. Our MDDR offering is only available for our SaaS customers because of the automation and visibility that’s built into our SaaS platform.

On November 14, 2023, we announced an expansion of our AI and machine learning capabilities with the launch of Athena AI, a new Gen AI layer within the Varonis Data Security Platform. The initial functionality provided by Athena AI includes (i) an AI-powered security operations center (SOC) analyst that combines LLMs with Varonis' unique context about an organization's data, identities, devices and previous alerts to instantly generate tailored alert response playbooks and recommendations and (ii) a natural language search interface that lets users run reports, perform risk analysis and conduct security investigations without any domain-specific knowledge or product expertise.

Key Benefits of Our Technology

We believe our transition to SaaS enhances many of the benefits described below and allows us to deliver additional benefits to customers that our cloud technology unlocks. Varonis has better visibility into customer usage, issues, and behaviors that better inform our innovation; customers seamlessly benefit from continual threat model updates that help them stay ahead of evolving threats; and the SaaS model allows us to deliver additional features and functionality to customers more efficiently.

Automated Data Security

Comprehensive Solution for Managing and Protecting Enterprise Data. Our products enable a broad range of functionality, including AI security, data governance, least privilege and Zero Trust, as well as intelligent retention. Moreover, our solution is applicable across most major enterprise data stores, cloud infrastructure environments and SaaS applications (Windows, UNIX/Linux, Intranets, email systems, Microsoft 365, including SharePoint Online, Teams and OneDrive for Business, Salesforce, AWS, Azure, Google Cloud, Google Workspace, Databricks, ServiceNow, Snowflake, Slack, GitHub, Okta, Box, Jira, Zoom and databases).

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

Visibility and Data Monitoring Capabilities All in One Place. Our solution combines analysis from disparate on-premises and cloud stores, applications and infrastructure environments and presents them in a single view, even as data storage and user access become more dispersed and complex in hybrid environments.

Fast Time-to-Value and Low Total Cost of Ownership. Our solutions do not require custom implementations or long deployment cycles. Our software can be deployed in under an hour and allows customers to realize real value with minimal effort. Our SaaS architecture enables customers to protect petabyte-scale data environments with little to no infrastructure costs and by leveraging our automation capabilities and MDDR service, customers can significantly reduce their personnel expenses.

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

Threat Detection and Response

Threat Detection and Response with User, Data and System Context. Our solutions combine classification and data access governance with User and Entity Behavior Analytics ("UEBA") on data stores, cloud applications, identity repositories and perimeter devices, including Domain Name System ("DNS"), Virtual Private Network ("VPN") and web proxy, for accurate detection and risk reduction. Our solutions reduce risk relating to unauthorized use and cyberattacks and reduce incident time to detection (TTD) and time to resolution (TTR).

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

Managed Data Detection and Response. Under a SaaS delivery model, the Varonis incident response and forensics teams can review, triage, and proactively notify customers of any incidents that require their attention. Because Varonis centrally monitors a wide array of customer environments, we can spot patterns across tenants and take action to prevent data breaches and analyze our security team's actions to continually extend our automated capabilities. In 2023, we introduced Proactive Incident Response, a complementary service included in customers' Varonis SaaS subscription. We expanded upon this offering in early 2024 by introducing MDDR, which gives customers the option to upgrade to 24x7x365 monitoring with a SLA that requires Varonis to respond to alerts within a specified time frame.

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

Extend Our Technological Capabilities Through Innovation and Strategic Transactions. We intend to increase, in absolute dollars, our current level of investment in product development to enhance existing products to address new use cases and continue to deliver new products, including through acquisitions. We believe that the flexibility, sophistication and broad applicability of our platform will allow us to use this framework as the core of numerous future products built on our same core technology. Our ability to leverage our research and development resources has enabled us to create a new product development engine that we believe can proactively identify and solve enterprise needs and help us further penetrate and grow our markets. We will continue to seek additional opportunities to extend our technological capabilities and grow our business, from continued organic investments in our research and development efforts to technological acquisitions.

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

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with existing customers. Data growth and related security concerns continue across all data stores, and enterprises want to standardize solutions that help them manage, protect and extract more value from their data, wherever it is stored. We expect to continue to drive incremental sales from our existing customers through the increased use of our software within our installed base by expanding our footprint and usage. We believe our existing customer base is a strong source of future incremental revenues given our broad product functionality, the growing volume and complexity of enterprise data and the associated security concerns. As we continue to innovate by addressing more use cases, adding more data coverage, and providing automated data security outcomes to customers, we expect to see broader and stickier adoption of our platform. In addition, our transition to a SaaS delivery model provides us with a unique opportunity to convert existing customers to our SaaS offering. Our renewal rate for the year ended December 31, 2024 continued to be over 90%. Our key strategies to ensure a high renewal rate for our products include focusing on the quality and reliability of our customer service and support teams and providing software upgrades and enhancements when available.

Grow Sales from Our New Products and Functionality. We continue introducing additional products and enhancements to existing products to support new functionalities and believe these can also be a meaningful contributor to our growth. In October 2020, we announced the acquisition of Polyrize Security Ltd. ("Polyrize"), whose technology was used for the launch of DatAdvantage Cloud which provides support for cloud applications and infrastructure, including Salesforce, AWS, Azure, Google Cloud, Google Workspace, Databricks, ServiceNow, Snowflake, Slack, GitHub, Okta, Box, Jira, Zoom and databases. At the end of 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. Additionally, in 2024 we began offering MDDR to our SaaS customers, which further reduces both the likelihood of a breach and its potential impact by enabling automated 24x7x365 monitoring with a SLA that requires Varonis to respond to alerts within a specified time frame.

Expand Our Sales Force. Continuing to expand our sales force will be essential to achieving our customer base expansion goals. Our approach to in-house development of sales representatives has been key to our successful growth in the past and will be central to our growth plan in the future. While our products serve customers of all sizes, across all industries and all geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, generate a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, education and construction and engineering sectors. We also believe our existing customers represent significant future revenue opportunities for us. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force to efficiently identify leads, perform risk assessments and convert them to satisfied customers, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data.

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

Continue International Expansion. We believe there is a significant opportunity for our platform to address the need for data protection and threat detection and response in international markets. Revenues from Europe, the Middle East and Africa (“EMEA") accounted for 21% and revenues from Rest of World (“ROW”) accounted for 6% of our revenues in 2024. We believe that international expansion will be a key component of our growth strategy, and we will continue to invest and market our products and services overseas.

Our Products

With the introduction of our flagship Varonis Data Security Platform as a SaaS, we are transitioning away from selling on-premises subscription licenses. Our SaaS offering is sold as a platform license, providing the functionality of multiple core modules in a single license. Our on-premises subscription licenses, on the other hand, offers an array of modules that customers can purchase individually or as a bundle.

Software-as-a-Service ("SaaS")

Our SaaS product portfolio currently includes two product lines: (1) our flagship Varonis Data Security Platform, which protects Microsoft 365, Windows file shares, Active Directory, Edge devices (VPN, DNS, proxy), UNIX/Linux and hybrid NAS storage, and (2) DatAdvantage Cloud, which protects IaaS environments and SaaS applications such as Salesforce, AWS, Azure, Google Cloud, Google Workspace, Databricks, ServiceNow, Snowflake, Slack, GitHub, Okta and Box, Jira, Zoom and databases.

•Varonis Data Security Platform. The success of our license bundles under the on-premises subscription ("OPS") model demonstrated that customers want to utilize and benefit from the majority of Varonis’ core functionality from the start. We know that customers who utilize a higher number of licenses see more value upfront through automation and synergy between modules. Therefore, we drastically simplified our subscription licensing under SaaS, combining five of our most popular licenses into a single Varonis Data Security Platform license. The Varonis Data Security Platform SaaS license will include, by default, the functionality of five core modules: DatAdvantage, DatAlert, Automation Engine, Data Classification Engine and Data Classification Policy Pack. We will no longer refer to these licenses by name; rather, they will be considered built-in functionality of the Varonis Data Security Platform SaaS license. In addition to the functionality mentioned above, the Varonis Data Security Platform SaaS license includes new capabilities not available in our self-hosted product suite. Today, the Varonis Data Security Platform SaaS license includes:

◦Data security posture management ("DSPM"). Provides customers with real-time visibility of their data security posture across their multi-cloud and on-premises data, helps prioritize remediation efforts, and tracks progress over time.

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

◦Data activity monitoring. Gives customers a real-time view into who is accessing data directly or through AI (such as copilots) via a normalized and enriched log of data-centric events such as create, open, read, move, modify, and delete. Varonis also tracks, among other things, permission changes, authentication events, password updates and shared link activity.

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

Varonis Data Security Platform SaaS customers can decide which data stores, applications, and infrastructure environments they want to protect by purchasing “Protection Packages.” Our SaaS platform supports every resource covered by our self-hosted version, and we believe our SaaS architecture will allow us to move quickly to add support for new resources. Additionally, SaaS customers can purchase MDDR which further reduces both the likelihood of a breach and its potential impact by enabling automated 24x7x365 monitoring with a SLA that requires Varonis to respond to alerts within a specified time frame.

The Protection Packages currently available for the Varonis Data Security Platform SaaS are:

◦Microsoft 365. Includes support for SharePoint Online, OneDrive for Business, Microsoft Teams, and Entra ID (formerly known as Azure AD). Customers can purchase add-on support for Exchange Online and Microsoft 365 Copilot.

◦Windows & NAS. Includes support for Windows/CIFS-based file shares and NAS storage such as Nutanix, Nasuni, Panzura, Pure Storage, NetApp and Dell EMC. Customers can purchase add-on support for on-premises Active Directory, UNIX/Linux and Edge devices (VPN, DNS, proxy).

◦Hybrid. Combined support for the protected resources in the Microsoft 365 and Windows & NAS packages.

•Varonis DatAdvantage Cloud. DatAdvantage Cloud is a SaaS platform that helps organizations protect data across SaaS applications and IaaS environments. DatAdvantage Cloud offers functionality similar to our flagship Varonis Data Security Platform including, but not limited to, data security posture management, SaaS security posture management, data classification, data access intelligence, data activity monitoring, data detection and response, and least privilege automation. The protected resources currently available for DatAdvantage Cloud are Salesforce, AWS, Azure, Google Cloud, Google Worskpace, Databricks, ServiceNow, Snowflake, Slack, GitHub, Okta, Box, Jira, Zoom and databases.

On-Premises Subscription

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

•DatAlert. DatAlert profiles users and devices and their associated behaviors with respect to systems and data, detects and alerts on meaningful deviations that indicate compromise and seamlessly integrates with security information and event management systems (SIEM).

•Data Classification Engine. Data Classification Engine identifies and tags data based on criteria set in multiple metadata dimensions and provides business and IT personnel with actionable intelligence about this data.

•DataPrivilege. DataPrivilege provides a self-service web portal that allows users to request access to data necessary for their business functions and allows owners to review accessibility.

•Data Transport Engine. Data Transport Engine provides an execution engine that unifies the manipulation of data and metadata, translating business decisions and instructions into commands, such as data migration or archiving.

•DatAnswers. DatAnswers provides a secure, relevant and timely search functionality for enterprise data and helps companies comply with data privacy regulations, eDiscovery requests and to facilitate data subject access requests.

Our Customers

We currently have customers in over 95 countries. Our customers span numerous industries and vary greatly in size, ranging from small and medium businesses to large multinational enterprises and government agencies. Our customers include leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, education and construction and engineering sectors, with hundreds of thousands of employees and petabytes of data.

Services

Maintenance and Support of Subscription and Perpetual Licenses

Maintenance and support associated with a term license subscription is included in the Term license subscriptions revenue line of the statement of operations. Maintenance and support associated with past perpetual licenses is included in the Maintenance and services line of the statement of operations. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services. Our renewal rate for 2024 continued to be over 90%. Due to the transition to a SaaS delivery model, we expect maintenance and support revenues related to term license subscriptions to continue to decline. Additionally, we do not expect perpetual license revenues in the future and, accordingly, we expect the associated maintenance and support to continue to decline.

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

Sales and Marketing

Sales

We sell substantially all of our products and services to a global network of resellers and distributors that we refer to as our channel partners. Our channel partners, in turn, sell the products they purchase from us to customers. In addition, we maintain a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners in winning customers through operating demonstrations and risk assessments. Our channel partners identify potential sales targets, maintain relationships with customers and introduce new products to existing customers. Sales to our channel partners are generally subject to our standard, non-exclusive channel partner agreement. These agreements are generally for a term of one year with an automatic renewal of successive one-year periods and can be terminated by us or the channel partner for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. Payment to us from the channel partner is typically due within 30 to 60 calendar days of the invoice date.

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

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products, as well as expanding our platform to cover new sources of data and developing new products. Use of our products has expanded beyond just data security into threat detection and response, data privacy and data lifecycle management, and we anticipate that customer demand and innovation will drive functionality into additional areas. We regularly release updates to our products which incorporate new features and enhancements to existing ones. We conduct the majority of our research and development activities in Israel, and we believe this provides us with access to world-class engineering talent. In addition, we continue to seek opportunities to extend our technological capabilities and grow our business from strategic technological acquisitions.

Intellectual Property

We attempt to protect our technology and the related intellectual property under patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. No single intellectual property right is solely responsible for protecting our products. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of December 31, 2024, we had 89 issued patents and 31 pending patent applications in the United States. Our issued U.S. patents expire between 2025 and 2042. We also had 76 patents issued and 34 applications pending for examination in non-U.S. jurisdictions, and 18 pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products.

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

In addition to Company-owned intellectual property, we license software from third parties for integration into our solution, including open-source software and other software available on commercially reasonable terms. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes and services. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, such third parties may not continue to maintain such software or continue to make it available to us.

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Competition

While there are some companies which offer features similar to those embedded in our platform, we believe that we do not currently compete with a company that offers comparable depth of functionality, scalability, or support for the number of data stores, applications and infrastructure environments that we cover. Nevertheless, we do compete against a select group of software vendors when the scope of a purchase is limited to a specific use case, such as DSPM, data discovery and classification, data privacy, data migration, data subject access requests and/or Active Directory security.

As we continue to augment our functionality with AI security, insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs with new regulations, and as these functionalities continue to be recognized as critical to protect enterprise data, we may face increased perceived and real competition from other data security and privacy technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving market, we anticipate that competition will increase based on customer demand for these types of products.

A number of factors influence our ability to compete in the markets in which we operate, including, without limitation: the continued reliability and effectiveness of our products’ functionalities; the breadth and completeness of our solutions’ features; the scalability of our solutions; and the ease of deployment and use of our products. We believe that we generally compete favorably in each of these categories. We also believe that we distinguish ourselves from others by delivering an integrated solution and sophisticated automation to address our customers’ needs regarding data security, threat detection and response, data privacy and retention. However, we may not be able to remain unique in this capacity or continue to be able to compete favorably with other providers in the future.

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

In addition, our current or prospective channel partners may establish cooperative relationships with any future competitors. These relationships may allow future competitors to rapidly gain significant market share. Such developments could also limit our ability to generate revenues from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, results of operations and financial condition may be harmed.

Employees and Human Capital Resources

As of December 31, 2024, we had 2,406 employees and independent contractors who developed, marketed, sold and supported our technology solutions, including 1,081 in the United States, 844 in Israel and 481 in other countries.

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

•Promote Sense of Belonging. We conduct code of conduct trainings with employees and managers to share our views on the importance of respecting all individuals and creating a culture where everyone feels they belong. We have Employee Resource Groups, led by our employees, designed to foster connection, understanding and support. Our customers are located in over 95 countries and our global workforce operates across cultures, functions, language barriers and time zones to provide them dedicated and ongoing support.

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

•Promote Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving and employee volunteerism in the communities in which we live and work. We partner with several organizations providing life skills trainings, coding and basic IT skills, financial literacy and more. All programs are led by our employees on a volunteering basis. We also provide corporate matching of employee charitable donations and flexible volunteering during work time, letting our employees know that we support the charitable efforts that matter to them.

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

Investing in our securities involves risk. You should carefully consider the following risks and all other information contained herein, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed.

Risks Related to the Industry in which we Operate

The market for software that analyzes, secures, governs, manages and migrates enterprise data may not continue to grow or grow at the same pace.

We believe our future success depends in large part on the continued growth of the market for software that enables enterprises to analyze, secure, govern, manage and migrate their data. In order for us to market and sell our products, we must successfully demonstrate to enterprise IT, security and business personnel the risk of their valuable data getting compromised or stolen and the effectiveness of our products to mitigate these risks. Despite a number of high-profile cyberattacks around the world, we must still persuade customers to devote a portion of their budgets to a unified platform that we offer to analyze, secure, govern, manage and extract value from this resource. Enterprises may not recognize the need for our products or, if they do, may not decide that they need a solution that offers the range of functionalities that we offer. The market for our solution may not continue to grow at its current rate or at all and the failure of the market to continue to develop would materially adversely impact our results of operations.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with political elections, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. In recent years, the European economy experienced economic turmoil that caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been, and may in the future be, budgetary tightening and longer sales cycles in the region which may negatively impact our results of operations. The United States could also experience a sustained period of elevated inflation, which may put pressure on discretionary spending by our customers, and a lengthening of our sales cycle in the region, which could negatively impact our results.

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

While there are some companies which offer certain features similar to those embedded in our solutions, as well as others with whom we compete in certain tactical use cases, we believe that we do not currently compete with a company that offers the same breadth of functionalities on the number of platforms and applications that we cover. Nevertheless, we do compete against a select group of software vendors that provide standalone solutions, similar to those found in our comprehensive software suite, in the specific markets in which we operate. We also face direct competition with respect to certain use cases, specifically DSPM, data discovery and classification, privacy, data migration, data subject access requests and Active Directory security. As we continue to augment our functionality with AI security, insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA") and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. As we expand our coverage and penetration in the cloud, we may face increased perceived and real competition from other cloud-focused technologies. In the future, as customer requirements evolve and new technologies are introduced, we may experience increased competition if established or emerging companies develop solutions that address the enterprise data market. Furthermore, because we operate in an evolving area, we anticipate that competition will increase based on customer demand for these types of products.

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

Privacy and data information security have become a significant issue in the United States and in many other countries where we have employees and operations and where we offer licenses to our products. The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage and security of personal information. For example, the CCPA, which went into effect on January 1, 2020, applies to personal data of consumers, business representatives, and employees who are California residents, and requires, among other things, covered companies to provide specific disclosures to California consumers and afford such consumers new abilities to exercise certain privacy rights, including opting out of certain sales of personal information. Consumer rights and obligations under the CCPA were expanded by the California Privacy Rights Act ("CPRA") on November 3, 2020. The CPRA took effect on January 1, 2023, along with the Virginia Consumer Data Protection Act; the Colorado Privacy Act and Connecticut Act Concerning Personal Data Privacy and Online Monitoring took effect on July 1, 2023, and the Utah Consumer Privacy Act took effect on December 31, 2023. In the past few years, numerous other U.S. states have enacted comprehensive privacy laws, and we expect more states to pass similar laws in the future. These laws impose similar obligations on businesses with regard to the use, disclosure and security of personal information, and grant additional rights in that personal information to consumers.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the European Union’s (“EU”) data protection regime, the GDPR, became enforceable on May 25, 2018. Additionally, the United Kingdom ("UK") has enacted legislation that substantially implements the GDPR, but the United Kingdom’s exit from the EU (which formally occurred on January 31, 2020), commonly referred to as “Brexit,” has created uncertainty with regard to the regulation of data protection in the United Kingdom. Although there are currently various mechanisms that may be used to transfer personal data from the European Economic Area ("EEA") and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK's International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Complying with the GDPR or other laws, regulations or other obligations relating to privacy, data protection or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

Although our solutions are designed to increase the number of customers that purchase our products and the number of products purchased by existing and new customers to create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or they may elect to reduce the scope of their original purchases or delay their purchase. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear contracts. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs, inflation or other market uncertainty. If our customers do not renew their contracts when or as we expect, or if they choose to renew for fewer products or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, the Company is currently transitioning to a SaaS delivery model that recognizes revenue ratably and we do not front-load revenue with respect to those purchases. As a result, we may present reduced revenues as compared to prior periods, and comparing our revenues and results of operations on a period-to-period basis may not be meaningful, and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Further, we recently began focusing on the conversion of our current OPS customers to our SaaS platform and the sales cycle of such conversions can and may continue to take longer than the acquisition of new customers. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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
•if current customers desire only self-hosted licenses our SaaS sales may lag behind our expectations;
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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Our sales and marketing teams host in-person events and engage with customers online and through other communications channels, including virtual meetings. Our sales and marketing teams may not be as successful or effective in building relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

Our future growth depends upon expanding sales of our products to existing customers and their organizations and receiving renewals. If our customers do not purchase additional products or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. Our efforts may not result in increased sales to existing customers (“upsells”) and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer.

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

We have incurred net losses in each year since our inception, including a net loss of $95.8 million, $100.9 million and $124.5 million in each of the years ended December 31, 2024, 2023 and 2022, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2023 and 2024, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the years ended December 31, 2024 and 2023, approximately 73% and 72%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our trade receivables are subject to collection and credit risks. These agreements may include purchase commitments for multiple years of term license subscriptions and SaaS, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers and resellers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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

In addition, we must comply with laws and regulations relating to public sector contracting, which affect how we and our channel partners do business in both the United States and abroad. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, and temporary suspension or permanent debarment from public sector contracting. Moreover, governments may investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities.

Furthermore, on January 20, 2025, President Donald J. Trump announced an executive order establishing the “Department of Government Efficiency” to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect the funding for individual programs and delay purchasing decisions by our customers.

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

Our future success and growth depend, in part, on our ability to continue to recruit and retain highly skilled personnel and to preserve the key aspects of our corporate culture. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to hire and retain engineers. Any of our employees may terminate their employment at any time, and we face intense competition for highly skilled employees. Competition for qualified employees, particularly in Israel, where we have a substantial presence and need for qualified engineers, from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do, is intense. Moreover, to the extent we hire personnel from other companies, we may be subject to allegations that they have been improperly solicited or may have divulged proprietary or other confidential information to us. If we are unable to timely attract, train or retain qualified employees, particularly our engineers, salespeople and key managers, our ability to innovate, introduce new products and compete would be adversely impacted, and our financial condition and results of operations may suffer. Lastly, equity grants are a critical component of our current compensation programs. If we reduce, modify or eliminate our equity compensation programs or if there is a decline in our stock price, which will result in the value of our equity compensation being lower, we may have difficulty attracting and retaining employees.

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

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the years ended December 31, 2024, 2023 and 2022 continued to be over 90%.

If we fail to provide technical support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products and services, then they may elect not to purchase or renew contracts and they may choose not to purchase additional products and services from us. Accordingly, our failure to provide satisfactory technical support, customer success or professional services could lead our customers not to renew their agreements with us or renew on terms less favorable to us, and therefore have a material and adverse effect on our business and results of operations.

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

As of December 31, 2024, we had 89 issued patents in the United States and 31 pending U.S. patent applications. We also had 76 patents issued and 34 applications pending for examination in non-U.S. jurisdictions, and 18 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

A U.S. corporation’s ability to utilize its federal and state net operating loss (“NOL”) and tax credit carryforwards to offset its taxable income is limited under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if the corporation undergoes an ownership change (within the meaning of Code Section 382).

As of December 31, 2024, we have accumulated $134.3 million of federal NOL, $141.2 million of state NOL and $7.3 million of federal research credit carryforwards since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. As of the fourth quarter of 2024, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted. To the extent that this provision is not modified or repealed, and once our available NOLs or tax credits are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020, we issued $253.0 million aggregate principal amount of Notes (the "2025 Notes") and in September 2024, we issued $460.0 million aggregate principal amount of Notes (the "2029 Notes" and together with the 2025 Notes, the "Notes"), respectively. As of December 31, 2024, we had approximately $711.5 million outstanding aggregate principal amount of the Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

We operate on a global basis and political, social, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we have operations and do business in Israel, the United Kingdom, France, Brazil and Ukraine. Continued political and social instability and war in these regions, and any other areas in the world where we have operations, may affect our business and operations in those and other neighboring regions.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of December 31, 2024, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities, and a number of state and non-state actors have publicly committed to its destruction. In addition, Israel is currently in a war and recently experienced social unrest in connection with the judiciary reform bill. Security, political and economic conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Lebanon, Syria, Iran or Yemen, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of December 31, 2024, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of December 31, 2024, we had options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 7.6 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, customer's data, sensitive financial information and personal identifiable information (“Information Systems and Data”).

The Chief Information Security Officer (“CISO”) and the information security team that reports to the CISO help identify, assess and manage our cybersecurity and privacy threats and risks, including through the use of our external and internal risk assessments. The CISO and the information security team identify and assess risks from cybersecurity threats by monitoring and evaluating our networks, data and our risk profile using various methods including, among other things, manual tools, automated tools, analyzing reports of threats and actors, conducting scans of the computer networks, internal and/or external audits (including compliance audits with respect to ISO (27001, 27017, 27018, and 27701), SOC 2, PCI DSS and HIPAA for our corporate and cloud based software solutions), conducting assessments for potential internal and external threats, third-party-conducted risk assessments, conducting vulnerability assessments, third-party-conducted red/blue team testing and tabletop incident response exercises and subscribing to reports and services providing cybersecurity threat intelligence.

Depending on the environment, we implement and maintain various technical, physical and administrative processes, measures, standards and policies designed to manage and mitigate risks from cybersecurity threats to our Information Systems and Data, including, among other things, incident detection and response plan and procedures, a vulnerability management policy, disaster recovery/business continuity plans, risk assessments, cryptography, network security controls, secured remote access, access controls, change management, physical security, asset management, secured software development lifecycle, logging and monitoring, third-party risk management programs, security awareness trainings, third-party and company penetration testing, cybersecurity insurance and dedicated cybersecurity staff. We use our own software to help further mitigate the risk of a material cybersecurity incident. In addition, our Varonis Data Security Platform is deployed internally as part of our insider threat, data security posture, security operations and compliance management programs.

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

We use third-party service providers to perform a variety of functions throughout our business, such as SaaS providers and cloud hosting companies. We have a vendor management program designed to manage cybersecurity and privacy risks associated with our use of these providers. The program includes risk assessments for vendors, security questionnaires, review of the vendor’s written security program, review of security assessments and reports, audits, and external attack surface scans related to the vendor and imposition of information contractual obligations on the vendor. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity and privacy on the provider.

For a description of the risks from cybersecurity threats that may have a material effect on us, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Security breaches, cyberattacks or other cyber-risks of our IT and production systems could expose us to significant liability and cause our business and reputation to suffer and harm our competitive position.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The technology committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The technology committee meets quarterly with members of management, including our CISO, Chief Information Officer ("CIO"), Chief Technology Officer or VP of Cybersecurity Engineering, as applicable, to discuss cybersecurity developments, significant cybersecurity threats and risks and the processes we have implemented to address them. The audit committee also receives presentations related to cybersecurity threats, risk and mitigation on a semi-annual basis unless more frequent discussions are necessary. The board of directors also receives a presentation from our CISO or CIO on our cybersecurity measures and risks at least annually.

Our cybersecurity risk assessment and management processes are implemented and maintained by our CISO. Guy Shamilov, our CISO for the last eight years, has been a chief information security officer for nine years and is certified by Certified Information Systems Security Professional (CISSP), among other technical certifications he holds with respect to cybersecurity. He has worked over the last twenty years in the security industry, and prior to working with us, he was CISO of Tata Consultancy Services, Deputy Chief Information Security Officer of Traiana, Information Security Manager of Logic Industries, Senior Information Security Specialist of Migdal Group and Information Security and System Administrator at Matrix. Our CISO oversees the implementation and compliance of our information security standards and mitigation of information security related risks.

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

We have offices in Herzliya, Israel where we employ the majority of our research and development team and a portion of our support and general and administrative teams. We also have offices in North Carolina and Cork, Ireland which serve as our primary U.S. and EMEA customer support and inside sales center, respectively. Additionally, we have offices in New York and Florida and smaller offices in Arizona, France, the United Kingdom, Oregon, Australia, Germany, the Netherlands, Singapore and Luxembourg which serve as regional sales offices and some of which are customer support centers. Our office space is primarily leased, the majority of which is under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

Stockholders

As of January 12, 2025 there were five stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2019 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 31, 2024, the last trading day of our 2024 fiscal year, was $44.43 per share.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Varonis Systems, Inc.
NASDAQ Composite
NASDAQ Computer

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Varonis Systems, Inc.	$100.00	$210.54	$188.32	$92.42	$174.80	$171.52
NASDAQ Composite	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
NASDAQ Computer	$100.00	$149.98	$206.76	$132.79	$221.06	$301.44

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Transition to a SaaS Delivery Model

In response to the evolving needs of our customers and the growing threat landscape, we are strategically transitioning to a SaaS delivery model. This transition is driven by the increased importance of an automated, data-centric approach to security and the demand for comprehensive protection in the face of heightened cyber risks, collaboration across multiple platforms, the adoption of generative AI tools and the necessity for compliance. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated protection. We believe our offering provides comprehensive data coverage and our ability to address this demand has and will continue to be a key driver of our growth.

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud infrastructure environments and applications. At the end of 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform is transformational. The advantages include: quicker and easier deployment and maintenance of solutions with reduced infrastructure and personnel requirements; a lower total cost of ownership; faster deployment of risk assessments, which is the core of our sales motion; enhanced threat detection; continual threat model updates; increased automation for securing data in place; and the ability to deliver additional features and functionality to customers more efficiently. In addition, our Managed Data Detection and Response ("MDDR") offering further reduces both the likelihood of a breach and its potential impact by enabling automated 24x7x365 monitoring with a service level agreement (SLA) that requires Varonis to respond to alerts within a specified time frame. Our MDDR offering is only available for our SaaS customers because of the automation and visibility that’s built into our SaaS platform.

Since launching our SaaS offerings, we have seen SaaS deployments grow significantly and expect them to continue to increase and become the primary driver of our revenues. During this transition, we expect our revenues to be negatively impacted due to revenue recognition accounting treatment variations associated with the increase in SaaS sales and existing customer conversions to SaaS. We expect these revenue variations to persist throughout the transition to a SaaS delivery model, which we believe will be complete by the end of 2025.

Overview

Varonis is a leader in data security as, since we started operations in 2005, we recognized that an enterprise's capacity to create and share data far exceeded its capacity to protect it. We believed that rapid data growth combined with increasing information dependence would change the global economy and the risk profiles of corporations and governmental agencies. Our focus has been on using innovation to address the cyber-implications of these trends, creating software that provides new ways to track, alert and protect data wherever it is stored.

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, education and construction and engineering sectors. We believe our existing customer base serves as a strong source of future incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting larger organizations who can make sizable purchases with us initially and over time. We are also focused on maintaining a high renewal rate by investing in the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for most mission-critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. Our renewal rate continued to be over 90% for the year ended December 31, 2024.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the year ended December 31, 2024, approximately 73% of our revenues were derived from the United States, while approximately 21% of our revenues were derived from EMEA and approximately 6% from ROW. Additionally, despite the revenue recognition variations from the accounting treatment associated with the positive trend of our increase in SaaS sales and existing customer conversions to SaaS, total revenues still grew approximately 10% for the year ended December 31, 2024 compared with the year ended December 31, 2023. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including, some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

We continue to expand our domestic and international operations as part of our long-term growth strategy. While the expansion of our domestic operations is focused primarily on our underpenetrated territories, the expansion of our international operations depends in particular on our ability to hire, integrate and retain local sales leadership and personnel in these international markets, acquire new channel partners and implement an effective marketing strategy. Given the nominal amount of our ROW revenues, our ROW revenue growth rates have fluctuated in the past and may fluctuate in the future based on the timing of deal closures. In addition, the further expansion of our international operations will increase our sales and marketing and general and administrative expenses and will subject us to a variety of risks and challenges, including those related to economic and political conditions in each region, compliance with foreign laws and regulations, and compliance with domestic laws and regulations applicable to our international operations.

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During 2024, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with the increase in SaaS sales and existing customer conversions to SaaS. For the years ended December 31, 2024, 2023 and 2022, SaaS revenues were $208.8 million, $44.4 million and $2.2 million, respectively. For the years ended December 31, 2024, 2023 and 2022, our total revenues were $551.0 million, $499.2 million and $473.6 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we had operating losses of $117.7 million, $117.2 million and $121.2 million and net losses of $95.8 million, $100.9 million and $124.5 million, respectively.

Instability in the Middle East

Due to the war that began on October 7, 2023, a portion of our employees in Israel have been called to active reserve duty and additional employees may be called in the future, if needed. We have a business continuity plan and will remain aware and responsive to the evolving situation; however, any deterioration in the situation might have a negative impact on our operations.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active SaaS contracts, term-based subscription license contracts and maintenance contracts in effect at the end of that period. SaaS contracts, term-based subscription license contracts and maintenance contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365.

As of December 31, 2024, 2023 and 2022, ARR was $641.9 million, $543.0 million and $465.1 million, respectively, an increase of 18% and 17% period over period, respectively. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS Delivery Model and SaaS as a Percentage of ARR

Over the last three years, we have strategically expanded our offering to be delivered as SaaS solutions. Since that time, we have seen SaaS deployments grow significantly and expect them to continue to increase and become the primary driver of our revenues. Due to differences in the revenue recognition accounting treatment, the transition to a SaaS delivery model may cause significant variation in the reported revenues for a given period compared to the same period in the previous year. We expect these revenue variations to persist throughout the transition to a SaaS delivery model, which we believe will be complete by the end of 2025.

As of December 31, 2024, SaaS as a percentage of total ARR was approximately 53% and we expect this percentage to continue to increase throughout the transition to a SaaS delivery model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $729.7 million as of December 31, 2024. We expect RPO to increase in absolute dollars as we continue to transition to a SaaS delivery model.

Components of Operating Results

Revenues

Term License Subscription Revenues. Term license subscription revenues relate to subscription license revenues which are sold on-premises and are recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with a term license subscription is recognized ratably over the term of the agreement. Due to the transition to a SaaS delivery model, we expect term license subscription revenues to continue to decline.

SaaS Revenues. SaaS revenues relate to the Company's SaaS platform. Over the last three years, the Company began to offer SaaS solutions to its customers, including its (i) flagship Data Security Platform as a SaaS that was previously only sold as a self-hosted solution and (ii) DatAdvantage Cloud product lines. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. We expect SaaS revenues to continue to grow considerably and become the primary driver of our revenues in 2025, which is when we believe our transition to a SaaS delivery model will be complete. Conversions from a license sold on-premises to our SaaS offering during the original subscription period are accounted for on a prospective basis. Due to the transition to a SaaS business model, the timing of renewals and renewal rates, we could produce significant variation in the revenues we recognize in a given period.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Our renewal rate for each of the years ended December 31, 2024, 2023 and 2022 continued to be over 90%. We do not expect perpetual license revenues in the future and, therefore, we expect the associated maintenance and support to continue to decline despite the strong renewal rates due to the transition to a SaaS delivery model. We also offer professional services, generally provided on a time and materials basis, focused on training our customers in the use of our products. We recognize the revenues associated with these professional services as we deliver the services, provide the training or when the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage. Accordingly, maintenance and services revenues are expected to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from term license subscriptions, SaaS and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2024	2023	2022
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	46.1%	71.4%	76.8%
SaaS	37.9%	8.9%	0.5%
Maintenance and services	16.0%	19.7%	22.7%
Total revenues	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 95 countries.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our customer support, customer success, MDDR and services employees; third-party hosting fees; amortization of acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to these costs as they are incurred and expect that these costs will increase in absolute dollars as we continue to invest in our customer success, support and MDDR teams, move to a SaaS delivery model and support the underlying programs that play a critical role in maintaining our high renewal rate.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. As we complete the transition to a SaaS delivery model, we expect this seasonality to decrease due to differences in the revenue recognition accounting treatment.

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

Income Taxes

We operate in the U.S. and in foreign jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.

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

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Statement of Operations Data:
Revenues:
Term license subscriptions	$254,241	$356,490	$363,898
SaaS	208,781	44,417	2,246
Maintenance and services	87,928	98,253	107,490
Total revenues	550,950	499,160	473,634
Cost of revenues	93,847	71,751	69,836
Gross profit	457,103	427,409	403,798
Operating expenses:
Research and development	196,765	183,838	177,881
Sales and marketing	288,769	277,893	275,090
General and administrative	89,220	82,901	72,055
Total operating expenses	574,754	544,632	525,026
Operating loss	(117,651)	(117,223)	(121,228)
Financial income, net	34,644	30,305	10,413
Loss before income taxes	(83,007)	(86,918)	(110,815)
Income taxes	(12,758)	(13,998)	(13,703)
Net loss	$(95,765)	$(100,916)	$(124,518)

	Year Ended December 31,
	2024	2023	2022
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
Term license subscriptions	46.1%	71.4%	76.8%
SaaS	37.9	8.9	0.5
Maintenance and services	16.0	19.7	22.7
Total revenues	100.0	100.0	100.0
Cost of revenues	17.0	14.4	14.7
Gross profit	83.0	85.6	85.3
Operating expenses:
Research and development	35.8	36.8	37.6
Sales and marketing	52.4	55.7	58.1
General and administrative	16.2	16.6	15.2
Total operating expenses	104.4	109.1	110.9
Operating loss	(21.4)	(23.5)	(25.6)
Financial income, net	6.3	6.1	2.2
Loss before income taxes	(15.1)	(17.4)	(23.4)
Income taxes	(2.3)	(2.8)	(2.9)
Net loss	(17.4)%	(20.2)%	(26.3)%

Comparison of Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Revenues:
Term license subscriptions	$254,241	$356,490	(28.7)%
SaaS	208,781	44,417	370.0%
Maintenance and services	87,928	98,253	(10.5)%
Total revenues	$550,950	$499,160	10.4%

	Year Ended December 31,
	2024	2023
	(as a percentage of total revenues)
Revenues:
Term license subscriptions	46.1%	71.4%
SaaS	37.9	8.9
Maintenance and services	16.0	19.7
Total revenues	100.0%	100.0%

For the year ended December 31, 2024, our revenues increased 10% compared to the year ended December 31, 2023 despite increased SaaS sales and existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 370% from $44.4 million for the year ended December 31, 2023 to $208.8 million for the year ended December 31, 2024 as we continue to progress through our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the coming years. ARR was $641.9 million and $543.0 million as of December 31, 2024 and 2023, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to churn and the conversion of existing customers to SaaS despite our renewal rate continuing to be over 90% for each of the years ended December 31, 2024 and 2023. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Cost of revenues	$93,847	$71,751	30.8%

	Year Ended December 31,
	2024	2023
	(as a percentage of total revenues)
Total gross margin	83.0%	85.6%

The increase in cost of revenues was primarily related to a $11.3 million increase in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our recently introduced MDDR offering, and ensure high customer satisfaction and maintain our strong renewal rates. The increase is also due to a $9.9 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

Operating Expenses

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Operating expenses:
Research and development	$196,765	$183,838	7.0%
Sales and marketing	288,769	277,893	3.9%
General and administrative	89,220	82,901	7.6%
Total operating expenses	$574,754	$544,632	5.5%

	Year Ended December 31,
	2024	2023
	(as a percentage of total revenues)
Operating expenses:
Research and development	35.8%	36.8%
Sales and marketing	52.4%	55.7%
General and administrative	16.2%	16.6%
Total operating expenses	104.4%	109.1%

The increase in research and development expenses was primarily related to a $6.7 million increase in acquired in-process research and development costs associated with our asset acquisition, a $3.2 million increase in salaries and benefits and stock-based compensation expense primarily due to increased headcount, an increase of $1.9 million in facilities and allocated overhead costs and a $0.8 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $9.7 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model and a $1.8 million increase in salaries and benefits and stock-based compensation expense primarily due to increased headcount.

The increase in general and administrative expenses was primarily related to an increase of $4.9 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business and an increase of $0.5 million in facilities and allocated overhead costs.

Financial Income, Net

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Financial income, net	$34,644	$30,305	14.3%

The increase in financial income, net was primarily due to higher interest income, partially offset by foreign currency losses.

Income Taxes

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Income taxes	$(12,758)	$(13,998)	(8.9)%

Income taxes for the year ended December 31, 2024, including the decrease in income taxes, were comprised of foreign and U.S. income taxes.

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

Comparison of Years Ended December 31, 2023 and 2022

For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 6, 2024, which comparative information is herein incorporated by reference.

Seasonality and Quarterly Trends

When selling on-premises subscription products, our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of purchasing trends, demand for our products and services is typically slowest in the first quarter, resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. Our gross margins and operating margins have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. Our expenses, which do not vary directly with revenues, and the seasonal pattern described above have an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. We expect the impact of these seasonal patterns to decline as we sell more of our SaaS offering to new customers and transition our existing customers to our SaaS platform, due to the ratable revenue recognition of SaaS. The majority of our expenses are personnel-related costs, which consist of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2024 and 2023. For a discussion of our liquidity and capital resources and our cash flow activities for the fiscal year ended December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 6, 2024, which discussion is herein incorporated by reference.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$115,200	$59,416
Net cash used in investing activities	(532,255)	(143,076)
Net cash provided by (used in) financing activities	371,900	(53,400)
Decrease in cash and cash equivalents	$(45,155)	$(137,060)

As of December 31, 2024, our cash and cash equivalents, short-term marketable securities and short-term deposits of $568.4 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of December 31, 2024, we held $658.9 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, non-cash operating lease costs, amortization of debt issuance costs, amortization of premium and accretion of discount on marketable securities, acquired in-process research and development costs, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenue, which primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy.

For 2024, cash inflows from our operating activities were $115.2 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For 2024, cash inflows were $102.1 million from our net loss excluding non-cash and acquired in-process research and development charges. Additional sources of cash inflows were from changes in our working capital, including a $110.4 million increase in deferred revenues, a $17.3 million increase in accrued expenses and other liabilities, a $3.6 million increase in trade payables, a $0.3 million decrease in other long-term assets and a $0.3 million increase in other long-term liabilities. This was partially offset by a $95.2 million increase in prepaid expenses and other short-term assets (including deferred commissions) and a $23.7 million increase in accounts receivable. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2024 was 77 and 74, respectively.

For 2023, cash provided by operating activities were $59.4 million. Sources of cash inflows were $105.3 million, which included our net loss of $100.9 million, offset by non-cash charges of $206.2 million. Additional sources of cash inflows were from changes in our working capital, including a $69.9 million increase in deferred revenues and a $0.5 million increase in other long-term liabilities. This was partially offset by a $75.0 million increase in prepaid expenses and other short-term assets (including deferred commissions) and a $33.1 million increase in accounts receivable. Our DSO for the three months and year ended December 31, 2023 was 82 and 72, respectively. Other sources of cash outflows were from a $5.3 million decrease in accrued expenses and other liabilities, a $2.3 million decrease in trade payables and a $0.6 million decrease in other long-term assets.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, including leasehold improvements, purchase in-process research and development, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During 2024, net cash used in investing activities of $532.3 million was primarily attributable to net investments of $529.4 million in marketable securities, $6.7 million for in-process research and development and $6.7 million in capital expenditures to support our growth including hardware, office equipment and leasehold improvements mainly in connection with existing office space. This was partially offset by net proceeds of $10.5 million in deposits.

During 2023, net cash used in investing activities of $143.1 million was primarily attributable to net investments of $216.6 million in marketable securities and $5.1 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space. This was partially offset by net proceeds of $78.6 million in deposits.

Financing Activities

In 2024, net cash provided by financing activities of $371.9 million was attributable to $449.6 million of net proceeds from the issuance of convertible senior notes and $16.1 million of proceeds from employee stock plans, partially offset by $55.5 million related to purchases of capped calls associated with the convertible senior notes and $38.3 million in taxes paid related to net share settlement of equity awards.

In 2023, net cash used in financing activities of $53.4 million was attributable to $43.5 million of repurchases of common stock and $21.4 million in taxes paid related to net share settlement of equity awards, partially offset by $11.5 million of proceeds from employee stock plans.

Convertible Notes

On September 10, 2024, we issued the 2029 Notes. The net proceeds from the offering, after deducting issuance costs, were approximately $449.6 million. In connection with the issuance of the 2029 Notes, we used $55.5 million of the net proceeds to enter into Capped Call Transactions.

On May 11, 2020, we issued the 2025 Notes. The net proceeds from the offering, after deducting issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we used $29.3 million of the net proceeds to enter into Capped Call Transactions.

For further information regarding the Notes and Capped Call Transactions, refer to Note 7 of our consolidated financial statements.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2024 for the upcoming years were as follows:

	Payments Due by Period
	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Operating lease obligations	$12,305	$12,029	$12,084	$12,088	$8,015	$10,012	$66,533

We have obligations related to unrecognized tax benefit liabilities totaling $33.3 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $7.1 million due in the next 12 months and $21.0 due thereafter and an additional $32.9 million contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

Revenue Recognition:

We generate revenues primarily in the form of term license subscriptions, SaaS revenues and maintenance and services fees. Term license subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use our software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. SaaS revenues, including SaaS with MDDR, are provided on a subscription basis and allow customers to use hosted software. Over the last few years, the Company has introduced new products and support for cloud applications and infrastructure environments, including the Varonis Data Security Platform delivered as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, although the user can benefit from the software without our assistance. We sell our products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

We recognize revenues in accordance with ASC No. 606, “Revenue from Contracts with Customers.” As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenues when (or as) we satisfy a performance obligation.

Term license subscription software sold on-premises is recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with term license subscription software is recognized ratably over the term of the agreement since these services have a consistent continuous pattern of transfer to a customer during the contract period, and is included within the term license subscriptions line of the consolidated statements of operations.

SaaS revenue is recognized ratably over the associated contract period, beginning when access is provided and the benefit of the service is available. Conversions from a license sold on-premises to the Company’s SaaS offering during the original subscription period are accounted for on a prospective basis.

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

We enter into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The term license software is distinct upon delivery as the customer can derive the economic benefit of the software without any additional services, updates or technical support. We allocate the transaction price to each performance obligation based on our relative standalone selling price out of the total consideration of the contract. For software licenses and maintenance included in term license subscriptions, we determine the standalone selling prices based on the price at which we separately sell a renewal contract. For professional services, we determine the standalone selling prices based on the price at which we separately sell those services.

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) we perform under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $177.3 million for the year ended December 31, 2024.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our remaining performance obligations were $729.7 million as of December 31, 2024, of which we expect to recognize approximately 53% as revenue over the next 12 months and the remainder thereafter.

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

Accounting for Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” For stock options and restricted stock units, stock-based compensation expense is measured at the grant date, based on the estimated fair value of the equity award granted, and is recognized as expense on a straight-line basis over the requisite service period. In addition, we grant performance stock units to certain employees. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. We recognize stock-based compensation expense for performance stock units using the graded vesting method over the requisite service period for each separately-vesting tranche of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. We account for forfeitures as they occur for all stock-based awards.

Income Taxes:

We account for income taxes in accordance with ASC No. 740, using the asset and liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We accrue interest and penalties related to unrecognized tax provisions in our taxes on income.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024. We adopted the fiscal year standard for the period beginning January 1, 2024 on a retrospective basis which resulted in updated segment disclosures. For more information on the updated segment disclosures, refer to Note 13 of our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the effect of adopting the ASU on our disclosures.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the years ended December 31, 2024 and 2023 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2024, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

For purposes of our consolidated financial statements, local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date and local currency revenues and expenses are translated at the exchange rate at the date of the transaction or the average exchange rate during the reporting period.

We use derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted revenues and expenses generally expected to occur within 12 to 24 months. A majority of our revenues and operating expenditures are transacted in U.S. dollars; however, certain revenues and operating expenditures are incurred in or exposed to other currencies, specifically, Euro and Pound Sterling for revenues, and the New Israeli Shekel, Euro and Pound Sterling for operating expenses. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. We have also previously entered into forward contracts to hedge a portion of our monetary items in the balance sheet, such as trade receivables and payables, denominated in Pound Sterling and Euro for short-term periods to protect the fair value of the monetary assets and liabilities from foreign exchange rate fluctuations. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes in the underlying hedged item which impacts financial income, net. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

As of December 31, 2024, we had cash and cash equivalents, short-term marketable securities and short-term deposits of $568.4 million and investments in long-term marketable securities of $658.9 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

Our cash and cash equivalents, marketable securities and short-term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our marketable securities. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Due to the liquid and short-term nature of our cash and cash equivalents, short-term marketable securities and short-term deposit instruments, we believe that we do not have any material exposure to changes in the fair value of these instruments as a result of changes in interest rates. Additionally, because we classify our marketable securities as available-for-sale securities, no gains or losses are recognized in the consolidated statements of operations due to the changes in interest rates, unless securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. The effect of a hypothetical 100 basis point change in interest rates would not have a material impact on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2025, expressed an unqualified opinion thereon.

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

Revenue Recognition - Evaluation of standalone selling price of subscription licenses

Description of the Matter

As described in Note 2n to the consolidated financial statements, the Company generates revenues, among others, from term license subscriptions that are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software and maintenance associated with term license subscriptions software (which includes support and unspecified upgrades and enhancements when and if they are available) for a specified period. The term license subscriptions software and maintenance are distinct and accounted for as separate performance obligations, and the Company allocates the transaction price to each performance obligation based on its relative standalone selling price.

Term license subscriptions software is recognized at the point in time when the software license has been delivered and the benefit of the asset has been transferred. Maintenance associated with term license subscriptions software is recognized ratably over the term of the agreement.

The Company does not sell term license subscriptions software on a standalone basis. Therefore, the Company makes subjective assumptions to estimate the standalone selling price for each of the performance obligations and determines the standalone selling price based on observable standalone selling prices of maintenance contracts associated with past perpetual licenses.

Auditing the Company’s determination of the standalone selling price for the term license subscriptions and maintenance was challenging and complex due to the high degree of judgment involved in the determination of the estimated standalone selling price. Any changes to the standalone selling price could have a significant impact on the amount and timing of revenues recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s estimation of the standalone selling price for the term license subscriptions software and maintenance.

We evaluated management’s standalone selling price by testing the completeness and accuracy of management’s analysis and underlying data by tracing a selection of data points from relevant transactions to management's analysis. We also tested the mathematical accuracy of management’s related calculations.

Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company’s auditor since 2007.
Tel-Aviv, Israel
February 6, 2025

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Varonis Systems, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 6, 2025, expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

Tel-Aviv, Israel
February 6, 2025

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$185,585	$230,740
Marketable securities	343,383	253,175
Short-term deposits	39,450	49,800
Trade receivables (net of allowance of $2,518 and $1,487 at December 31, 2024 and December 31, 2023, respectively)	192,832	169,116
Prepaid expenses and other short-term assets	116,824	64,326
Total current assets	878,074	767,157

Long-term assets:
Long-term marketable securities	658,896	211,063
Operating lease right-of-use assets	45,593	51,838
Property and equipment, net	30,795	33,964
Intangible assets, net	—	1,263
Goodwill	23,135	23,135
Other assets	27,782	15,490
Total long-term assets	786,201	336,753
Total assets	$1,664,275	$1,103,910

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$4,313	$672
Accrued expenses and other short-term liabilities	164,930	125,057
Convertible senior notes, net	250,529	—
Deferred revenues	290,113	181,049
Total current liabilities	709,885	306,778

Long-term liabilities:
Convertible senior notes, net	450,243	250,477
Operating lease liabilities	42,789	51,313
Deferred revenues	2,211	886
Other liabilities	3,491	4,808
Total long-term liabilities	498,734	307,484

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2024 and December 31, 2023; Issued and outstanding: 112,550,156 shares at December 31, 2024 and 109,103,721 shares at December 31, 2023	113	109
Accumulated other comprehensive income (loss)	2,676	(8,649)
Additional paid-in capital	1,193,022	1,142,578
Accumulated deficit	(740,155)	(644,390)
Total stockholders’ equity	455,656	489,648
Total liabilities and stockholders’ equity	$1,664,275	$1,103,910

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2024	2023	2022
Revenues:
Term license subscriptions	$254,241	$356,490	$363,898
SaaS	208,781	44,417	2,246
Maintenance and services	87,928	98,253	107,490
Total revenues	550,950	499,160	473,634

Cost of revenues	93,847	71,751	69,836

Gross profit	457,103	427,409	403,798

Operating expenses:
Research and development	196,765	183,838	177,881
Sales and marketing	288,769	277,893	275,090
General and administrative	89,220	82,901	72,055
Total operating expenses	574,754	544,632	525,026

Operating loss	(117,651)	(117,223)	(121,228)
Financial income, net	34,644	30,305	10,413

Loss before income taxes	(83,007)	(86,918)	(110,815)
Income taxes	(12,758)	(13,998)	(13,703)

Net loss	$(95,765)	$(100,916)	$(124,518)

Net loss per share of common stock, basic and diluted	$(0.86)	$(0.92)	$(1.14)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	111,660,541	109,141,894	109,281,368

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	December 31,
	2024	2023	2022
Net loss	$(95,765)	$(100,916)	$(124,518)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(3,448)	1,547	(300)
Income (loss) on marketable securities reclassified into earnings, net of tax	(650)	401	23
	(4,098)	1,948	(277)

Unrealized income (loss) on derivative instruments, net of tax	26,264	13,216	(19,181)
Income (loss) on derivative instruments reclassified into earnings, net of tax	(10,841)	(14,256)	3,818
	15,423	(1,040)	(15,363)
Total other comprehensive income (loss)	11,325	908	(15,640)

Comprehensive loss	$(84,440)	$(100,008)	$(140,158)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2022	107,509,096	$108	$1,018,005	$6,083	$(427,603)	$596,593
Effect of adoption of ASU 2020-06	—	—	(30,794)	—	8,647	(22,147)
Stock-based compensation expense	—	—	142,862	—	—	142,862
Common stock issued under employee stock plans	3,078,402	3	12,493	—	—	12,496
Taxes paid related to net share settlement of equity awards	—	—	(31,076)	—	—	(31,076)
Repurchase of common stock	(2,914,446)	(3)	(56,442)	—	—	(56,445)
Unrealized loss on derivative instruments, net of tax	—	—	—	(15,363)	—	(15,363)
Unrealized loss on available for sale securities, net of tax	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	(124,518)	(124,518)
Balance as of December 31, 2022	107,673,052	108	1,055,048	(9,557)	(543,474)	502,125
Stock-based compensation expense	—	—	139,819	—	—	139,819
Common stock issued under employee stock plans	2,931,316	2	12,647	—	—	12,649
Taxes paid related to net share settlement of equity awards	—	—	(21,415)	—	—	(21,415)
Repurchase of common stock	(1,500,647)	(1)	(43,521)	—	—	(43,522)
Unrealized loss on derivative instruments, net of tax	—	—	—	(1,040)	—	(1,040)
Unrealized income on available for sale securities, net of tax	—	—	—	1,948	—	1,948
Net loss	—	—	—	—	(100,916)	(100,916)
Balance as of December 31, 2023	109,103,721	109	1,142,578	(8,649)	(644,390)	489,648
Stock-based compensation expense	—	—	126,682	—	—	126,682
Common stock issued under employee stock plans	3,397,390	3	16,079	—	—	16,082
Taxes paid related to net share settlement of equity awards	—	—	(38,295)	—	—	(38,295)
Unrealized income on derivative instruments, net of tax	—	—	—	15,423	—	15,423
Unrealized loss on available for sale securities, net of tax	—	—	—	(4,098)	—	(4,098)
Common stock issued for debt conversion	49,045	1	1,500	—	—	1,501
Purchase of capped calls related to Convertible senior notes	—	—	(55,522)	—	—	(55,522)
Net loss	—	—	—	—	(95,765)	(95,765)
Balance as of December 31, 2024	112,550,156	$113	$1,193,022	$2,676	$(740,155)	$455,656

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(95,765)	$(100,916)	$(124,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,126	11,703	12,176
Stock-based compensation	126,682	139,819	142,862
Amortization of deferred commissions	54,392	53,072	49,366
Non-cash operating lease costs	9,526	9,468	9,305
Amortization of debt issuance costs	2,144	1,514	1,486
Amortization of premium and accretion of discount on marketable securities, net	(12,690)	(9,354)	(344)
Acquired in-process research and development	6,653	—	—
Gain from sale of property and equipment	—	—	(21)
Changes in assets and liabilities:
Trade receivables	(23,716)	(33,137)	(18,800)
Prepaid expenses and other short-term assets	(35,332)	(21,459)	(6,161)
Deferred commissions	(59,820)	(53,505)	(49,135)
Other long-term assets	347	(577)	502
Trade payables	3,641	(2,290)	(2,362)
Accrued expenses and other short-term liabilities	17,317	(5,278)	(9,115)
Deferred revenues	110,389	69,882	5,266
Other long-term liabilities	306	474	1,364
Net cash provided by operating activities	115,200	59,416	11,871

Cash flows from investing activities:
Proceeds from maturities of marketable securities	308,840	301,350	41,600
Proceeds from sales of marketable securities	111,552	—	—
Investment in marketable securities	(949,841)	(517,948)	(277,871)
Proceeds from short-term and long-term deposits	34,795	214,444	15,961
Investment in short-term and long-term deposits	(24,254)	(135,823)	(142,566)
Purchase of in-process research and development	(6,653)	—	—
Proceeds from sale of property and equipment	—	—	21
Purchases of property and equipment	(6,694)	(5,099)	(11,396)
Net cash used in investing activities	(532,255)	(143,076)	(374,251)

Cash flows from financing activities:
Proceeds from employee stock plans	16,082	11,537	11,940
Taxes paid related to net share settlement of equity awards	(38,295)	(21,415)	(31,077)
Repurchase of common stock	—	(43,522)	(56,444)
Proceeds from issuance of convertible senior notes, net of issuance costs	449,635	—	—
Purchases of capped calls	(55,522)	—	—
Net cash provided by (used in) financing activities	371,900	(53,400)	(75,581)

Decrease in cash and cash equivalents	(45,155)	(137,060)	(437,961)
Cash and cash equivalents at beginning of period	230,740	367,800	805,761
Cash and cash equivalents at end of period	$185,585	$230,740	$367,800

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,249	$16,089	$7,354
Cash paid for interest	$3,193	$3,196	$3,167
Lease liabilities arising from obtaining right-of-use assets	$3,148	$3,166	$1,625
Common stock issued for debt conversion	$1,501	$—	$—

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

The Company offers coverage for most mission-critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. In 2022, Varonis announced the availability of its flagship Varonis Data Security Platform as a SaaS, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities that help customers prevent data breaches.

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

The broad applicability of the Company's technology has resulted in its customers deploying its software for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; data security posture management; SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection with Managed Data Detection and Response ("MDDR"); automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a.	Financial Statements in U.S. Dollars:

Most of the Company's revenues and costs are denominated in United States dollars (“dollars”). Some of the subsidiaries’ revenues and costs are incurred in Euros, the Pound Sterling, Canadian dollars, Australian dollars, Singapore dollars and New Israeli Shekels ("NIS"); however, the Company’s management believes that the dollar is the primary currency of the economic environment in which it and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

Accordingly, transactions denominated in currencies other than the functional currency are remeasured to the functional currency in accordance with ASC No. 830, “Foreign Currency Matters” at the exchange rate at the date of the transaction or the average exchange rate in the quarter. At the end of each reporting period, financial assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-financial assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded as financial income, net in the consolidated statements of operations as appropriate.

b.	Principles of Consolidation:

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

c.	Basis of Presentation:

Certain amounts in prior years' have been recast and reclassified to conform to the current year's presentation. The reclassifications have no impact on total revenues, net loss, or cash flows from operating, investing and financing activities.

d.	Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to evaluation of standalone selling price of term license subscriptions, accounts receivable credit loss allowance, fair values of stock-based awards, deferred taxes and income tax uncertainties, and contingent liabilities. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

e.	Cash, Cash Equivalents, Marketable Securities and Short-Term Investments:

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

The Company considers all investments and marketable securities purchased with maturities at the date of purchase greater than three months but less than one year to be short-term. Investments and marketable securities purchased with maturities at the date of purchase greater than one year are classified as long-term assets. Marketable securities are classified as available for sale and are, therefore, recorded at fair value on the consolidated balance sheet, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. Realized gains and losses are determined based on the specific identification method and are reported in financial income, net in the consolidated statements of operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included as a component of financial income, net in the consolidated statement of operations. Cash equivalents, marketable securities and deposits consist of the following (in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$133,113	$—	$—	$133,113
Total	$133,113	$—	$—	$133,113

Marketable securities
US Treasury securities	$342,751	$632	$—	$343,383
Total	$342,751	$632	$—	$343,383

Short-term deposits
Term bank deposits	$39,450	$—	$—	$39,450
Total	$39,450	$—	$—	$39,450

Long-term marketable securities
US Treasury securities	$661,955	$104	$(3,163)	$658,896
Total	$661,955	$104	$(3,163)	$658,896

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$164,848	$—	$—	$164,848
Total	$164,848	$—	$—	$164,848

Marketable securities
US Treasury securities	$242,633	$530	$(1)	$243,162
US Government Agency securities	9,972	41	—	10,013
Total	$252,605	$571	$(1)	$253,175

Short-term deposits
Term bank deposits	$49,800	$—	$—	$49,800
Total	$49,800	$—	$—	$49,800

Long-term marketable securities
US Treasury securities	$209,961	$1,102	$—	$211,063
Total	$209,961	$1,102	$—	$211,063

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of December 31, 2024 and 2023.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net on the consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. These deposits bore interest at rates ranging from 4.34% - 5.24%, per annum, as of December 31, 2024 and a rate of 4.58% - 6.00%, per annum, as of December 31, 2023. Short-term deposits are presented at cost which approximates fair value due to their short maturities.

f.	Concentrations of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and trade receivables.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in France, the United Kingdom, Canada, the Netherlands, Israel, Singapore, Australia, Germany, Ireland and Luxembourg. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with reputable financial institutions and monitors the amount of credit exposure to each financial institution.

The Company’s trade receivables are geographically diversified and derived primarily from sales to a network of distributors and value-added resellers ("VARs") mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its channel partners and establishes an allowance for credit losses based upon a specific review of all significant outstanding invoices, historical collection experience, customer creditworthiness, current, and future economic and market conditions. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

g.	Fair Value of Financial Instruments:

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

h.	Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Computer equipment		33%
Office furniture and equipment	14%	—	15%
Leasehold improvements		Over the shorter of the expected lease term or estimated useful life

i.	Leases:

The Company has various operating leases for office space, vehicles and office equipment. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the right-of-use assets and lease liabilities. In addition, some of the real estate leases contain variable lease payments, including payments based on a Consumer Price Index ("CPI"). Variable lease payments based on a CPI are initially measured using the index in effect at lease adoption. Additional payments based on the change in a CPI are recorded as a period expense when incurred. Further, as the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company has elected the short-term lease exception for leases with a term of 12 months or less and it does not recognize right-of-use assets and lease liabilities on the balance sheet for these leases. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.

j.	Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets and Right-of-Use Assets:

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2024 and 2023, no impairment losses have been recorded.

k.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

l.	Contractual Purchase Obligations and Contingent Liabilities:

The Company has a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $7,127 due in the next 12 months and $21,000 due thereafter and an additional $32,926 contractual minimum purchase commitment with another service provider through December 31, 2026 with no specified annual commitments.

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2024 and 2023, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

m.	Asset Acquisition:

On August 16, 2024, the Company entered into an asset purchase agreement with an unrelated third party. Substantially all of the fair value of the gross assets acquired was concentrated in the single in-process research and development ("IPR&D") asset. Total cash considerations were $6,500, subject to potential adjustments for any indemnity claims and inclusive of approximately $3,250 related to contingent payments that are estimated based upon the probability of the contingencies being satisfied. Additionally, the Company incurred approximately $153 in direct transaction costs related to the asset acquisition. The $6,653 consideration related to the IPR&D asset was expensed in the year ending December 31, 2024 and included in the Company's consolidated statements of operations under research and development expenses, as the IPR&D asset had no alternative future use.

n.	Revenue Recognition:

The Company generates revenues primarily in the form of term license subscriptions, SaaS revenues and maintenance and services fees. Term license subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. SaaS revenues, including SaaS with MDDR, are provided on a subscription basis and allow customers to use hosted software. Over the last few years, the Company has introduced new products and support for cloud applications and infrastructure environments, including the Varonis Data Security Platform delivered as a SaaS, which was previously only sold as a self-hosted solution. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, although the user can benefit from the software without its assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Term license subscription software sold on-premises is recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with term license subscription software is recognized ratably over the term of the agreement since these services have a consistent continuous pattern of transfer to a customer during the contract period, and is included within the term license subscriptions line of the consolidated statements of operations.

SaaS revenue is recognized ratably over the associated contract period, beginning when access is provided and the benefit of the service is available. Conversions from a license sold on-premises to the Company’s SaaS offering during the original subscription period are accounted for on a prospective basis.

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

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The term license software is distinct upon delivery as the customer can derive the economic benefit of the software without any additional services, updates or technical support. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract. For software licenses and maintenance included in term license subscriptions, the Company determines the standalone selling prices based on the price at which we separately sell a renewal contract. For professional services, the Company determines the standalone selling prices based on the price at which it separately sells those services.

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $177,321 for the year ended December 31, 2024.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $729,690 as of December 31, 2024, of which it expects to recognize approximately 53% as revenue over the next 12 months and the remainder thereafter.

For information regarding disaggregated revenues, refer to Note 13.

o.	Contract Costs:

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

Deferred sales commissions on the Company’s consolidated balance sheets were $57,047 and $34,342 as of December 31, 2024 and 2023, respectively. Amortization expense was $54,392, $53,072 and $49,366 for the years ended December 31, 2024, 2023 and 2022, respectively.

p.	Cost of Revenues:

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for the Company's customer support, customer success, MDDR and services employees; amortization of acquired intangible assets; third-party hosting fees; travel expenses; and allocated overhead costs for facilities, IT and depreciation.

q.	Accounting for Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” For stock options and restricted stock units, stock-based compensation expense is measured at the grant date, based on the estimated fair value of the equity award granted, and is recognized as expense on a straight-line basis over the requisite service period. In addition, the Company grants performance stock units to certain employees. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. The Company recognizes stock-based compensation expense for performance stock units using the graded vesting method over the requisite service period for each separately-vesting tranche of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. The Company accounts for forfeitures as they occur for all stock-based awards.

r.	Research and Development Costs:

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

s.	Income Taxes:

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

t.	Derivative Instruments:

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

The Company has established forecasted transaction currency risk management programs to protect against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within 12 to 24 months. In addition, the Company has previously entered into forward contracts to hedge a portion of its monetary items in the balance sheet, such as trade receivables and payables, denominated in Euro and Pound Sterling for short-term periods (the “Fair Value Hedging Program”). The purpose of the Fair Value Hedging Program is to protect the fair value of the monetary assets from foreign exchange rate fluctuations. Gains and losses from derivatives related to the Fair Value Hedging Program are not designated as hedging instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of		Assets (liabilities) as of
	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$131,363	$773	$128,411	$3,372
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$56,256	$(2,902)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$96,950	$3,083	$33,233	$519
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$—	$—	$102,216	$(1,624)
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$142,051	$7,326	$—	$—
Foreign exchange forward contract derivatives for monetary items included in prepaid expenses and other short-term assets	$—	$—	$39,155	$36
Foreign exchange forward contract derivatives for monetary items included in accrued expenses and other short-term liabilities	$—	$—	$5,213	$(7)

For the years ended December 31, 2024, 2023 and 2022, the consolidated statements of operations reflect losses of $10,841 and $14,256 and a gain of $3,818, respectively, related to the cash flow hedges. No material ineffective hedges were recognized for the years ended December 31, 2024, 2023 and 2022 in operating expenses in the consolidated statement of operations.

For the years ended December 31, 2024, 2023 and 2022, the consolidated statements of operations reflect a gain of $728, a loss of $508 and a gain of $2,146, respectively, in financial income, net, related to the Fair Value Hedging Program.

u.	Retirement and Severance Pay:

VSI and Varonis U.S. Public Sector LLC ("VPS") make available to its employees a retirement plan (the “U.S. Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Participants in the U.S. Plan may elect to defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. VSI and VPS match 100% of each participant’s contributions up to a maximum of 3% of the participant’s total pay and 50% of each participant’s contributions on contributions between 3% and 5% of the participant’s total pay. Each participant may contribute up to 80% of total remuneration up to the Internal Revenue Service’s annual contribution limit. Contributions to the U.S. Plan are recorded during the year contributed as an expense in the consolidated statements of operations.

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

In addition, the Company also makes available pension plans to employees of other subsidiaries in which it operates. Total expenses related to retirement and severance pay amounted to $13,774, $11,707 and $11,366 for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of severance payable included in other liabilities as of December 31, 2024 and 2023 is $2,952 and $2,744, respectively.

v.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the shares related to the conversion of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes") and the 1.00% Convertible Senior Notes issued by the Company on September 10, 2024 and due September 2029 in an aggregate principal amount of $460,000 (the "2029 Notes" and, together with the 2025 Notes, the "Notes"), to the extent dilutive.

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 7,645,858, 8,824,701 and 9,054,955 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the years ending December 31, 2024, 2023 and 2022, respectively. Additionally, 14,971,860 shares for the year ending December 31, 2024, and 8,239,254 shares for the years ending December 31, 2023 and 2022, underlying the conversion option of the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for these years.

w.	Recently Adopted Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024. The Company adopted the ASU 2023-07 during the year ended December 31, 2024, on a retrospective basis which resulted in updated segment disclosures. See Note 13 in the accompanying notes to the consolidated financial statements for further detail.

x.	Recently Issued Accounting Pronouncements Not Yet Adopted:

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the consolidated Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

NOTE 3:- PREPAID EXPENSES AND OTHER SHORT-TERM ASSETS

Prepaid expenses and other short-term assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	28,540	22,782
Deferred commission	34,132	21,694
Foreign currency forward contracts derivatives	8,099	3,408
Government institutions and other receivables	43,785	15,406
Short-term deposits and other	2,268	1,036
Prepaid expenses and other short-term assets	$116,824	$64,326

NOTE 4:- PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Cost:
Computer equipment	$30,933	$27,949
Office furniture and equipment	6,078	5,661
Leasehold improvements	45,062	45,878
	82,073	79,488
Accumulated depreciation	51,278	45,524
Property and equipment, net	$30,795	$33,964

Depreciation expense of property and equipment, net for the years ended December 31, 2024, 2023 and 2022 were $9,863, $10,177 and $10,651, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT-TERM LIABILITIES

Accrued expenses and other short-term liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Government authorities and other	$59,904	$40,476
Accrued commissions	35,868	19,287
Accrued expenses	30,718	27,055
Employees	24,693	28,183
Operating lease liabilities, current	10,845	10,049
Foreign exchange forward contract derivatives	2,902	7
Accrued expenses and other short-term liabilities	$164,930	$125,057

NOTE 6:- LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

December 31, 2024
Operating lease right-of-use assets	$45,593

Operating lease liabilities, current	$10,845
Operating lease liabilities, long-term	42,789
Total operating lease liabilities	$53,634

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

The Company has deposit guarantees issued by a financial institution to secure various operating lease agreements in connection with its office space.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of December 31, 2024, are as follows (in thousands):

December 31, 2024
2025	$12,305
2026	10,978
2027	10,174
2028	10,121
2029	5,989
Thereafter	7,925

Total undiscounted lease payments	$57,492

Less: Imputed interest	$(3,858)

Present value of lease liabilities	$53,634

As of December 31, 2024, the Company had an additional operating lease that had not yet commenced of $9,040. This operating lease is expected to commence in the second half of 2025 with a lease term of 5 years.

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	5.39	6.34

Weighted average discount rate	2.89%	2.90%

Total operating lease cost for the years ended December 31, 2024 and 2023 were $9,812 and $9,803, inclusive of sublease income of $1,154 and $1,772, respectively. Total operating lease cost for the year ended December 31, 2022 was $9,593.

NOTE 7:- CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

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

In addition, on or after February 15, 2025, a holder may convert all or any portion of its 2025 Notes at any time. As of December 31, 2024, the conversion feature of the 2025 Notes was triggered and therefore the 2025 Notes are currently convertible, in whole or in part, at the option of the holders as of January 1, 2025. Since the issuance of the 2025 Notes, the Company has received and settled conversion notices from holders of $1,501. Upon conversion, the Company may elect to repay the 2025 Notes in cash, shares of common stock, or a combination of both. As of December 31, 2024, the 2025 Notes mature in less than one year, as such, the 2025 Notes were classified as short-term on the Company's consolidated balance sheet.

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

2029 Notes

The Company issued $460,000 aggregate principal amount of 1.00% Convertible Senior Notes due September 2029 pursuant to an Indenture dated September 10, 2024 (the “2029 Indenture”), between the Company and U.S. Bank Trust Company, as trustee. The offering consisted of $400,000 aggregate principal amount plus the full exercise of the initial purchasers’ option to purchase up to an additional $60,000 aggregate principal amount. The net proceeds to the Company after issuance costs were $449,635. Separately, the Company entered into privately negotiated capped call transactions and used $55,522 of the net proceeds from the offering to pay the cost of the capped call transactions as described below.

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

In addition, regardless of the foregoing circumstances, on or after March 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of December 31, 2024, the 2029 Notes were classified as long-term on the Company's consolidated balance sheet.

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

The Company accounts for the 2029 Notes as a single liability measured at it amortized cost. The carrying value of the liability is represented by the face amount of the 2029 Notes, less debt issuance costs. The total offering costs upon issuance of the 2029 Notes were $10,365 and are amortized as interest expense over the term of the 2029 Notes, using the effective interest rate method.

The net carrying amount of the Notes were as follows (in thousands):

	December 31, 2024
	2025 Notes	2029 Notes	Total
Liability
Principal	$251,494	$460,000	$711,494
Unamortized issuance costs	(965)	(9,757)	(10,722)
Net carrying amount	$250,529	$450,243	$700,772

The effective interest rate for the year ended December 31, 2024 was 1.87% and 1.46% for the 2025 and 2029 Notes, respectively. The interest expense recognized related to the Notes for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024
	2025 Notes	2029 Notes	Total
Contractual interest expense	$3,159	$1,406	$4,565
Amortization of debt issuance costs	1,550	594	2,144
Total	$4,709	$2,000	$6,709

	Year ended December 31,
	2023
	2025 Notes	2029 Notes	Total
Contractual interest expense	$3,163	$—	$3,163
Amortization of debt issuance costs	1,514	—	1,514
Total	$4,677	$—	$4,677

	Year ended December 31,
	2022
	2025 Notes	2029 Notes	Total
Contractual interest expense	$3,162	$—	$3,162
Amortization of debt issuance costs	1,486	—	1,486
Total	$4,648	$—	$4,648

As of December 31, 2024 and 2023, the total estimated fair value of the 2025 Notes was approximately $374,412 and $386,201, respectively. As of December 31, 2024, the total estimated fair value of the 2029 Notes was approximately $431,851. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair values of the Notes are primarily affected by the trading price of our common stock and market interest rates. The fair values of the Notes are considered a Level 2 within the fair value hierarchy and were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market.

Capped Call Transactions

In May 2020 and September 2024, in connection with the pricing of the 2025 and 2029 Notes, respectively, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $47.24 and $104.36, for the 2025 and 2029 Notes, respectively, (the "Cap Price").

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

All goodwill balances are subject to annual goodwill impairment testing. As of December 31, 2024, the Company concluded that no impairment for goodwill was required. Additionally, there were no additions or any other changes to the carrying amount of goodwill during the years ended December 31, 2024 and 2023.

Intangible Assets

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $1,263, $1,525 and $1,525 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, all of the Company's intangible assets were fully amortized.

NOTE 9:- FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the years ended December 31, 2024 and 2023. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2024 and 2023 by level within the fair value hierarchy (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total Fair Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash equivalents:
Money market funds	$133,113	$—	$—	$133,113	$164,848	$—	$—	$164,848
Marketable securities:
US Treasury securities	—	343,383	—	343,383	—	243,162	—	243,162
US Government Agency securities	—	—	—	—	—	10,013	—	10,013
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	8,099	—	8,099	—	3,408	—	3,408
Long-term marketable securities:
US Treasury securities	—	658,896	—	658,896	—	211,063	—	211,063
Long-term other assets:
Forward foreign exchange contracts	—	3,083	—	3,083	—	519	—	519
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(2,902)	—	(2,902)	—	(7)	—	(7)
Long-term other liabilities:
Forward foreign exchange contracts	—	—	—	—	—	(1,624)	—	(1,624)
Total financial assets (liabilities), net	$133,113	$1,010,559	$—	$1,143,672	$164,848	$466,534	$—	$631,382

See Note 7 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's Notes as of December 31, 2024. Marketable securities are classified within Level 2 as these assets are valued using alternative pricing sources utilizing market observable inputs.

NOTE  10:- STOCKHOLDERS’ EQUITY

a.	Common stock rights:

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

b.	Stock option plans:

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

A summary of employees’ stock options activities during the year ended December 31, 2024 is as follows:

	Year ended
	December 31, 2024
	Number	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual life (years)
Options outstanding as of January 1, 2024	573,430	$7.564	$21,627	0.962
Granted	—	$—
Exercised	(570,064)	$7.575
Forfeited and expired	—	$—
Options outstanding and exercisable as of December 31, 2024	3,366	$5.682	$130	3.490

There were no options granted in 2024 pursuant to the 2013 Plan, Polyrize Plan or 2023 Plan (collectively "Stock Plans").

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period. Total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $22,174, $2,469 and $1,612, respectively. As of December 31, 2024 there was no unrecognized compensation cost related to employees and non-employees unvested stock options as all options have vested.

c.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the year ended December 31, 2024 is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted-average grant date fair value
Unvested balance as of January 1, 2024	8,234,171	$36.83
Granted	3,864,327	$43.38
Vested	(3,224,561)	$39.75
Forfeited	(1,231,445)	$38.78
Unvested balance as of December 31, 2024	7,642,492	$38.60

As of December 31, 2024 and 2023, there was $181,874 and $209,546, respectively, of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.082 and 2.305 years, respectively.

The Company grants performance stock units to certain employees under its Stock Plans. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period, based on achievement of certain Company financial performance measures and the recipient’s continued service. The Company recognizes stock-based compensation expense for performance stock units using the graded vesting method over the requisite service period for each separately-vesting tranche of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives.

d.	2015 Employee Stock Purchase Plan

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

e.	Stock-based compensation expense for employees and consultants:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2024	2023	2022
Cost of revenues	$5,192	$7,221	$10,720
Research and development	41,766	48,679	50,971
Sales and marketing	41,494	48,047	51,793
General and administrative	38,230	35,872	29,378
Total	$126,682	$139,819	$142,862

f.	Share Repurchase Program:

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

The Company repurchased and subsequently retired 4,415,093 shares under its Share Repurchase Program, for a total of $99,967. There were no shares repurchased for the year ended December 31, 2024.

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

•Beginning in 2022, the TCJA requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which has increased the Company's tax liability in the U.S. As the Company has a valuation allowance against its deferred tax assets, including capitalized research and development costs, the taxable income in the United States has increased to account for the capitalization of research and development costs starting in 2022.

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

For 2024, the Company is not subject to tax on account of GILTI as it has net CFC tested loss on an aggregated basis.

Accounting for the TCJA
The Company accounted for the tax impact related to the TCJA and believes its analysis to be completed. The Company recognizes that the IRS is continuing to publish and finalize ongoing guidance which may modify accounting interpretation for the TCJA. The Company would look to account for these impacts in the period of such change is enacted.

b.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2024, the Company had gross federal net operating loss ("NOL") carry-forwards of approximately $134,330, all of which can be carried forward indefinitely but can only be used to offset 80% of taxable income. As of December 31, 2024, the Company had NOL carry-forwards for state and foreign income tax purposes of approximately $141,221 and $49,459, respectively. State NOL carry-forwards of $111,542 expire between 2027-2044 and the remainder do not expire. Foreign NOL carry-forwards do not expire. In addition, as of December 31, 2024, the Company had federal research credit carryforwards of approximately $7,299. If not utilized, the federal tax carryforwards will begin to expire in 2041.

A U.S. corporation's ability to utilize its federal and state NOL and tax credit carryforwards to offset its taxable income is limited under Section 382 and Section 383 of the Code if the corporation undergoes an ownership change (within the meaning of Code Section 382). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Code Section 382) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change within the meaning of Code Section 382 would establish an annual limitation to the amount of federal and state NOL and tax credit carryforwards the Company could utilize to offset its taxable income or income tax in any single year. The annual limitation may result in the expiration of state net operating losses and federal and state credits before utilization and in the event we have a change of ownership, utilization of the carryforwards could be restricted.

c.	Loss before taxes on income is comprised as follows (in thousands):

	Year ended
	December 31,
	2024	2023	2022
Domestic	$(19,840)	$(21,491)	$(75,422)
Foreign	(63,167)	(65,427)	(35,393)
	$(83,007)	$(86,918)	$(110,815)

d.	Taxes on income (loss) are comprised as follows (in thousands):

	Year ended
	December 31,
	2024	2023	2022
Current:
Domestic:
Federal	$15	$(1,077)	$3,008
State	1,511	2,420	1,314
Foreign	11,214	12,569	9,123
Total current income tax	$12,740	$13,912	$13,445

Deferred:
Domestic:
Federal	$62	$61	$83
State	12	21	13
Foreign	(56)	4	162
Total deferred income tax	$18	$86	$258
Income tax expense	$12,758	$13,998	$13,703

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. NOL carry-forwards and other temporary differences.

ASC 740 requires an assessment of both positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, the Company’s management concluded that a valuation allowance is required in the United States and some foreign jurisdictions. A net deferred tax liability of $434 was recorded as of December 31, 2024. Future changes in these factors, including the Company’s anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase or decrease to the valuation allowance and a corresponding charge to income tax expense. The Company reevaluates the judgements surrounding its estimates and makes adjustments as appropriate each reporting period.

Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Carry forward losses and credits	$42,218	$35,050
Deferred revenues	—	33,408
Accrued payroll, commissions, vacation	14,409	8,473
Equity compensation	36,169	33,435
Allowance for credit losses	2,521	867
Accrued severance pay	240	273
Operating lease liabilities	7,226	11,786
Section 174 capitalized costs	91,706	59,321
Other	5,367	4,079
Deferred tax assets before valuation allowance	199,856	186,692
Valuation allowance	(181,124)	(169,474)
Deferred tax assets	$18,732	$17,218

Deferred tax liability:
Deferred commissions	$(12,548)	$(6,830)
Operating lease right-of-use assets	(5,373)	(9,760)
Other	(1,245)	(1,069)
Deferred tax liability	$(19,166)	$(17,659)
Net deferred tax asset (liability)	$(434)	$(441)

The change in the valuation allowance was an increase of $11,650 and $26,911 during 2024 and 2023, respectively.

f.	Reconciliation of the theoretical tax expenses:

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of operations is as follows (in thousands, except tax rate):

	Year ended December 31,
	2024	2023	2022
Loss before taxes, as reported in the consolidated statements of operations	$(83,007)	$(86,918)	$(110,815)
Statutory tax rate	21%	21%	21%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(17,431)	$(18,253)	$(23,271)
Income tax at rate other than the U.S. statutory tax rate	3,207	6,954	10,404
Non-deductible expenses including equity based compensation expenses	(339)	(3,983)	941
Operating losses and other temporary differences for which valuation allowance was provided	12,096	27,291	18,201
Research and development tax credit	(2,525)	(1,516)	—
State tax	(1,204)	(1,780)	(1,301)
Impact of rate change	999	(3,199)	(207)
Change in tax reserve for uncertain tax positions	17,083	7,869	7,785
Other individually immaterial income tax items	872	615	1,151
Actual tax expense	$12,758	$13,998	$13,703

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including interest and penalties, in the years ended December 31, 2024 and 2023 are as follows (in thousands):

Gross unrecognized tax benefits as of January 1, 2023	$17,324
Increase in tax position for current year	9,528
Increase in tax position for prior years	1,937
Decrease in tax position for prior years	(3,596)
Gross unrecognized tax benefits as of December 31, 2023	$25,193
Increase in tax position for current year	10,487
Increase in tax position for prior years	7,088
Decrease in tax position for prior years	(287)
Decrease for lapse of statute of limitations/settlements	(205)
Gross unrecognized tax benefits as of December 31, 2024	$42,276

There was $42,276 of unrecognized income tax benefits that, if recognized, approximately $33,273 would impact the effective tax rate after consideration of valuation allowance on deferred tax assets in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. The total amount of interest and penalties is approximately $2,980 as of December 31, 2024, which is included in the table above.

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

As of December 31, 2024, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination. The Company remains open to examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized.

During 2023, the Israeli Tax Authority initiated an income and value added tax audit for the years 2020-2022.

The Company has final income tax assessments for VSL through 2019.

NOTE 12:- FINANCIAL INCOME, NET

	Year ended
	December 31,
	2024	2023	2022
Financial income:
Interest on bank deposits & other	$30,355	$25,207	$10,070
Amortization of premium and accretion of discount on marketable securities, net	12,690	9,354	344
Foreign exchange gains, net	—	916	5,147
	43,045	35,477	15,561

Financial expenses:
Amortization of debt issuance costs	2,144	1,514	1,486
Interest expenses, principally from convertible notes	4,571	3,197	3,167
Foreign exchange losses, net	827	—	—
Bank and other charges	859	461	495
	(8,401)	(5,172)	(5,148)
Financial income, net	$34,644	$30,305	$10,413

NOTE 13:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from term license subscriptions, SaaS revenues and maintenance and services fees (see Note 1 for a brief description of the Company’s business and Note 2n for details on the Company's revenue recognition).

The CODM of the Company is the Chief Executive Officer. The CODM assesses the performance of the Company and decides how to allocate resources based upon consolidated net loss that is also reported within the Consolidated Statements of Operations. The measure of segment assets that is reviewed by the CODM is reported within the Consolidated Balance Sheet as consolidated Total assets. The CODM uses consolidated net loss to monitor period-over-period results and decides where to allocate and invest additional resources within the business to continue growth. The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Year ended
	December 31,
	2024	2023	2022
Total revenues	$550,950	$499,160	$473,634

Less:
Stock-based compensation	126,682	139,819	142,862
Other segment items (*)	520,033	460,257	455,290
Net loss	$(95,765)	$(100,916)	$(124,518)

(*) Other segment expense items included within net loss include payroll, financial income, net, marketing activities, overhead and depreciation, travel and entertainment, income taxes, information technology and communication, department activities, amortization of acquired intangibles and other miscellaneous expenses. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Summary information about geographic areas:

	Year ended
	December 31,
	2024	2023	2022
Revenues based on customer’s location:
United States	$400,778	$358,258	$337,269
EMEA	114,355	109,587	107,848
Rest of the World	35,817	31,315	28,517
Total revenues	$550,950	$499,160	$473,634

During the years ended December 31, 2024, 2023 and 2022, respectively, there were no revenues to a single customer exceeding 10% of the Company’s total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	December 31,
	2024	2023
Long-lived assets by geographic region:
Israel	$32,026	$34,755
United States	31,725	35,791
Ireland	11,326	13,240
Other	1,311	2,016
	$76,388	$85,802

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of EY Global, or disagreements with our accountants on matters of accounting and financial disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Kost Forer Gabbay & Kasierer, a member of EY Global and an independent registered public accounting firm, as stated in their attestation report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plan

On November 24, 2024, Guy Melamed, our Chief Financial Officer and Chief Operating Officer, entered into a Rule 10b5–1 trading arrangement. Mr. Melamed's arrangement includes the potential sale of up to 151,534 shares of our common stock, and expires on September 2, 2025, unless earlier terminated in accordance with the provisions of the arrangement. Mr. Melamed’s arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On November 24, 2024, James O’Boyle, our Vice Chairman – Sales, entered into a Rule 10b5–1 trading arrangement. Mr. O’Boyle’s arrangement includes the potential sale of up to 100,000 shares of our common stock, and expires on December 31, 2025, unless earlier terminated in accordance with the provisions of the arrangement. Mr. O’Boyle’s arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On December 3, 2024, Fred Van den Bosch, Director, entered into a Rule 10b5–1 trading arrangement. Mr. Van den Bosch’s arrangement includes the potential sale of up to 18,000 shares of our common stock, and expires on December 15, 2025, unless earlier terminated in accordance with the provisions of the arrangement. Mr. Van den Bosch’s arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Except as described above, during the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Change of Executive Officers

On February 3, 2025, in connection with a change in the reporting structure of the Company, James O' Boyle, the Company’s Vice Chairman - Sales, is no longer an executive officer of the Company, as defined under the Securities Exchange Act of 1934. In connection with this change, Greg Pomeroy, the current Senior Vice President - Worldwide Sales, became an executive officer of the Company.

Change of Corporate Headquarters

In the first quarter of 2025, the Company is relocating its corporate headquarters to Miami, Florida and its principal mailing address is 801 Brickell Avenue, Miami, Florida 33131. There is no change to the Company’s telephone number. All future correspondence and communications from stockholders and others to the Company should be directed to this address.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

Insider Trading Policy and Procedures

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees and other covered persons. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

VARONIS SYSTEMS, INC.

February 6, 2025	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

February 6, 2025	By:	/s/ Guy Melamed
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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 6, 2025
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 6, 2025
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Aued	Director	February 6, 2025
Carlos Aued

/s/ Kevin Comolli	Director	February 6, 2025
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 6, 2025
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 6, 2025
Gili Iohan

/s/ Avrohom J. Kess	Director	February 6, 2025
Avrohom J. Kess

/s/ Ohad Korkus	Director	February 6, 2025
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 6, 2025
Thomas F. Mendoza

/s/ Rachel Prishkolnik	Director	February 6, 2025
Rachel Prishkolnik

/s/ Ofer Segev	Director	February 6, 2025
Ofer Segev

/s/ Fred Van Den Bosch	Director	February 6, 2025
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.2(3)
Indenture, dated as of May 11, 2020, by and between Varonis Systems, Inc. and U.S. Bank National Association, as Trustee (including Form of Note, representing Varonis Systems, Inc.’s 1.25% Convertible Senior Notes due 2025)

4.3(4)
Indenture, dated as of September 10, 2024, by and between Varonis Systems, Inc. and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note, representing Varonis Systems, Inc.’s 1.00% Convertible Senior Notes due 2029)

10.1(5)†	Form of Indemnification Agreement between the Company and its directors and officers

10.3(6)†	2013 Omnibus Equity Incentive Plan

10.4(7)†	Amended and Restated Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan

10.4(8)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(9)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.6(10)†	2015 Employee Stock Purchase Plan

10.7(11)†	Employment Agreement, dated as of May 15, 2024, by and between Varonis Systems, Inc. and Yakov Faitelson

10.8(12)†	Employment Agreement, dated as of May 15, 2024, by and between Varonis Systems Ltd. and Yakov Faitelson

10.9†	Varonis Systems Severance Plan

10.10(13)†	Employment Agreement, dated as of January 31, 2024, by and between Varonis Systems, Inc. and Guy Melamed

10.11(14)†	Employment Agreement, dated as of January 31, 2024, by and between Varonis Systems Ltd. and Guy Melamed

10.12(15)†	Employment Agreement, dated as of February 10, 2014, by and between the Company and James O’Boyle

10.13(16)†	Amendment to Employment Agreement, dated as of August 27, 2018, by and between the Company and James O’Boyle

10.14(17)†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.15†	Employment Agreement, dated as of March 12, 2021, by and between the Company and Dov Gottlieb

10.16(18)	Form of Confirmation for 2020 Capped Call Transactions

10.17(19)	Form of Confirmation for 2024 Capped Call Transactions

10.18(20)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.19(21)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.20(22)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2023 Omnibus Equity Incentive Plan

10.21(23)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2023 Omnibus Equity Incentive Plan

10.22(24)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2023 Omnibus Equity Incentive Plan (Israeli Employees)

10.23(25)†
Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2023 Omnibus Equity Incentive Plan (Israeli Employees)

19.1	Insider Trading Policy

21.1	List of Subsidiaries

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and President of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer and President of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy For The Recovery Of Erroneously Awarded Compensation

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________

†	Indicates management contract or compensatory plan or arrangement.
**	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014 (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2022 (the "Company's 2021 Form 10-K") and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 10, 2024 and incorporated herein by reference
(5)	Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on June 5, 2024 and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(9)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(10)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(11)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024 (the “Company’s Second Quarter 2024 Form 10-Q”) and incorporated herein by reference.
(12)	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024 (the “Company’s Second Quarter 2024 Form 10-Q”) and incorporated herein by reference.
(13)	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2024 (the "Company's 2023 Form 10-K") and incorporated herein by reference.
(14)	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2024 (the "Company's 2023 Form 10-K") and incorporated herein by reference.
(15)	Filed as Exhibit 10.11 to the IPO Registration Statement with the SEC on February 18, 2014 and incorporated herein by reference.
(16)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018 and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019 (the “Company’s 2018 Form 10-K”) and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2020 and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on September 10, 2024 and incorporated herein by reference.
(20)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 (the “Company’s First Quarter 2022 Form 10-Q”) and incorporated herein by reference.
(21)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 (the “Company’s First Quarter 2022 Form 10-Q”) and incorporated herein by reference.
(22)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 (the “Company’s Second Quarter 2023 Form 10-Q”) and incorporated herein by reference.
(23)	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 (the “Company’s Second Quarter 2023 Form 10-Q”) and incorporated herein by reference.
(24)	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 (the “Company’s Second Quarter 2023 Form 10-Q”) and incorporated herein by reference.
(25)	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2023 (the “Company’s Second Quarter 2023 Form 10-Q”) and incorporated herein by reference.