Form 10-Q
period 2025-03-31
VARONIS SYSTEMS INC
filed 2025-05-07
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36324
____________________
VARONIS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware			57-1222280
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

801 Brickell Avenue	Miami	FL	33131
(Address of principal executive offices)			(Zip Code)
(877) 292-8767
(Registrant's telephone number, including area code)

1250 Broadway, 28th Floor
New York, NY 10001
(Former address, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of May 2, 2025, there were 111,924,959 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,107	$185,585
Marketable securities	414,524	343,383
Short-term deposits	41,588	39,450
Trade receivables (net of allowances of $2,336 and $2,518 at March 31, 2025 and December 31, 2024, respectively)	123,579	192,832
Prepaid expenses and other short-term assets	85,292	116,824
Total current assets	818,090	878,074

Long-term assets:
Long-term marketable securities	591,702	658,896
Operating lease right-of-use assets	43,535	45,593
Property and equipment, net	31,078	30,795
Intangible assets, net	6,014	—
Goodwill	39,750	23,135
Other assets	46,925	27,782
Total long-term assets	759,004	786,201
Total assets	$1,577,094	$1,664,275

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$6,274	$4,313
Accrued expenses and other short-term liabilities	156,780	164,930
Convertible senior notes, net	250,912	250,529
Deferred revenues	296,142	290,113
Total current liabilities	710,108	709,885

Long-term liabilities:
Convertible senior notes, net	450,746	450,243
Operating lease liabilities	40,559	42,789
Deferred revenues	126	2,211
Other liabilities	7,812	3,491
Total long-term liabilities	499,243	498,734

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2025 and December 31, 2024; Issued and outstanding: 112,882,608 shares at March 31, 2025 and 112,550,156 shares at December 31, 2024	113	113
Accumulated other comprehensive income (loss)	(1,162)	2,676
Additional paid-in capital	1,144,730	1,193,022
Accumulated deficit	(775,938)	(740,155)
Total stockholders’ equity	367,743	455,656
Total liabilities and stockholders’ equity	$1,577,094	$1,664,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
SaaS	$88,560	$33,985
Term license subscriptions	31,488	55,980
Maintenance and services	16,375	24,057
Total revenues	136,423	114,022

Cost of revenues	29,018	21,349

Gross profit	107,405	92,673

Operating expenses:
Research and development	54,210	47,827
Sales and marketing	72,763	71,227
General and administrative	24,198	21,252
Total operating expenses	151,171	140,306

Operating loss	(43,766)	(47,633)
Financial income, net	11,951	8,545

Loss before income taxes	(31,815)	(39,088)
Income taxes	(3,968)	(1,402)

Net loss	$(35,783)	$(40,490)

Net loss per share of common stock, basic and diluted	$(0.32)	$(0.37)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	112,651,178	109,990,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(35,783)	$(40,490)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	2,431	(2,252)
Loss on marketable securities reclassified into earnings, net of tax	(38)	(1)
	2,393	(2,253)

Unrealized income (loss) on derivative instruments, net of tax	(5,569)	5,040
Loss on derivative instruments reclassified into earnings, net of tax	(662)	(3,243)
	(6,231)	1,797
Total other comprehensive loss	(3,838)	(456)

Comprehensive loss	$(39,621)	$(40,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2023	109,103,721	$109	$1,142,578	$(8,649)	$(644,390)	$489,648
Stock-based compensation expense	—	—	32,093	—	—	32,093
Common stock issued under employee stock plans	2,485,389	3	6,411	—	—	6,414
Taxes related to net share settlement of equity awards	—	—	(34,860)	—	—	(34,860)
Unrealized income on derivative instruments, net of tax	—	—	—	1,797	—	1,797
Unrealized loss on available for sale securities, net of tax	—	—	—	(2,253)	—	(2,253)
Net loss	—	—	—	—	(40,490)	(40,490)
Balance as of March 31, 2024	111,589,110	$112	$1,146,222	$(9,105)	$(684,880)	$452,349

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2024	112,550,156	$113	$1,193,022	$2,676	$(740,155)	$455,656
Stock-based compensation expense	—	—	32,255	—	—	32,255
Common stock issued under employee stock plans	1,808,876	2	7,161	—	—	7,163
Taxes related to net share settlement of equity awards	—	—	(26,447)	—	—	(26,447)
Repurchase of common stock	(1,476,456)	(2)	(61,262)	—	—	(61,264)
Unrealized loss on derivative instruments, net of tax	—	—	—	(6,231)	—	(6,231)
Unrealized income on available for sale securities, net of tax	—	—	—	2,393	—	2,393
Common stock issued for debt conversion	32	—	1	—	—	1
Net loss	—	—	—	—	(35,783)	(35,783)
Balance as of March 31, 2025	112,882,608	$113	$1,144,730	$(1,162)	$(775,938)	$367,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,783)	$(40,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,419	2,909
Stock-based compensation	32,255	32,093
Amortization of deferred commissions	11,353	11,181
Non-cash operating lease costs	2,476	2,394
Amortization of debt issuance costs	887	383
Amortization of premium and accretion of discount on marketable securities, net	99	(3,743)

Changes in assets and liabilities:
Trade receivables	65,129	68,675
Prepaid expenses and other short-term assets	11,077	4,951
Deferred commissions	(13,603)	(10,608)
Other long-term assets	12	(136)
Trade payables	1,961	2,227
Accrued expenses and other short-term liabilities	(16,728)	(16,840)
Deferred revenues	5,988	3,554
Other long-term liabilities	458	173
Net cash provided by operating activities	68,000	56,723

Cash flows from investing activities:
Proceeds from maturities of marketable securities	56,000	15,100
Investment in marketable securities	(57,654)	(131,482)
Proceeds from short-term and long-term deposits	34,174	6,299
Investment in short-term and long-term deposits	(36,289)	(1,586)
Acquisition, net of cash acquired	(18,584)	—
Purchases of property and equipment	(2,339)	(297)
Capitalized internal-use software	(325)	—
Net cash used in investing activities	(25,017)	(111,966)

Cash flows from financing activities:
Proceeds from employee stock plans	7,163	6,414
Taxes paid related to net share settlement of equity awards	(21,360)	(34,860)
Repurchase of common stock	(61,264)	—
Net cash used in financing activities	(75,461)	(28,446)
Decrease in cash and cash equivalents	(32,478)	(83,689)
Cash and cash equivalents at beginning of period	185,585	230,740
Cash and cash equivalents at end of period	$153,107	$147,051

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$894	$420

Cash paid for interest	$3,938	$1,584
Supplemental disclosure of non-cash activities:
Liability related to acquisition holdback	$3,502	$—
Tax liability related to net share settlement of equity awards	$5,087	$—
Lease liabilities arising from obtaining right-of-use assets	$366	$144
Common stock issued for debt conversion	$1	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

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

The Company offers coverage for most mission-critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. In 2022, Varonis announced the availability of its flagship Varonis Data Security Platform as a SaaS solution, which offers simpler deployment, faster time-to-value, and groundbreaking new automation capabilities that help customers prevent data breaches.

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

The broad applicability of the Company's technology has resulted in its customers deploying its software for numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data; data security posture management (DSPM); SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file activity; security monitoring and risk reduction; data breach, insider threat, malware and ransomware detection with Managed Data Detection and Response ("MDDR"); automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

b.	Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain amounts in prior periods' condensed consolidated financial statements have been recast and reclassified to conform to the current year's presentation. The reclassifications have no impact on cash flows from operating, investing or financing activities.

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present its condensed consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2024 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 filed with the SEC on February 6, 2025 (the “2024 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2024 included in the 2024 Form 10-K, unless otherwise stated.

c.	Revenue Recognition:

The Company generates revenues primarily in the form of SaaS revenues, term license subscriptions and maintenance and services fees. SaaS revenues, including SaaS with MDDR, are provided on a subscription basis and allow customers to use hosted software. Over the last few years, the Company has introduced new products and support for cloud applications and infrastructure environments, including the Varonis Data Security Platform delivered as a SaaS solution, which was previously only sold as a self-hosted solution. Term license subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available) and to a lesser extent professional services, although the user can benefit from the software without its assistance. The Company sells its products worldwide to a network of distributors and value-added resellers, and payment is typically due within 30 to 60 calendar days of the invoice date.

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

Term license subscription software sold on-premises is recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with term license subscription software is recognized ratably over the term of the agreement since these services have a consistent continuous pattern of transfer to a customer during the contract period, and is included within the term license subscriptions line of the condensed consolidated statements of operations.

The Company recognizes revenues from maintenance agreements ratably over the term of the underlying maintenance contract, which is usually one year. Revenues from professional services are recognized when the services are provided or once the service term has expired.

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

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs its obligations under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $107,363 for the three months ended March 31, 2025.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $788,743 as of March 31, 2025, of which it expects to recognize approximately 53% as revenue over the next 12 months and the remainder thereafter.

For information regarding disaggregated revenues, refer to Note 8.

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

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to revenues and operating expenses that are forecasted to be incurred in currencies other than the U.S. dollar. A majority of the Company’s revenues and operating expenses are transacted in U.S. dollars; however, certain revenues and operating expenses are incurred in or exposed to other currencies, specifically, Euro and Pound Sterling for revenues and the New Israeli Shekel, Euro and Pound Sterling for operating expenses.

The Company has established forecasted transaction currency risk management programs to protect against the volatility of future cash flows caused by changes in exchange rates. The Company’s currency risk management program includes forward foreign exchange contracts designated as cash flow hedges. These forward foreign exchange contracts generally mature within periods of up to 24 months. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Derivative instruments measured at fair value and their classification in the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of March 31, 2025 (unaudited)		Assets (liabilities) as of December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$32,442	$66	$131,363	$773
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$140,858	$(2,298)	$56,256	$(2,902)
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$64,508	$694	$96,950	$3,083
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$33,146	$(361)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$114,878	$2,379	$142,051	$7,326

The unaudited condensed consolidated statements of operations reflect a net loss of $662 and $3,243 for the three months ended March 31, 2025 and 2024, respectively, related to the cash flow hedges.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended March 31, 2025, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2025 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174, tax deduction for stock based compensation, and generation or utilization of carry forward net operating loss (“NOL”) and research and development tax credits resulting in a current provision expense without an offset to deferred expense, as the Company remains in a valuation allowance on its U.S. deferred tax assets.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and makes adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of March 31, 2025, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

The Company considers all investments and marketable securities purchased with maturities at the date of purchase greater than three months but less than one year to be short-term. Investments and marketable securities purchased with maturities at the date of purchase greater than one year are classified as long-term assets, until the maturity date is in less than one year, at which point they are reclassified as short-term assets. Marketable securities are classified as available for sale and are, therefore, recorded at fair value in the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets, until realized. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the condensed consolidated statement of operations. Cash equivalents, marketable securities and short-term deposits consist of the following (in thousands):

	As of March 31, 2025
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$76,308	$—	$—	$76,308
Total	$76,308	$—	$—	$76,308

Marketable securities
US Treasury securities	$414,222	$398	$(96)	$414,524
Total	$414,222	$398	$(96)	$414,524

Short-term deposits
Term bank deposits	$41,588	$—	$—	$41,588
Total	$41,588	$—	$—	$41,588

Long-term marketable securities
US Treasury securities	$592,038	$984	$(1,320)	$591,702
Total	$592,038	$984	$(1,320)	$591,702

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$133,113	$—	$—	$133,113
Total	$133,113	$—	$—	$133,113

Marketable securities
US Treasury securities	$342,751	$632	$—	$343,383
Total	$342,751	$632	$—	$343,383

Short-term deposits
Term bank deposits	$39,450	$—	$—	$39,450
Total	$39,450	$—	$—	$39,450

Long-term marketable securities
US Treasury securities	$661,955	$104	$(3,163)	$658,896
Total	$661,955	$104	$(3,163)	$658,896

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of March 31, 2025 and December 31, 2024.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

h.	Business Combinations:

The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of the purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, the Company makes estimates and assumptions, especially with respect to intangible assets. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from such estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

i.	Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets:

Goodwill represents the excess of the fair value of the purchase consideration in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. No indications of impairment of goodwill were noted during the periods presented.

Acquired intangible assets consist of identifiable intangible assets, including developed technology and non-compete agreements, resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology and non-compete agreements are recorded within cost of revenues in the condensed consolidated statements of operations. No indications of impairment of intangible assets were noted during the periods presented.

j.	Capitalized Internal-use Software Development Costs:

The Company capitalizes certain development costs incurred in connection with its internal-use software in accordance with ASC No. 350-40, "Intangibles-Goodwill and Other-Internal Use Software". These capitalized costs are related to the Company's SaaS platform. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once internal-use software has reached the development stage, direct internal and external costs are capitalized until the internal-use software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in the condensed consolidated balance sheets. Management tests these assets for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. As of March 31, 2025, these assets were in the development stage, as such, no amortization has been recorded in the condensed consolidated statements of operations related to these assets and there were no indications of impairment.

k.	Concentration of Credit Risks:

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

Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,044,257 and 9,021,775 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the periods ending March 31, 2025 and 2024, respectively. Additionally, 14,971,827 and 8,239,254 shares underlying the conversion option of the Notes were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive for the periods ending March 31, 2025 and 2024, respectively.

m.	Contractual Purchase Obligations:

The Company has a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $5,442 due in the next 12 months and $21,000 due thereafter, and an additional $25,902 contractual minimum purchase commitment with another service provider through December 31, 2026, with no specified annual commitments.

n.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation, as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the effect of adopting the ASU on its annual disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to the financial statements for certain categories of expenses that are included in the consolidated statements of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the periods presented. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands):

	As of March 31, 2025
	(unaudited)				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$76,308	$—	$—	$76,308	$133,113	$—	$—	$133,113
Marketable securities:
US Treasury securities	—	414,524	—	414,524	—	343,383	—	343,383
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	2,445	—	2,445	—	8,099	—	8,099
Long-term marketable securities:
US Treasury securities	—	591,702	—	591,702	—	658,896	—	658,896
Long-term other assets:
Forward foreign exchange contracts	—	694	—	694	—	3,083	—	3,083
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(2,298)	—	(2,298)	—	(2,902)	—	(2,902)
Long-term other liabilities:
Forward foreign exchange contracts	—	(361)	—	(361)	—	—	—	—
Total financial assets (liabilities), net	$76,308	$1,006,706	$—	$1,083,014	$133,113	$1,010,559	$—	$1,143,672

See Note 4 "Business Combinations" for the estimated fair value of acquired net tangible and intangible assets and Note 6 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Company's 2025 Notes and 2029 Notes, as of March 31, 2025. Marketable securities are classified within Level 2, as these assets are valued using alternative pricing sources utilizing market observable inputs.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

March 31, 2025
(unaudited)
Operating lease right-of-use assets	$43,535

Operating lease liabilities, current	$10,789
Operating lease liabilities, long-term	40,559
Total operating lease liabilities	$51,348

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the condensed consolidated balance sheets.

Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company's right-of-use assets and lease liabilities, as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the right-of-use assets and lease liabilities.

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of March 31, 2025, are as follows (in thousands):

March 31, 2025
(unaudited)
2025	$9,766
2026	10,974
2027	10,149
2028	10,096
2029	6,037
Thereafter	7,970
Total undiscounted lease payments	$54,992

Less: Imputed interest	$(3,644)
Present value of lease liabilities	$51,348

As of March 31, 2025, the Company has an additional operating lease that had not yet commenced of $9,040. This operating lease is expected to commence in the second half of 2025, with a lease term of five years.

The weighted average remaining lease term and discount rate for all operating leases were as follows, as of March 31, 2025:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.18

Weighted average discount rate	2.85%

Total operating lease cost for the three months ended March 31, 2025 and 2024 were $2,529 and $2,586, respectively, inclusive of sublease income of $238 and $430, respectively.

NOTE 4:    BUSINESS COMBINATIONS

On March 17, 2025, the Company completed the acquisition of the share capital of Cyral, Inc. ("Cyral"), a provider of database activity monitoring (DAM) software that uses agentless and stateless interception technology, which will be combined with the Company's database security capabilities. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations". The transaction price was for $25,486 in cash and comprised of the fair value of total consideration transferred ("Purchase Price") and an aggregate conditional consideration to be paid, subject to employee retention. From the purchase price, $3,502 was held back for potential indemnification claims. The conditional consideration will be recorded as research and development compensation expense in the condensed consolidated statements of operations.

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date:

	Purchase Price Allocation (in thousands)	Estimated Weighted Average Useful Life (in years)
Net tangible assets acquired	$396
Developed technology & non-compete intangible assets	6,040	9
Goodwill	16,615
Total purchase price	$23,051

The fair value of the developed technology intangible asset of $6,000 was estimated using the multi-period excess earnings method, which utilizes assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and the technology obsolescence curve. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is deductible for income tax purposes. The allocation of the purchase price for the acquisition is not finalized as of March 31, 2025, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. Acquisition-related costs of $603 are included in general and administrative expenses in the condensed consolidated statements of operations.

The pro forma results of operations related to this acquisition have not been disclosed, as they are immaterial to the Company's condensed consolidated financial statements.

NOTE 5:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 is due to the acquisition. For additional information regarding the acquisition, see Note 4.

The following table reflects goodwill activity for the three months ended March 31, 2025 (in thousands):

Amount (unaudited)
Balance at December 31, 2024	$23,135
Goodwill acquired	16,615
Balance at March 31, 2025	$39,750

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	March 31, 2025
Intangible assets, net	(in years)	(unaudited)
Developed technology & non-compete	9	$6,040
Total intangible assets		6,040
Less: Accumulated amortization		(26)
Total intangible assets, net		$6,014

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $26 and $381 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes estimated future amortization expense of the Company's intangible assets as of March 31, 2025 (in thousands):

Amount
Years ending December 31,	(unaudited)
2025	$510
2026	680
2027	680
2028	669
2029	667
Thereafter	2,808
Total future amortization expense	$6,014

NOTE 6:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

2025 Notes

The Company issued the 2025 Notes pursuant to an Indenture dated May 11, 2020 (the “2025 Indenture”). The offering totaled $253,000 aggregate principal amount. The net proceeds to the Company after issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

The 2025 Notes will mature on August 15, 2025, unless earlier converted, redeemed or repurchased. Accrued interest will be payable at maturity, at an annual rate of 1.25%.

The initial conversion rate for the 2025 Notes is 32.5668 shares of the Company’s common stock for each $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $30.71 per share. The conversion rate is subject to adjustment in specified events. The 2025 Notes were convertible into shares of the Company’s common stock, at the option of a holder, prior to the close of business on the business day immediately preceding February 15, 2025, under certain conditions.

In addition, on or after February 15, 2025, a holder may convert all or any portion of its 2025 Notes at any time. On February 14, 2025, the Company provided notice to the Trustee, the Conversion Agent, and the Holders of the 2025 Notes that the Company elected to change the “Default Settlement Method” (as defined in the 2025 Indenture) for conversions of the 2025 Notes to be settled by delivery of shares of the Company’s common stock. During the three months ended March 31, 2025, the Company received and settled an immaterial amount of conversion notices from the holders. As of March 31, 2025, the 2025 Notes mature in less than one year, as such, the 2025 Notes were classified as short-term in the Company's condensed consolidated balance sheets.

2029 Notes

The Company issued the 2029 Notes pursuant to an Indenture dated September 10, 2024 (the “2029 Indenture”). The offering totaled $460,000 aggregate principal amount. The net proceeds to the Company after issuance costs were approximately $449,649. The Company used $55,522 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

The 2029 Notes will mature on September 15, 2029, unless earlier converted, redeemed or repurchased. Interest will be payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025, at a rate of 1.00% per year.

The initial conversion rate for the 2029 Notes is 14.7419 shares of the Company’s common stock for each $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of approximately $67.83 per share. The conversion rate is subject to adjustment in specified events. The 2029 Notes are convertible into shares of the Company’s common stock, at the option of holder, prior to the close of business on the business day immediately preceding March 15, 2029, under certain conditions.

In addition, on or after March 15, 2029, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of March 31, 2025, the 2029 Notes were classified as long-term in the Company's condensed consolidated balance sheets.

Effective September 20, 2027, the Company may redeem the 2029 Notes for cash, at its option, subject to the terms and conditions provided in the 2029 Indenture.

The net carrying amount of the Notes were as follows (in thousands):

	March 31, 2025			December 31, 2024
	(unaudited)
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
Principal	$251,493	$460,000	$711,493	$251,494	$460,000	$711,494
Unamortized issuance costs	(581)	(9,254)	(9,835)	(965)	(9,757)	(10,722)
Net carrying amount	$250,912	$450,746	$701,658	$250,529	$450,243	$700,772

The effective interest rate for the three months ended March 31, 2025 was 1.86% and 1.46% for the 2025 and 2029 Notes, respectively. The interest expense recognized related to the Notes for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$786	$1,150	$1,936	$791	$—	$791
Amortization of debt issuance costs	384	503	887	383	—	383
Total	$1,170	$1,653	$2,823	$1,174	$—	$1,174

As of March 31, 2025, the total estimated fair value of the 2025 and 2029 Notes were approximately $337,881 and $426,675, respectively. As of December 31, 2024, the total estimated fair value of the 2025 and 2029 Notes were approximately $374,412 and $431,851, respectively. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair values of the Notes are primarily affected by the trading price of the Company's common stock and market interest rates. The fair values of the Notes are considered Level 2 within the fair value hierarchy and were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data.

Capped Call Transactions

In May 2020 and September 2024, in connection with the pricing of the 2025 and 2029 Notes, respectively, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $47.24 and $104.36, for the 2025 and 2029 Notes, respectively.

The Capped Call Transactions are considered a freestanding instrument in accordance with ASC No. 480, "Distinguishing Liabilities from Equity", as they were entered into separately and apart from the Notes and since the conversion or redemption of the Notes does not automatically result in the exercise of the Capped Call Transactions. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity in the condensed consolidated balance sheets and are not accounted for as derivatives. The cost of the Capped Call Transactions for the 2025 and 2029 Notes were approximately $29,348 and $55,522, respectively, and were recorded as a reduction to additional paid-in capital.

NOTE 7:    STOCKHOLDERS’ EQUITY

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

On April 20, 2023, the Company’s board of directors adopted the Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), subject to approval by the Company's stockholders. On June 5, 2023, the Company’s stockholders approved the 2023 Plan which became effective and replaced the 2013 Plan. The Company initially reserved 5,500,000 shares of common stock for issuance under the 2023 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. On June 3, 2024, the Company’s stockholders approved an additional 4,400,000 shares under the 2023 Plan.

b.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2025 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance as of January 1, 2025	7,642,492	$38.60
Granted	2,888,281	$43.84
Vested	(2,276,548)	$41.15
Forfeited	(212,938)	$42.11
Unvested balance as of March 31, 2025	8,041,287	$39.66

As of March 31, 2025, there was $268,383 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.551 years.

c.	2015 Employee Stock Purchase Plan:

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The ESPP became effective as of June 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations. The Company initially reserved 1,500,000 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP was increased on January 1, 2016 and has been, and will be, increased each January 1 thereafter, by an amount equal to the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on each December 31 immediately prior to the date of increase, except that the amount of each such increase will be limited to the number of shares of common stock necessary to bring the total number of shares of common stock available for issuance under the ESPP to two percent (2%) of the number of shares of common stock issued and outstanding on each such December 31, or (ii) 1,200,000 shares of common stock. Since January 1, 2016, the share reserve under the ESPP has been automatically increased by an aggregate of 4,321,921 shares. The ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder or (ii) June 30, 2025; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

d.	Stock-based compensation expense:

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Cost of revenues	$1,504	$1,362
Research and development	10,576	11,759
Sales and marketing	10,476	10,470
General and administrative	9,699	8,502
Total	$32,255	$32,093

e.	Share Repurchase Program:

In February 2025, the Company's board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program will expire on February 10, 2026. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

During the three months ended March 31, 2025, the Company repurchased and subsequently retired 1,476,456 shares under its Share Repurchase Program, for a total of $61,264. At March 31, 2025, the Company has $38,736 of capacity remaining under its Share Repurchase Program.

NOTE 8:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

ASC No. 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from SaaS revenues, term license subscriptions and maintenance and services fees (see Note 1 for a brief description of the Company’s business and revenue recognition).

The CODM of the Company is the Chief Executive Officer. The CODM assesses the performance of the Company and decides how to allocate resources based upon consolidated net loss that is also reported within the condensed consolidated statements of operations. The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheets as consolidated total assets. The CODM uses consolidated net loss to monitor period-over-period results and decides where to allocate and invest additional resources within the business to continue growth.

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Total revenues	$136,423	$114,022

Less:
Stock based compensation	32,255	32,093
Other segment items (*)	139,951	122,419
Net loss	$(35,783)	$(40,490)

(*) Other segment expense items included within net loss include payroll, financial income, net (inclusive of interest income of $13,045 and $9,152 for the three months ended March 31, 2025 and 2024, respectively, and interest expense of $1,938 and $791 for the three months ended March 31, 2025 and 2024, respectively), marketing activities, overhead and depreciation ($2,392 and $2,528 for the three months ended March 31, 2025 and 2024, respectively), travel and entertainment, income taxes, information technology and communication, department activities, amortization of acquired intangibles and other miscellaneous expenses. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Revenues based on customer’s location:
United States	$95,633	$80,830
EMEA	28,394	24,153
Rest of the World	12,396	9,039
Total revenues	$136,423	$114,022

During the three months ended March 31, 2025 and 2024, respectively, there were no revenues to a single customer exceeding 10% of the Company's total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Long-lived assets by geographic region:
Israel	$31,695	$32,026
United States	30,981	31,725
Ireland	10,797	11,326
Other	1,140	1,311
	$74,613	$76,388

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

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

The Transition to a SaaS Delivery Model

In response to the evolving needs of our customers and the growing threat landscape, we are strategically transitioning to a SaaS delivery model. This transition is driven by the increased importance of an automated data-centric approach to security and the demand for comprehensive protection in the face of heightened cyber risks, collaboration across multiple platforms, the adoption of generative AI tools and the necessity for compliance. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated security. We believe our offering provides comprehensive data coverage and our ability to address this demand has and will continue to be a key driver of our growth.

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud infrastructure environments and applications. At the end of 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS solution, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform is transformational. The advantages include: quicker and easier deployment and maintenance of solutions with reduced infrastructure and personnel requirements; a lower total cost of ownership; faster deployment of risk assessments, which is the core of our sales motion; enhanced threat detection; continual threat model updates; increased automation for securing data in place; and the ability to deliver additional features and functionality to customers more efficiently. In addition, our Managed Data Detection and Response ("MDDR") offering further reduces both the likelihood of a breach and its potential impact through agentic AI, enabling automated 24x7x365 monitoring with a service level agreement (SLA) that requires Varonis to respond to alerts within a specified time frame. Our MDDR offering is only available for our SaaS customers because of the automation and visibility that’s built into our SaaS platform.

Since launching our SaaS offerings, we have seen SaaS deployments grow significantly and they are now the primary driver of our revenues. We expect SaaS revenues to continue to increase. However, during this transition, our revenues may be negatively impacted due to revenue recognition accounting treatment variations associated with the increase in SaaS sales and existing customer conversions to SaaS. We expect these revenue variations to persist throughout the transition to a SaaS delivery model, which we believe will be complete by the end of 2025.

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, education and construction and engineering sectors. We believe our existing customer base serves as a strong source of future incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting larger organizations who can make sizable purchases with us initially and over time. We are also focused on maintaining a high renewal rate by investing in the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for most mission critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. Our renewal rate continued to be over 90% for the three months ended March 31, 2025.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the three months ended March 31, 2025, approximately 70% of our revenues were derived from the United States, while approximately 21% of our revenues were derived from EMEA and approximately 9% from ROW. Additionally, despite the revenue recognition variations from the accounting treatment associated with the positive trend of our increase in SaaS sales and existing customer conversions to SaaS, total revenues still grew approximately 20% for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including, some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three months ended March 31, 2025, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with the increase in SaaS sales and existing customer conversions to SaaS. For the three months ended March 31, 2025 and 2024, SaaS revenues were $88.6 million and $34.0 million, respectively. For the three months ended March 31, 2025 and 2024, our total revenues were $136.4 million and $114.0 million, respectively. For the three months ended March 31, 2025 and 2024, we have operating losses of $43.8 million and $47.6 million and net losses of $35.8 million and $40.5 million, respectively.

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

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active SaaS contracts, term-based subscription license contracts and maintenance contracts in effect at the end of that period. SaaS contracts, term-

based subscription license contracts and maintenance contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365.

As of March 31, 2025 and 2024, ARR was $664.3 million and $560.3 million, respectively, an increase of 19% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS Delivery Model and SaaS as a Percentage of ARR
Over the last three years, we have strategically expanded our offering to be delivered as SaaS solutions. Since that time, we have seen SaaS deployments grow significantly and expect them to continue to increase. Due to differences in the revenue recognition accounting treatment, the transition to a SaaS delivery model may cause significant variation in the reported revenues for a given period compared to the same period in the previous year. We expect these revenue variations to persist throughout the transition to a SaaS delivery model, which we believe will be complete by the end of 2025.

As of March 31, 2025, SaaS as a percentage of total ARR was approximately 61% and we expect this percentage to continue to increase throughout the transition to a SaaS delivery model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $788.7 million as of March 31, 2025. We expect RPO to increase in absolute dollars as we continue to transition to a SaaS delivery model.

Business Acquisition

On March 17, 2025, we completed the acquisition of Cyral, Inc. ("Cyral"), a private company which develops database activity monitoring (DAM) software that uses agentless and stateless interception technology. For further information regarding the acquisition, refer to Note 4 of our condensed consolidated financial statements.

Components of Operating Results

Revenues

SaaS Revenues. SaaS revenues relate to the Company's SaaS platform. Over the last three years, the Company began to offer SaaS solutions to its customers, including its (i) flagship Data Security Platform as a SaaS that was previously only sold as a self-hosted solution and (ii) DatAdvantage Cloud product lines. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. Our SaaS solutions are the primary driver of our revenues and we expect SaaS revenues to continue to grow considerably. Conversions from a license sold on-premises to our SaaS offering during the original subscription period are accounted for on a prospective basis.

Term License Subscription Revenues. Term license subscription revenues relate to subscription license revenues which are sold on-premises and are recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with a term license subscription is recognized ratably over the term of the agreement.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We recognize the revenues associated with professional services as those services are delivered or once the service term has expired. Professional services have always been a small percentage of our total revenues and we expect it to continue to be a small percentage.

Our renewal rate for each of the three months ended March 31, 2025 and 2024 continued to be over 90%. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. Due to the transition to a SaaS delivery model, the timing of renewals and renewal rates, we could produce significant variation in the revenues we recognize in a given period. We expect term license subscription revenues and perpetual license revenues, including the associated maintenance and support related to perpetual licenses, to continue to decline in the future, despite the strong renewal rates due to the transition to a SaaS delivery model.

The following table sets forth the percentage of our revenues that have been derived from SaaS, term license subscriptions and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	64.9%	29.8%
Term license subscriptions	23.1	49.1
Maintenance and services	12.0	21.1
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 95 countries.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our customer support, customer success, MDDR and services employees; third-party hosting fees; amortization of acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to these costs as they are incurred and expect that these costs will increase in absolute dollars as we continue to invest in our customer success, support and MDDR teams, complete the transition to a SaaS delivery model and support the underlying programs that play a critical role in maintaining our high renewal rate.

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

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred, except for certain internal-use software development costs that are capitalized. We expect that our research and development expenses will continue to increase in absolute dollars as we further strengthen our technology platform and invest in the development of both existing and new products through the hiring of talented and capable employees.

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

Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of interest income, amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities, foreign exchange gains or losses, amortization of debt issuance costs and interest expense. Interest income represents interest received on our cash, cash equivalents, marketable securities, and deposits. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt issuance costs relate to the Notes we issued in May 2020 and September 2024. Interest expense consists of the contractual interest expenses associated with the Notes.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables are a summary of our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2025	2024
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$88,560	$33,985
Term license subscriptions	31,488	55,980
Maintenance and services	16,375	24,057
Total revenues	136,423	114,022
Cost of revenues	29,018	21,349
Gross profit	107,405	92,673
Operating expenses:
Research and development	54,210	47,827
Sales and marketing	72,763	71,227
General and administrative	24,198	21,252
Total operating expenses	151,171	140,306
Operating loss	(43,766)	(47,633)
Financial income, net	11,951	8,545
Loss before income taxes	(31,815)	(39,088)
Income taxes	(3,968)	(1,402)
Net loss	$(35,783)	$(40,490)

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	64.9%	29.8%
Term license subscriptions	23.1	49.1
Maintenance and services	12.0	21.1
Total revenues	100.0	100.0
Cost of revenues	21.3	18.7
Gross profit	78.7	81.3
Operating expenses:
Research and development	39.7	42.0
Sales and marketing	53.3	62.5
General and administrative	17.8	18.6
Total operating expenses	110.8	123.1
Operating loss	(32.1)	(41.8)
Financial income, net	8.8	7.5

Loss before income taxes	(23.3)	(34.3)
Income taxes	(2.9)	(1.2)
Net loss	(26.2)%	(35.5)%

Revenues

	Three Months Ended March 31,
	2025	2024	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$88,560	$33,985	160.6%
Term license subscriptions	31,488	55,980	(43.8)%
Maintenance and services	16,375	24,057	(31.9)%
Total revenues	$136,423	$114,022	19.6%

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	64.9%	29.8%
Term license subscriptions	23.1	49.1
Maintenance and services	12.0	21.1
Total revenues	100.0%	100.0%

For the three months ended March 31, 2025, our revenues increased 20% compared to the three months ended March 31, 2024 despite increased SaaS sales and existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 161% from $34.0 million for the three months ended March 31, 2024 to $88.6 million for the three months ended March 31, 2025, as we continue to progress through our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and upsells and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the coming years. ARR was $664.3 million and $560.3 million as of March 31, 2025 and 2024, respectively, representing an increase of 19%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn despite our renewal rate continuing to be over 90% for each of the three months ended March 31, 2025 and 2024. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2025	2024	% Change
	(unaudited) (in thousands)
Cost of revenues	$29,018	$21,349	35.9%

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenues)
Total gross margin	78.7%	81.3%

The increase in cost of revenues was primarily related to a $4.1 million increase in third-party hosting costs associated with our transition to a SaaS delivery model. The increase is also due to a $3.5 million increase in salaries, benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong renewal rates.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$54,210	$47,827	13.3%
Sales and marketing	72,763	71,227	2.2%
General and administrative	24,198	21,252	13.9%
Total operating expenses	$151,171	$140,306	7.7%

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenues)
Operating expenses:
Research and development	39.7%	42.0%
Sales and marketing	53.3	62.5
General and administrative	17.8	18.6
Total operating expenses	110.8%	123.1%

The increase in research and development expenses was primarily related to a $4.9 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisition, an increase of $0.7 million in facilities and allocated overhead costs and a $0.6 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $2.5 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model. This was partially offset by a $0.9 million decrease in salaries, benefits and stock-based compensation expense.

The increase in general and administrative expenses was primarily related to an increase of $1.2 million in salaries, benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business, a $0.6 million increase in acquisition-related costs associated with the business acquisition and a $0.4 million increase in facilities and allocated overhead costs.

Financial Income, Net

	Three Months Ended March 31,
	2025	2024	% Change
	(unaudited) (in thousands)
Financial income, net	$11,951	$8,545	39.9%

The increase in financial income, net was primarily due to higher interest income and foreign currency gains, partially offset by amortization of premiums on marketable securities and interest expense related to the 2029 convertible note.

Income Taxes

	Three Months Ended March 31,
	2025	2024	% Change
	(unaudited) (in thousands)
Income taxes	$(3,968)	$(1,402)	183.0%

Income taxes for the three months ended March 31, 2025, including the increase in income taxes, were comprised of foreign and U.S. income taxes.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2025	2024
	(unaudited) (in thousands)
Net cash provided by operating activities	$68,000	$56,723
Net cash used in investing activities	(25,017)	(111,966)
Net cash used in financing activities	(75,461)	(28,446)
Decrease in cash and cash equivalents	$(32,478)	$(83,689)

As of March 31, 2025, our cash and cash equivalents, short-term marketable securities and short-term deposits of $609.2 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of March 31, 2025, we held $591.7 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, non-cash operating lease costs, amortization of debt issuance costs, amortization of premium and accretion of discount on marketable securities and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenue, which primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy.

For the three months ended March 31, 2025, cash inflows from our operating activities were $68.0 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the three months ended March 31, 2025, cash inflows were $13.7 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $65.1 million decrease in accounts receivable. Our days sales outstanding (“DSO”) for the three months ended March 31, 2025 was 79. Other sources of cash inflows were from a $6.0 million increase in deferred revenues, a $2.0 million increase in trade payables and a $0.5 million increase in other long-term liabilities. This was partially offset by a $16.7 million decrease in accrued expenses and other short-term liabilities and a $2.5 million increase in prepaid expenses and other short-term assets (including deferred commissions).

For the three months ended March 31, 2024, cash inflows from our operating activities were $56.7 million. For the three months ended March 31, 2024, cash inflows were $4.7 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $68.7 million decrease in accounts receivable. Our DSO for the three months ended March 31, 2024 was 78. Other sources of cash inflows were from a $3.6 million increase in deferred revenues, a $2.2 million increase in trade payables and a $0.2 million increase in other long-term liabilities. This was partially offset by a $16.8 million decrease in accrued expenses and other short-term liabilities, a $5.7 million increase in prepaid expenses and other current assets (including deferred commissions) and a $0.1 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of acquisitions, capital expenditures to purchase property and equipment, including leasehold improvements, capitalized internal-use software, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

During the three months ended March 31, 2025, net cash used in investing activities of $25.0 million was primarily attributable to $18.6 million of cash paid for an acquisition, $2.3 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space, net investments of $2.1 million in deposits, net investments of $1.7 million in marketable securities and $0.3 for capitalized internal-use software expenditures.

During the three months ended March 31, 2024, net cash used in investing activities of $112.0 million was primarily attributable to net investments of $116.4 million in marketable securities and $0.3 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements. This was partially offset by net proceeds of $4.7 million in deposits.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities of $75.5 million was attributable to $61.3 in repurchases of common stock, $21.4 million in taxes paid related to net share settlement of equity awards partially offset by $7.2 million of proceeds from employee stock plans.

For the three months ended March 31, 2024, net cash used in financing activities of $28.4 million was attributable to $34.9 million in taxes paid related to net share settlement of equity awards, partially offset by $6.4 million of proceeds from employee stock plans.

Convertible Notes

On September 10, 2024, we issued $460.0 million aggregate principal amount of Notes (the "2029 Notes"). The net proceeds from the offering, after deducting issuance costs, were approximately $449.6 million. In connection with the issuance of the 2029 Notes, we used $55.5 million of the net proceeds to enter into Capped Call Transactions.

On May 11, 2020, we issued $253.0 million aggregate principal amount of Notes (the "2025 Notes" and together with the 2029 Notes, the "Notes"). The net proceeds from the offering, after deducting issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we used $29.3 million of the net proceeds to enter into Capped Call Transactions.

For further information regarding the Notes and Capped Call Transactions, refer to Note 6 of our condensed consolidated financial statements.

Share Repurchase Program

In February 2025, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of March 31, 2025, we have $38.7 million of capacity remaining under our Share Repurchase Program which will expire on February 10, 2026. The number of shares to be purchased and the timing of purchases will be based on our trading windows, available liquidity, and general business and market conditions.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2025 for the upcoming years were as follows:

	Payments Due by Period
	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Operating lease obligations	$9,766	$12,025	$12,059	$12,063	$8,063	$10,056	$64,032

We have obligations related to unrecognized tax benefit liabilities totaling $35.7 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $5.4 million due in the next 12 months and $21.0 million due thereafter, and an additional $25.9 million contractual minimum purchase commitment with another service provider through December 31, 2026, with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. We are currently evaluating the effect of adopting the ASU on our annual disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to the financial statements for certain categories of expenses that are included in the statements of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the effect of adopting the ASU on our disclosures.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended March 31, 2025 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

We use derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks, by hedging a portion of our forecasted revenues and expenses generally expected to occur within periods of up to 24 months. A majority of our revenues and operating expenses are transacted in U.S. dollars; however, certain revenues and operating expenses are incurred in or exposed to other currencies, specifically, Euro and Pound Sterling for revenues and the New Israeli Shekel, Euro and Pound Sterling for operating expenses. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged item. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes in the underlying hedged item which impacts financial income, net. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

As of March 31, 2025, we have cash and cash equivalents, short-term marketable securities and short-term deposits of $609.2 million and investments in long-term marketable securities of $591.7 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

Our cash and cash equivalents, marketable securities and short-term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our marketable securities. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Due to the liquid and short-term nature of our cash and cash equivalents, short-term marketable securities and short-term deposit instruments, we believe that we do not have any material exposure to changes in the fair value of these instruments as a result of changes in interest rates. Additionally, because we classify our marketable securities as available-for-sale securities, no gains or losses are recognized in the condensed consolidated statements of operations due to the changes in interest rates, unless securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. The effect of a hypothetical 100 basis point change in interest rates would not have a material impact on our condensed consolidated financial statements.

In May 2020 we issued the 2025 Notes and in September 2024 we issued the 2029 Notes, which have fixed annual interest rates at 1.25% and 1.00%, respectively, and therefore, we do not have economic interest rate exposure on the Notes.

However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized costs on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risk. You should carefully consider the following risks and all other information contained herein, including our condensed consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with political elections, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, including tariffs implemented around the world by the United States or other countries in April 2025, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. In recent years, the European economy experienced economic turmoil that caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been, and may in the future be, budgetary tightening and longer sales cycles in the region which may negatively impact our results of operations. In addition, the imposition of tariffs, such as those implemented by the United States or other countries in April 2025 may materially impact business performance for companies operating around the world and may cause budgetary tightening and longer sales cycles for companies in those impacted countries. The United States could also experience a sustained period of elevated inflation, which may put pressure on discretionary spending by our customers, and a lengthening of our sales cycle in the region, which could negatively impact our results.

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

We have incurred net losses in each year since our inception, including a net loss of $35.8 million for the three months ended March 31, 2025 and net losses of $95.8 million and $100.9 million in each of the years ended December 31, 2024 and 2023, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2024 and for the three months ended March 31, 2025, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the year ended December 31, 2024 and for the three months ended March 31, 2025, approximately 73% and 70% respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our trade receivables are subject to collection and credit risks. These agreements may include purchase commitments for multiple years of SaaS and term license subscriptions, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers and resellers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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

We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currencies. The weakening of the U.S. dollar against such currencies would cause the U.S. dollar equivalent of such expenses to increase which could have a negative impact on our reported results of operations and our ability to attract employees in such non-U.S. locations due to the actual increase in the compensation to be paid to such employees. We use forward foreign exchange contracts to hedge or mitigate the effect of changes in foreign exchange rates on our revenues and operating expenses denominated in certain foreign currencies. However, this strategy might not eliminate our exposure to foreign exchange rate fluctuations and involves costs and risks of its own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategy and potential accounting implications. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets and the difference between the exchange rates of the currencies being hedged.

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

While we extend our technological capabilities though innovation and strategic transactions, including our recently announced MDDR and cloud-based solutions, we cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to extend our technological expertise and develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

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

If we fail to anticipate market requirements or stay abreast of technological changes, we may be unable to successfully introduce new products, expand the functionality of our current products or convince our customers and potential customers of the value of our solutions in light of new technologies. In addition, it is possible that our product innovations, including our recently announced MDDR and cloud-based solutions, may not provide satisfactory results to our customers. Accordingly, our business, results of operations and financial condition could be materially and adversely affected.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their agreements or not buy additional products in the future, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2024 and for the three months ended March 31, 2025 continued to be over 90%.

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

As of March 31, 2025, we have 90 issued patents in the United States and 38 pending U.S. patent applications. We also have 79 patents issued and 39 applications pending for examination in non-U.S. jurisdictions, and 20 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize R&E expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. As of the first quarter of 2025, we have accounted for an estimate of the effects of the R&E capitalization, based on interpretation of the law as currently enacted. To the extent that this provision is not modified or repealed, and once our available NOLs or tax credits are fully utilized, we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020, we issued $253.0 million aggregate principal amount of Notes and in September 2024, we issued $460.0 million aggregate principal amount of Notes, respectively. As of March 31, 2025, we have approximately $711.5 million outstanding aggregate principal amount of the Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In connection with the issuance of the Notes, we entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the Capped Call Transactions.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of March 31, 2025, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of March 31, 2025, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of March 31, 2025, we have options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.0 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

In February 2025, our board of directors authorized a share repurchase program of up to $100.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program will expire on February 10, 2026. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

The following table summarizes the share repurchase activity during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
February 1 - February 28	700	$43.13	700	69,815
March 1 - March 31	777	$40.02	777	38,736

(1) Average price paid per share includes costs associated with the repurchases.

Item 5.	Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

May 7, 2025	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

May 7, 2025	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

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