Form 10-Q
period 2025-06-30
VARONIS SYSTEMS INC
filed 2025-07-30
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 25, 2025, there were 112,047,109 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$199,231	$185,585
Marketable securities	571,630	343,383
Short-term deposits	36,587	39,450
Trade receivables (net of allowances of $2,014 and $2,518 at June 30, 2025 and December 31, 2024, respectively)	149,703	192,832
Prepaid expenses and other short-term assets	111,212	116,824
Total current assets	1,068,363	878,074

Long-term assets:
Long-term marketable securities	364,203	658,896
Operating lease right-of-use assets	41,743	45,593
Property and equipment, net	33,088	30,795
Intangible assets, net	5,844	—
Goodwill	39,750	23,135
Other assets	62,021	27,782
Total long-term assets	546,649	786,201
Total assets	$1,615,012	$1,664,275

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$7,115	$4,313
Accrued expenses and other short-term liabilities	190,344	164,930
Convertible senior notes, net	251,148	250,529
Deferred revenues	322,791	290,113
Total current liabilities	771,398	709,885

Long-term liabilities:
Convertible senior notes, net	451,247	450,243
Operating lease liabilities	39,865	42,789
Deferred revenues	108	2,211
Other liabilities	10,895	3,491
Total long-term liabilities	502,115	498,734

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2025 and December 31, 2024; Issued and outstanding: 112,047,109 shares at June 30, 2025 and 112,550,156 shares at December 31, 2024	112	113
Accumulated other comprehensive income	14,497	2,676
Additional paid-in capital	1,138,652	1,193,022
Accumulated deficit	(811,762)	(740,155)
Total stockholders’ equity	341,499	455,656
Total liabilities and stockholders’ equity	$1,615,012	$1,664,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
SaaS	$105,895	$44,785	$194,455	$78,770
Term license subscriptions	32,374	62,729	63,862	118,709
Maintenance and services	13,894	22,832	30,269	46,889
Total revenues	152,163	130,346	288,586	244,368

Cost of revenues	31,249	22,436	60,267	43,785

Gross profit	120,914	107,910	228,319	200,583

Operating expenses:
Research and development	56,247	44,933	110,457	92,760
Sales and marketing	76,578	70,041	149,341	141,268
General and administrative	24,641	21,762	48,839	43,014
Total operating expenses	157,466	136,736	308,637	277,042

Operating loss	(36,552)	(28,826)	(80,318)	(76,459)
Financial income, net	4,967	8,249	16,918	16,794

Loss before income taxes	(31,585)	(20,577)	(63,400)	(59,665)
Income taxes	(4,239)	(3,371)	(8,207)	(4,773)

Net loss	$(35,824)	$(23,948)	$(71,607)	$(64,438)

Net loss per share of common stock, basic and diluted	$(0.32)	$(0.21)	$(0.64)	$(0.58)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	112,054,715	111,885,305	112,347,961	110,934,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(35,824)	$(23,948)	$(71,607)	$(64,438)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	46	(548)	2,477	(2,800)
Loss on marketable securities reclassified into earnings, net of tax	(123)	(11)	(161)	(12)
	(77)	(559)	2,316	(2,812)

Unrealized income on derivative instruments, net of tax	17,073	2,184	11,504	7,224
Loss on derivative instruments reclassified into earnings, net of tax	(1,337)	(3,145)	(1,999)	(6,388)
	15,736	(961)	9,505	836
Total other comprehensive income (loss)	15,659	(1,520)	11,821	(1,976)

Comprehensive loss	$(20,165)	$(25,468)	$(59,786)	$(66,414)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2023	109,103,721	$109	$1,142,578	$(8,649)	$(644,390)	$489,648
Stock-based compensation expense	—	—	32,093	—	—	32,093
Common stock issued under employee stock plans	2,485,389	3	6,411	—	—	6,414
Taxes related to net share settlement of equity awards	—	—	(34,860)	—	—	(34,860)
Unrealized income on derivative instruments, net of tax	—	—	—	1,797	—	1,797
Unrealized loss on available for sale securities, net of tax	—	—	—	(2,253)	—	(2,253)
Net loss	—	—	—	—	(40,490)	(40,490)
Balance as of March 31, 2024	111,589,110	$112	$1,146,222	$(9,105)	$(684,880)	$452,349
Stock-based compensation expense	—	—	30,089	—	—	30,089
Common stock issued under employee stock plans	590,312	—	3,378	—	—	3,378
Taxes related to net share settlement of equity awards	—	—	(1,748)	—	—	(1,748)
Unrealized loss on derivative instruments, net of tax	—	—	—	(961)	—	(961)
Unrealized loss on available for sale securities, net of tax	—	—	—	(559)	—	(559)
Common stock issued for debt conversion	195	—	6	—	—	6
Net loss	—	—	—	—	(23,948)	(23,948)
Balance as of June 30, 2024	112,179,617	$112	$1,177,947	$(10,625)	$(708,828)	$458,606

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2024	112,550,156	$113	$1,193,022	$2,676	$(740,155)	$455,656
Stock-based compensation expense	—	—	32,255	—	—	32,255
Common stock issued under employee stock plans	1,808,876	2	7,161	—	—	7,163
Taxes related to net share settlement of equity awards	—	—	(26,447)	—	—	(26,447)
Repurchase of common stock	(1,476,456)	(2)	(61,262)	—	—	(61,264)
Unrealized loss on derivative instruments, net of tax	—	—	—	(6,231)	—	(6,231)
Unrealized income on available for sale securities, net of tax	—	—	—	2,393	—	2,393
Common stock issued for debt conversion	32	—	1	—	—	1
Net loss	—	—	—	—	(35,783)	(35,783)
Balance as of March 31, 2025	112,882,608	$113	$1,144,730	$(1,162)	$(775,938)	$367,743
Stock-based compensation expense	—	—	33,859	—	—	33,859

Common stock issued under employee stock plans	163,501	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,352)	—	—	(1,352)
Repurchase of common stock	(1,003,885)	(1)	(38,735)	—	—	(38,736)
Unrealized income on derivative instruments, net of tax	—	—	—	15,736	—	15,736
Unrealized loss on available for sale securities, net of tax	—	—	—	(77)	—	(77)
Common stock issued for debt conversion	4,885	—	150	—	—	150
Net loss	—	—	—	—	(35,824)	(35,824)
Balance as of June 30, 2025	112,047,109	$112	$1,138,652	$14,497	$(811,762)	$341,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,607)	$(64,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,988	5,767
Stock-based compensation	66,114	62,182
Amortization of deferred commissions	25,141	23,619
Non-cash operating lease costs	4,952	4,722
Amortization of debt issuance costs	1,774	768
Amortization of premium and accretion of discount on marketable securities, net	414	(7,611)

Changes in assets and liabilities:
Trade receivables	39,004	46,704
Prepaid expenses and other short-term assets	1,427	(3,399)
Deferred commissions	(35,592)	(24,418)
Other long-term assets	(1,120)	(58)
Trade payables	2,802	1,860
Accrued expenses and other short-term liabilities	15,953	(4,374)
Deferred revenues	34,070	26,995
Other long-term liabilities	1,029	128
Net cash provided by operating activities	89,349	68,447

Cash flows from investing activities:
Proceeds from maturities of marketable securities	126,000	45,101
Investment in marketable securities	(57,654)	(166,099)
Proceeds from short-term and long-term deposits	99,750	14,338
Investment in short-term and long-term deposits	(96,388)	(9,192)
Acquisition, net of cash acquired	(18,584)	—
Purchases of property and equipment	(5,716)	(1,116)
Capitalized internal-use software	(975)	—
Other investing activities	(1,500)	—
Net cash provided by (used in) investing activities	44,933	(116,968)

Cash flows from financing activities:
Proceeds from employee stock plans	7,163	9,792
Taxes paid related to net share settlement of equity awards	(27,799)	(36,608)
Repurchase of common stock	(100,000)	—
Net cash used in financing activities	(120,636)	(26,816)
Increase (decrease) in cash and cash equivalents	13,646	(75,337)
Cash and cash equivalents at beginning of period	185,585	230,740
Cash and cash equivalents at end of period	$199,231	$155,403

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$5,266	$5,739
Cash paid for interest	$3,945	$1,602
Supplemental disclosure of non-cash activities:
Liability related to acquisition holdback	$3,502	$—
Lease liabilities arising from obtaining right-of-use assets	$702	$285
Common stock issued for debt conversion	$151	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has thirteen wholly-owned subsidiaries.

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

The Company recognizes revenues from maintenance agreements ratably over the term of the underlying maintenance contract, as these services have a consistent continuous pattern of transfer to a customer during the contract period, which is usually one year. Revenues from professional services are recognized when the services are provided or once the service term has expired.

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. SaaS, term license subscriptions and maintenance and services are generally distinct since the customer can benefit from the products and services either on its own or together with other resources that are readily available and the promise to transfer these products and services is separately identifiable from other promises in the contract. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract. For software licenses and maintenance included in term license subscriptions, the Company determines the standalone selling prices based on the price at which it separately sells a renewal contract. For professional services, the Company determines the standalone selling prices based on the price at which it separately sells those services.

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit losses.

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs its obligations under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $193,413 for the six months ended June 30, 2025.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $870,891 as of June 30, 2025, of which it expects to recognize approximately 53% as revenue over the next 12 months and the remainder thereafter.

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

The Company’s primary objective for holding derivative instruments is to reduce its exposure to foreign currency rate changes. The Company reduces its exposure by entering into forward foreign exchange contracts with respect to revenues and operating expenses that are forecasted to be incurred in currencies other than the U.S. dollar. A majority of the Company’s revenues and operating expenses are transacted in U.S. dollars; however, certain revenues and operating expenses are incurred in or exposed to other currencies, specifically, the Euro and Pound Sterling for revenues and the New Israeli Shekel, Euro and Pound Sterling for operating expenses.

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

Derivative instruments measured at fair value and their classification in the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of June 30, 2025 (unaudited)		Assets (liabilities) as of December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$187,433	$14,470	$131,363	$773
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$—	$—	$56,256	$(2,902)
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$218,274	$12,821	$96,950	$3,083
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$—	$—	$142,051	$7,326
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$133,543	$(5,720)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other liabilities	$259,860	$(6,375)	$—	$—

The unaudited condensed consolidated statements of operations reflect a net loss of $1,337 and $1,999 for the three and six months ended June 30, 2025, respectively, and a net loss of $3,145 and $6,388 for the three and six months ended June 30, 2024, respectively, related to the cash flow hedges.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended June 30, 2025, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

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

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of June 30, 2025, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

In addition, the Company is subject to the regular examinations of its income tax returns by different tax authorities. The Company regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of U.S. research and development expenses and certain capital expenditures, as well as changes to the U.S. taxation of profits derived from foreign operations. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As the OBBBA was signed into law after June 30, 2025, the financial impact is not included in the Company's operating results for the three and six months ended June 30, 2025. The Company is currently assessing the impact the OBBBA will have on its condensed consolidated financial statements.

g.	Cash, Cash Equivalents, Marketable Securities and Short-Term Investments:

The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments—Debt Securities” and ASC No. 326, “Financial Instruments—Credit Losses.” The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and other securities.

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

	As of June 30, 2025
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$120,316	$—	$—	$120,316
Total	$120,316	$—	$—	$120,316

Marketable securities
US Treasury securities	$571,708	$324	$(402)	$571,630
Total	$571,708	$324	$(402)	$571,630

Short-term deposits
Term bank deposits	$36,587	$—	$—	$36,587
Total	$36,587	$—	$—	$36,587

Long-term marketable securities
US Treasury securities	$364,237	$671	$(705)	$364,203
Total	$364,237	$671	$(705)	$364,203

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$133,113	$—	$—	$133,113
Total	$133,113	$—	$—	$133,113

Marketable securities
US Treasury securities	$342,751	$632	$—	$343,383
Total	$342,751	$632	$—	$343,383

Short-term deposits
Term bank deposits	$39,450	$—	$—	$39,450
Total	$39,450	$—	$—	$39,450

Long-term marketable securities
US Treasury securities	$661,955	$104	$(3,163)	$658,896
Total	$661,955	$104	$(3,163)	$658,896

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of June 30, 2025 and December 31, 2024.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

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

The Company capitalizes certain development costs incurred in connection with its internal-use software in accordance with ASC No. 350-40, "Intangibles-Goodwill and Other-Internal Use Software." These capitalized costs are related to the Company's SaaS platform. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once internal-use software has reached the development stage, direct internal and external costs are capitalized until the internal-use software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in the condensed consolidated balance sheets. Management tests these assets for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. As of June 30, 2025, these assets were in the development stage, as such, no amortization has been recorded in the condensed consolidated statements of operations related to these assets and there were no indications of impairment.

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

The Company’s trade receivables are geographically diversified and derived primarily from sales to a network of distributors and value-added resellers (VARs) mainly in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its channel partners and establishes an allowance for credit losses based upon a review of all significant outstanding invoices, historical collection experience, customer creditworthiness, current, and future economic and market conditions. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

l.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the shares related to the conversion of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and due August 2025 in an aggregate principal amount of $253,000 (the "2025 Notes") and the 1.00% Convertible Senior Notes issued by the Company on September 10, 2024 and due September 2029 in an aggregate principal amount of $460,000 (the "2029 Notes" and, together with the 2025 Notes, the "Notes"), as well as the associated capped call transactions described in Note 6, to the extent dilutive.

Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,102,463 and 7,807,411 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the periods ending June 30, 2025 and 2024, respectively. Additionally, 14,966,942 and 8,239,049 shares underlying the conversion option of the Notes, as well as the underlying shares associated with the capped call transactions, were not considered in the calculation of diluted net loss per share as the combined effect would be anti-dilutive for the periods ending June 30, 2025 and 2024, respectively.

m.	Contractual Purchase Obligations:

The Company has a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $2,043 due in the next 12 months and $21,000 due thereafter, and an additional contractual minimum purchase commitment with another service provider through May 31, 2031 totaling $46,700 due in the next 12 months and $377,620 due thereafter, with no specified annual commitments.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands):

	As of June 30, 2025
	(unaudited)				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$120,316	$—	$—	$120,316	$133,113	$—	$—	$133,113
Marketable securities:
US Treasury securities	—	571,630	—	571,630	—	343,383	—	343,383
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	14,470	—	14,470	—	8,099	—	8,099
Long-term marketable securities:
US Treasury securities	—	364,203	—	364,203	—	658,896	—	658,896
Long-term other assets:
Forward foreign exchange contracts	—	12,821	—	12,821	—	3,083	—	3,083
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(5,720)	—	(5,720)	—	(2,902)	—	(2,902)
Long-term other liabilities:
Forward foreign exchange contracts	—	(6,375)	—	(6,375)	—	—	—	—
Total financial assets (liabilities), net	$120,316	$951,029	$—	$1,071,345	$133,113	$1,010,559	$—	$1,143,672

See Note 4 for the estimated fair value of acquired net tangible and intangible assets and Note 6 for the carrying amount and estimated fair value of the Company's 2025 Notes and 2029 Notes, as of June 30, 2025. Marketable securities and derivative instruments are classified within Level 2, as these assets are valued using alternative pricing sources utilizing market observable inputs.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2032. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

June 30, 2025
(unaudited)
Operating lease right-of-use assets	$41,743

Operating lease liabilities, current	$11,397
Operating lease liabilities, long-term	39,865
Total operating lease liabilities	$51,262

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of June 30, 2025, are as follows (in thousands):

June 30, 2025
(unaudited)
2025	$7,380
2026	11,619
2027	10,678
2028	10,625
2029	6,144
Thereafter	8,068
Total undiscounted lease payments	$54,514

Less: Imputed interest	$(3,252)
Present value of lease liabilities	$51,262

As of June 30, 2025, the Company has additional operating leases that have not yet commenced of $12,293. These operating leases are expected to commence in 2025 and 2026, with lease terms ranging from approximately three to five years.

The weighted average remaining lease term and discount rate for all operating leases were as follows, as of June 30, 2025:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	4.91

Weighted average discount rate	2.83%

Total operating lease cost for the three and six months ended June 30, 2025 was $2,586 and $5,115, respectively, inclusive of sublease income of $489 and $727, respectively. Total operating lease cost for the three and six months ended June 30, 2024 was $2,315 and $4,901, respectively, inclusive of sublease income of $381 and $811, respectively.

NOTE 4:    BUSINESS COMBINATIONS

On March 17, 2025, the Company completed the acquisition of the share capital of Cyral, Inc. ("Cyral"), a provider of database activity monitoring (DAM) software that uses agentless and stateless interception technology, which will be combined with the Company's database security capabilities. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $25,486 in cash and comprised of the fair value of total consideration transferred ("Purchase Price") and an aggregate conditional consideration to be paid, subject to employee retention. From the purchase price, $3,502 was held back for potential indemnification claims. The conditional consideration will be recorded as research and development compensation expense in the condensed consolidated statements of operations.

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

The fair value of the developed technology intangible asset of $6,000 was estimated using the multi-period excess earnings method, which utilizes assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and the technology obsolescence curve. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is deductible for income tax purposes. The allocation of the purchase price for the acquisition is not finalized as of June 30, 2025, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. Acquisition-related costs of $627 are included in general and administrative expenses in the condensed consolidated statements of operations.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 is due to the Cyral acquisition. For additional information regarding the acquisition, see Note 4.

The following table reflects goodwill activity for the six months ended June 30, 2025 (in thousands):

Amount (unaudited)
Balance at December 31, 2024	$23,135
Goodwill acquired	16,615
Balance at June 30, 2025	$39,750

Intangible Assets

Total cost and amortization of intangible assets is comprised of the following (in thousands, except useful life):

	Estimated Useful Life	June 30, 2025
Intangible assets, net	(in years)	(unaudited)
Developed technology & non-compete	9	$6,040
Total intangible assets		6,040
Less: Accumulated amortization		(196)
Total intangible assets, net		$5,844

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $170 and $196 for the three and six months ended June 30, 2025, respectively, and $381 and $762 for the three and six months ended June 30, 2024, respectively.

The following table summarizes estimated future amortization expense of the Company's intangible assets as of June 30, 2025 (in thousands):

Amount
Years ending December 31,	(unaudited)
2025	$340
2026	680
2027	680
2028	669
2029	667
Thereafter	2,808
Total future amortization expense	$5,844

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

On February 14, 2025, the Company provided notice to the Trustee, the Conversion Agent, and the Holders of the 2025 Notes that the Company elected to change the “Default Settlement Method” (as defined in the 2025 Indenture) for conversions of the 2025 Notes to be settled by delivery of shares of the Company’s common stock. A holder may convert all or any portion of its 2025 Notes at any time. During the six months ended June 30, 2025, the Company received and settled conversion notices from holders of $151. As of June 30, 2025, the 2025 Notes mature in less than one year, as such, the 2025 Notes were classified as short-term in the Company's condensed consolidated balance sheets.

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

In addition, on or after March 15, 2029, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of June 30, 2025, the 2029 Notes were classified as long-term in the Company's condensed consolidated balance sheets.

Effective September 20, 2027, the Company may redeem the 2029 Notes for cash, at its option, subject to the terms and conditions provided in the 2029 Indenture.

The net carrying amount of the Notes were as follows (in thousands):

	June 30, 2025			December 31, 2024
	(unaudited)
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
Principal	$251,343	$460,000	$711,343	$251,494	$460,000	$711,494
Unamortized issuance costs	(195)	(8,753)	(8,948)	(965)	(9,757)	(10,722)
Net carrying amount	$251,148	$451,247	$702,395	$250,529	$450,243	$700,772

The effective interest rate for the three and six months ended June 30, 2025 was 1.86% and 1.46% for the 2025 and 2029 Notes, respectively. The interest expense recognized related to the Notes for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$786	$1,150	$1,936	$790	$—	$790
Amortization of debt issuance costs	386	501	887	385	—	385
Total	$1,172	$1,651	$2,823	$1,175	$—	$1,175

	Six Months Ended June 30,
	2025			2024
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$1,572	$2,300	$3,872	$1,581	$—	$1,581
Amortization of debt issuance costs	770	1,004	1,774	768	—	768
Total	$2,342	$3,304	$5,646	$2,349	$—	$2,349

As of June 30, 2025, the total estimated fair value of the 2025 and 2029 Notes were approximately $416,550 and $467,155, respectively. As of December 31, 2024, the total estimated fair value of the 2025 and 2029 Notes were approximately $374,412 and $431,851, respectively. The fair values were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair values of the Notes are primarily affected by the trading price of the Company's common stock and market interest rates. The fair values of the Notes are considered Level 2 within the fair value hierarchy and were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data.

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

On April 20, 2023, the Company’s board of directors adopted the Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), subject to approval by the Company's stockholders. On June 5, 2023, the Company’s stockholders approved the 2023 Plan which became effective and replaced the 2013 Plan. The Company initially reserved 5,500,000 shares of common stock for issuance under the 2023 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. Since June 5, 2023, the Company’s stockholders have approved an additional 6,280,000 shares under the 2023 Plan, including the Company's stockholders approval that occurred on June 5, 2025 for an additional 1,880,000 shares.

b.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2025 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance as of January 1, 2025	7,642,492	$38.60
Granted	3,252,626	$44.02
Vested	(2,422,415)	$41.19
Forfeited	(373,180)	$42.09
Unvested balance as of June 30, 2025	8,099,523	$39.84

As of June 30, 2025, there was $256,191 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.380 years.

c.	Employee Stock Purchase Plans:

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The 2015 ESPP became effective as of June 30, 2015. The Company initially reserved 1,500,000 shares of common stock for issuance under the 2015 ESPP. The number of shares available for issuance under the 2015 ESPP was increased on January 1, 2016 and has been increased each January 1 thereafter. Since January 1, 2016, the share reserve under the 2015 ESPP has been automatically increased by an aggregate of 4,321,921 shares. There will be no further offering periods under the 2015 ESPP.

On June 5, 2025, the Company’s stockholders approved the Varonis Systems, Inc. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, together with the 2015 ESPP, "the ESPP plans"), which the Company’s board of directors adopted on April 17, 2025. The Company initially reserved 8,000,000 shares of common stock for issuance under the 2025 ESPP. The 2025 ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder, or (ii) June 5, 2035; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the 2025 ESPP at any time.

The ESPP plans allow eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations.

d.	Stock-based compensation expense:

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Cost of revenues	$1,475	$1,298	$2,979	$2,660
Research and development	10,885	8,856	21,461	20,615
Sales and marketing	10,652	10,655	21,128	21,125
General and administrative	10,847	9,280	20,546	17,782
Total	$33,859	$30,089	$66,114	$62,182

e.	Share Repurchase Program:

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

The Company has repurchased and subsequently retired 2,480,341 shares under its Share Repurchase Program, for a total of $100,000. As of June 30, 2025, the Company completed its Share Repurchase Program.

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Total revenues	$152,163	$130,346	$288,586	$244,368

Less:
Stock based compensation	33,859	30,089	66,114	62,182
Other segment items (*)	154,128	124,205	294,079	246,624
Net loss	$(35,824)	$(23,948)	$(71,607)	$(64,438)

(*) Other segment expense items included within net loss include payroll, financial income, net (inclusive of interest income of $12,354 and $25,399 for the three and six months ended June 30, 2025, respectively and $9,350 and $18,502 for the three and six months ended June 30, 2024, respectively, and interest expense of $1,939 and $3,877 for the three and six months ended June 30, 2025, respectively, and $791 and $1,582 for the three and six months ended June 30, 2024, respectively), marketing activities, overhead and depreciation ($2,400 and $4,792 for the three and six months ended June 30, 2025, respectively, and $2,477 and $5,005 for the three and six months ended June 30, 2024, respectively), travel and entertainment, income taxes, information technology and communication, department activities, amortization of acquired intangibles and other miscellaneous expenses. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues based on customer’s location:
United States	$108,656	$91,957	$201,942	$172,787
EMEA (*)	31,755	29,070	61,294	53,223
Rest of the World	11,752	9,319	25,350	18,358
Total revenues	$152,163	$130,346	$288,586	$244,368

(*) Revenues to customers in France accounted for 10.1% of total revenues for the three months ended June 30, 2024.

During the three and six months ended June 30, 2025 and 2024, respectively, there were no revenues to a single customer exceeding 10% of the Company's total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Long-lived assets by geographic region:
Israel	$32,658	$32,026
United States	30,880	31,725
Ireland	10,306	11,326
Other	987	1,311
	$74,831	$76,388

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, education and construction and engineering sectors. We believe our existing customer base serves as a strong source of future incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting larger organizations who can make sizable purchases with us initially and over time. We are also focused on maintaining a high renewal rate by investing in the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for most mission critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. Our renewal rate continued to be over 90% for the six months ended June 30, 2025.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the three and six months ended June 30, 2025, approximately 71% and 70% of our revenues were derived from the United States, respectively, while approximately 21% of our revenues were derived from EMEA and approximately 8% and 9% from ROW, respectively. Additionally, despite the revenue recognition variations from the accounting treatment associated with the positive trend of our increase in SaaS sales and existing customer conversions to SaaS, total revenues still grew approximately 18% for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including, some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three and six months ended June 30, 2025, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with the increase in SaaS sales and existing customer conversions to SaaS. For the three months ended June 30, 2025 and 2024, SaaS revenues were $105.9 million and $44.8 million, respectively. For the six months ended June 30, 2025 and 2024, SaaS revenues were $194.5 million and $78.8 million, respectively. For the three months ended June 30, 2025 and 2024, our total revenues were $152.2 million and $130.3 million, respectively. For the six months ended June 30, 2025 and 2024, our total revenues were $288.6 million and $244.4 million, respectively. For the three months ended June 30, 2025 and 2024, we have operating losses of $36.6 million and $28.8 million and net losses of $35.8 million and $23.9 million, respectively. For the six months ended June 30, 2025 and 2024, we have operating losses of $80.3 million and $76.5 million and net losses of $71.6 million and $64.4 million, respectively.

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

As of June 30, 2025 and 2024, ARR was $693.2 million and $584.2 million, respectively, an increase of 19% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

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

As of June 30, 2025, SaaS as a percentage of total ARR was approximately 69% and we expect this percentage to continue to increase throughout the transition to a SaaS delivery model.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $870.9 million as of June 30, 2025. We expect RPO to increase in absolute dollars as we continue to transition to a SaaS delivery model.

Components of Operating Results

Revenues

SaaS Revenues. SaaS revenues relate to the Varonis Data Security Platform delivered as a SaaS model. Over the last three years, the Company began to offer SaaS-delivered solutions and strategically enhanced its platform to safeguard customers' most mission-critical assets, including cloud environments, SaaS applications and on-premises data. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. Our SaaS solutions are the primary driver of our revenues and we expect SaaS revenues to continue to grow considerably. Conversions from a license sold on-premises to our SaaS offering during the original subscription period are accounted for on a prospective basis.

Term License Subscription Revenues. Term license subscription revenues relate to subscription license revenues which are sold on-premises and are recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with a term license subscription is recognized ratably over the term of the agreement.

Maintenance and Services Revenues. Maintenance and services revenues consist of revenues from maintenance agreements of past perpetual license sales and, to a lesser extent, professional services. Customers with maintenance agreements are entitled to receive support and unspecified upgrades and enhancements when and if they become available. We recognize the revenues associated with maintenance ratably over the associated contract period. We recognize the revenues associated with professional services as those services are delivered or once the service term has expired. Professional services have always been and we expect it to continue to be a small percentage of our total revenues.

Our renewal rate for each of the six months ended June 30, 2025 and 2024 continued to be over 90%. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. The transition to a SaaS delivery model, combined with the timing of renewals and renewal rates, may result in significant variation in the revenues we recognize in a given period. We expect term license subscription revenues and perpetual license revenues, including the associated maintenance and support related to perpetual licenses, to continue to decline in the future, despite the strong renewal rates due to the transition to a SaaS delivery model.

The following table sets forth the percentage of our revenues that have been derived from SaaS, term license subscriptions and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	69.6%	34.4%	67.4%	32.2%
Term license subscriptions	21.3	48.1	22.1	48.6
Maintenance and services	9.1	17.5	10.5	19.2
Total revenues	100.0%	100.0%	100.0%	100.0%

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

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of U.S. research and development expenses and certain capital expenditures, as well as changes to the U.S. taxation of profits derived from foreign operations. As the OBBBA was signed into law after June 30, 2025, the financial impact is not included in our operating results for the three and six months ended June 30, 2025. We are currently assessing the impact the OBBBA will have on our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following tables are a summary of our condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$105,895	$44,785
Term license subscriptions	32,374	62,729
Maintenance and services	13,894	22,832
Total revenues	152,163	130,346
Cost of revenues	31,249	22,436
Gross profit	120,914	107,910
Operating expenses:
Research and development	56,247	44,933
Sales and marketing	76,578	70,041
General and administrative	24,641	21,762
Total operating expenses	157,466	136,736
Operating loss	(36,552)	(28,826)
Financial income, net	4,967	8,249
Loss before income taxes	(31,585)	(20,577)
Income taxes	(4,239)	(3,371)
Net loss	$(35,824)	$(23,948)

	Three Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	69.6%	34.4%
Term license subscriptions	21.3	48.1
Maintenance and services	9.1	17.5
Total revenues	100.0	100.0
Cost of revenues	20.5	17.2
Gross profit	79.5	82.8
Operating expenses:
Research and development	37.0	34.5
Sales and marketing	50.3	53.7
General and administrative	16.2	16.7
Total operating expenses	103.5	104.9
Operating loss	(24.0)	(22.1)
Financial income, net	3.3	6.3

Loss before income taxes	(20.7)	(15.8)
Income taxes	(2.8)	(2.6)
Net loss	(23.5)%	(18.4)%

Revenues

	Three Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$105,895	$44,785	136.5%
Term license subscriptions	32,374	62,729	(48.4)%
Maintenance and services	13,894	22,832	(39.1)%
Total revenues	$152,163	$130,346	16.7%

	Three Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	69.6%	34.4%
Term license subscriptions	21.3	48.1
Maintenance and services	9.1	17.5
Total revenues	100.0%	100.0%

For the three months ended June 30, 2025, our revenues increased 17% compared to the three months ended June 30, 2024 despite increased SaaS sales and existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 137% from $44.8 million for the three months ended June 30, 2024 to $105.9 million for the three months ended June 30, 2025, as we continue to progress through our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and upsells and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the near future. ARR was $693.2 million and $584.2 million as of June 30, 2025 and 2024, respectively, representing an increase of 19%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn, despite our renewal rate continuing to be over 90% for each of the three months ended June 30, 2025 and 2024. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Cost of revenues	$31,249	$22,436	39.3%

	Three Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Total gross margin	79.5%	82.8%

The increase in cost of revenues was primarily related to a $4.8 million increase in third-party hosting costs associated with our transition to a SaaS delivery model. The increase was also due to a $3.2 million increase in salaries, benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong renewal rates.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$56,247	$44,933	25.2%
Sales and marketing	76,578	70,041	9.3%
General and administrative	24,641	21,762	13.2%
Total operating expenses	$157,466	$136,736	15.2%

	Three Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Operating expenses:
Research and development	37.0%	34.5%
Sales and marketing	50.3	53.7
General and administrative	16.2	16.7
Total operating expenses	103.5%	104.9%

The increase in research and development expenses was primarily related to a $8.6 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount, an increase of $1.5 million in facilities and allocated overhead costs and a $1.2 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to a $4.4 million increase in salaries, benefits and stock-based compensation expense and a $1.3 million increase in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in general and administrative expenses was primarily related to an increase of $2.4 million in salaries, benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Three Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Financial income, net	$4,967	$8,249	(39.8)%

The decrease in financial income, net was primarily due to higher foreign currency loss, amortization of premiums on marketable securities and interest and issuance cost amortization expense related to the 2029 convertible note, partially offset by higher interest income.

Income Taxes

	Three Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Income taxes	$(4,239)	$(3,371)	25.7%

Income taxes for the three months ended June 30, 2025, including the increase in income taxes, were comprised of foreign and U.S. income taxes.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following tables are a summary of our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$194,455	$78,770
Term license subscriptions	63,862	118,709
Maintenance and services	30,269	46,889
Total revenues	288,586	244,368
Cost of revenues	60,267	43,785
Gross profit	228,319	200,583
Operating expenses:
Research and development	110,457	92,760
Sales and marketing	149,341	141,268
General and administrative	48,839	43,014
Total operating expenses	308,637	277,042
Operating loss	(80,318)	(76,459)
Financial income, net	16,918	16,794
Loss before income taxes	(63,400)	(59,665)
Income taxes	(8,207)	(4,773)
Net loss	$(71,607)	$(64,438)

	Six Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	67.4%	32.2%
Term license subscriptions	22.1	48.6
Maintenance and services	10.5	19.2
Total revenues	100.0	100.0
Cost of revenues	20.9	17.9
Gross profit	79.1	82.1
Operating expenses:
Research and development	38.3	38.0
Sales and marketing	51.7	57.8
General and administrative	16.9	17.6
Total operating expenses	106.9	113.4
Operating loss	(27.8)	(31.3)
Financial income, net	5.8	6.9
Loss before income taxes	(22.0)	(24.4)
Income taxes	(2.8)	(2.0)
Net loss	(24.8)%	(26.4)%

Revenues

	Six Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$194,455	$78,770	146.9%
Term license subscriptions	63,862	118,709	(46.2)%
Maintenance and services	30,269	46,889	(35.4)%
Total revenues	$288,586	$244,368	18.1%

	Six Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	67.4%	32.2%
Term license subscriptions	22.1	48.6
Maintenance and services	10.5	19.2
Total revenues	100.0%	100.0%

For the six months ended June 30, 2025, our revenues increased 18% compared to the six months ended June 30, 2024 despite increased SaaS sales and existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 147% from $78.8 million for the six months ended June 30, 2024 to $194.5 million for the six months ended June 30, 2025, as we continue to progress through our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and upsells and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the near future. ARR was $693.2 million and $584.2 million as of June 30, 2025 and 2024, respectively, representing an increase of 19%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn, despite our renewal rate continuing to be over 90% for each of the six months ended June 30, 2025 and 2024. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Cost of revenues	$60,267	$43,785	37.6%

	Six Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Total gross margin	79.1%	82.1%

The increase in cost of revenues was primarily related to an increase of $8.9 million in third-party hosting costs associated with our transition to a SaaS delivery model. The increase was also due to a $6.7 million increase in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the transition to a SaaS delivery model, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong renewal rates.

Operating Expenses

	Six Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$110,457	$92,760	19.1%
Sales and marketing	149,341	141,268	5.7%
General and administrative	48,839	43,014	13.5%
Total operating expenses	$308,637	$277,042	11.4%

	Six Months Ended June 30,
	2025	2024
	(as a percentage of total revenues)
Operating expenses:
Research and development	38.3%	38.0%
Sales and marketing	51.7%	57.8%
General and administrative	16.9%	17.6%
Total operating expenses	106.9%	113.4%

The increase in research and development expenses was primarily related to a $13.5 million increase in salaries and benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to a business acquisition, an increase of $2.2 million in facilities and allocated overhead costs and a $1.8 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $3.8 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model and a $3.6 million increase in salaries, benefits and stock-based compensation expense.

The increase in general and administrative expenses was primarily related to an increase of $3.6 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business, a $1.3 million increase in consulting and services fees and a $0.6 million increase in acquisition-related costs associated with a business acquisition.

Financial Income, Net

	Six Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Financial income, net	$16,918	$16,794	0.7%

The increase in financial income, net was primarily due to higher interest income, partially offset by amortization of premiums on marketable securities, higher foreign currency loss and interest and issuance cost amortization expense related to the 2029 convertible note.

Income Taxes

	Six Months Ended June 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Income taxes	$(8,207)	$(4,773)	71.9%

Income taxes for the six months ended June 30, 2025, including the increase in income taxes, were comprised of U.S. and foreign income taxes.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Net cash provided by operating activities	$89,349	$68,447
Net cash provided by (used in) investing activities	44,933	(116,968)
Net cash used in financing activities	(120,636)	(26,816)
Increase (decrease) in cash and cash equivalents	$13,646	$(75,337)

As of June 30, 2025, our cash and cash equivalents, short-term marketable securities and short-term deposits of $807.4 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of June 30, 2025, we held $364.2 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

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

For the six months ended June 30, 2025, net cash provided by operating activities were $89.3 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the six months ended June 30, 2025, cash inflows were $31.8 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $39.0 million decrease in accounts receivable. Our days sales outstanding (“DSO”) for the three and six months ended June 30, 2025 were 76 and 78, respectively. Other sources of cash inflows were from a $34.1 million increase in deferred revenues, a $16.0 million increase in accrued expenses and other short-term liabilities, a $2.8 million increase in trade payables and a $1.0 million increase in other long-term liabilities. This was partially offset by a $34.2 million increase in prepaid expenses and other short-term assets (including deferred commissions) and a $1.1 million increase in other long-term assets.

For the six months ended June 30, 2024, net cash provided by operating activities were $68.4 million. For the six months ended June 30, 2024, cash inflows were $25.0 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $46.7 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2024 were 72 and 75, respectively. Other sources of cash inflows were from a $27.0 million increase in deferred revenues, a $1.9 million increase in trade payables and a $0.1 million increase in other long-term liabilities. This was partially offset by a $27.8 million increase in prepaid expenses and other current assets (including deferred commissions), a $4.4 million decrease in accrued expenses and other liabilities and a $0.1 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of acquisitions, capital expenditures to purchase property and equipment, including leasehold improvements, capitalized internal-use software, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

For the six months ended June 30, 2025, net cash provided by investing activities of $44.9 million was primarily attributable to net proceeds of $68.3 million in marketable securities and net proceeds of $3.4 million in deposits. This was partially offset by $18.6 million of cash paid for an acquisition, $5.7 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space, $1.0 million for capitalized internal-use software expenditures and $1.5 million for other investing activities

For the six months ended June 30, 2024, net cash used in investing activities of $117.0 million was primarily attributable to net investments of $121.0 million in marketable securities and $1.1 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements. This was partially offset by net proceeds of $5.1 million in deposits.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities of $120.6 million was attributable to $100.0 in repurchases of common stock, $27.8 million in taxes paid related to net share settlement of equity awards, partially offset by $7.2 million of proceeds from employee stock plans.

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

Share Repurchase Program

In February 2025, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of June 30, 2025, we have completed our Share Repurchase Program.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2025 for the upcoming years were as follows:

	Payments Due by Period
	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Operating lease obligations	$7,380	$13,241	$13,467	$13,471	$8,786	$10,462	$66,807

We have obligations related to unrecognized tax benefit liabilities totaling $42.1 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $2.0 million due in the next 12 months and $21.0 million due thereafter, and an additional contractual minimum purchase commitment with another service provider through May 31, 2031 totaling $46.7 million due in the next 12 months and $377.6 million due thereafter, with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one fifth of our revenues for the three months ended June 30, 2025 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2025, we have cash and cash equivalents, short-term marketable securities and short-term deposits of $807.4 million and investments in long-term marketable securities of $364.2 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with political elections, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, including tariffs implemented around the world by the United States or other countries in 2025, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. In recent years, the European economy experienced economic turmoil that caused the devaluation of local European currencies (specifically, the Euro and the Pound Sterling), inflationary pressures and general economic uncertainty. As a result, there has been, and may in the future be, budgetary tightening and longer sales cycles in the region which may negatively impact our results of operations. In addition, the imposition of tariffs, such as those implemented by the United States or other countries in 2025, may materially impact business performance for companies operating around the world and may cause budgetary tightening and longer sales cycles for companies in those impacted countries. The United States could also experience a sustained period of elevated inflation, which may put pressure on discretionary spending by our customers, and a lengthening of our sales cycle in the region, which could negatively impact our results.

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

Data security is a rapidly growing and evolving market, driven by increasing regulatory demands, the proliferation of data across hybrid environments, the rising sophistication of cyber threats and increasing AI usage, which increases the need for data security. As a result, the market is attracting investment from both established players and emerging innovators, which is driving increased awareness for the need to secure data, increasing the size of the data security market and may intensify the competitive landscape. Over time, we have strategically made investments in our platform to better serve our customers and also address new use cases, which has grown our market opportunity and also brought us into more competitive discussions.

While there are some companies which offer certain features similar to those embedded in our solutions, and others with whom we compete in certain tactical use cases, we believe that no single competitor delivers the same automated outcomes on the number of platforms and applications that we support. However, we do face competition from a select group of software vendors that provide standalone solutions similar to those features embedded in our comprehensive platform, particularly in the markets we serve. We also face direct competition in specific use cases, specifically DSPM, data discovery and classification, privacy, data migration, data subject access requests and Active Directory security. As we continue to augment our functionality with AI security, insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA") and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. Our growing presence in the cloud data security market and our broader product coverage are also placing us in more direct competition with companies focused on discovery and classification. As customer requirements evolve and new technologies emerge, we may face heightened competition from companies—both established and emerging—that develop solutions targeting the enterprise data market.

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

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, the Company is currently transitioning to a SaaS delivery model that recognizes revenue ratably and we do not front-load revenue with respect to those purchases. As a result, we may present reduced revenues as compared to prior periods, and comparing our revenues and results of operations on a period-to-period basis may not be meaningful and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Further, we recently began focusing on the conversion of our current OPS customers to our SaaS platform and the sales cycle of such conversions can and may continue to take longer than the acquisition of new customers. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

We have incurred net losses in each year since our inception, including a net loss of $71.6 million for the six months ended June 30, 2025 and net losses of $95.8 million and $100.9 million in each of the years ended December 31, 2024 and 2023, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2024 and for the six months ended June 30, 2025, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the year ended December 31, 2024 and for the six months ended June 30, 2025, approximately 73% and 70% respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Risks Related to Human Capital

Talent acquisition and retention challenges could adversely affect our growth and operational performance.

Our ability to sustain growth and execute our strategy depends heavily on attracting, retaining and scaling a highly productive workforce, particularly in sales, marketing and research and development. As we continue to expand our platform and transition to a SaaS delivery model, the complexity of our sales process has increased, requiring a more consultative and technically skilled sales force. This shift has introduced new challenges in hiring and onboarding qualified personnel, especially in competitive markets. We face intense competition for top talent, particularly in regions like Israel where we maintain a significant research and development presence. Recruiting individuals with the right expertise, whether for new geographies, specialized sales roles, or advanced research and development positions is increasingly difficult. Remote hiring and training, high attrition rates and the time required to ramp new hires (which can take up to 12 months for sales personnel to operate at a level that meets our expectations) further complicate our ability to scale effectively. Our growth also depends on retaining key employees and preserving our corporate culture. Any inability to attract or retain skilled personnel, including key managers, could hinder our ability to innovate, deliver new products and compete effectively. Additionally, equity compensation is a critical component of our talent strategy. A decline in our stock price or changes to our equity programs could reduce the attractiveness of our compensation packages, making it harder to recruit and retain top talent. If we fail to maintain or improve the productivity of our teams, or if we are unable to hire and integrate new personnel efficiently, our ability to meet growth targets, expand into new markets and serve our customers effectively could be materially impacted.

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

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2024 and for the six months ended June 30, 2025 continued to be over 90%.

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

As of June 30, 2025, we have 111 issued patents in the United States and 49 pending U.S. patent applications. We also have 81 patents issued and 60 applications pending for examination in non-U.S. jurisdictions, and 24 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. Included in the OBBBA are provisions that allow for the immediate expensing of U.S. research and development expenses and certain capital expenditures, as well as changes to the U.S. taxation of profits derived from foreign operations. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities and cash paid for income taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in 2022, the TCJA requires all U.S. companies to capitalize, and subsequently amortize research and development expenses that fall within the scope of Section 174 over five years for research and development activities conducted in the U.S. and over fifteen years for research and development activities conducted outside of the U.S. As of the second quarter of 2025, we have accounted for an estimate of the effects of the research and development capitalization, based on interpretation of the law as currently enacted. Once our available NOLs or tax credits are fully utilized, then, due to the capitalization of research and development expenses for those activities conducted outside of the U.S., we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In May 2020, we issued $253.0 million aggregate principal amount of Notes and in September 2024, we issued $460.0 million aggregate principal amount of Notes, respectively. As of June 30, 2025, we have approximately $711.3 million outstanding aggregate principal amount of the Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In the event that the remaining Notes are converted and we deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of June 30, 2025, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of June 30, 2025, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of June 30, 2025, we have options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.1 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

In February 2025, our board of directors authorized a share repurchase program of up to $100.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of June 30, 2025, we have completed the Share Repurchase Program.

The following table summarizes the share repurchase activity during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - April 30	1,004	$38.59	1,004	—

(1) Average price paid per share includes costs associated with the repurchases.

Item 5.	Other Information

During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

July 30, 2025	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

July 30, 2025	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1(3)	2025 Employee Stock Purchase Plan

10.1(4)	Amended and Restated Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-36324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 8, 2022 (File No. 001-36324) and incorporated herein by reference.
(3)	Filed as Appendix A of the Proxy Statement on Form DEF 14A with the SEC on April 22, 2025 and incorporated herein by reference.
(4)	Filed as Appendix B of the Proxy Statement on Form DEF 14A with the SEC on April 22, 2025 and incorporated herein by reference.