Form 10-Q
period 2025-09-30
VARONIS SYSTEMS INC
filed 2025-10-29
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 24, 2025, there were 117,897,308 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,354	$185,585
Marketable securities	513,935	343,383
Short-term deposits	36,632	39,450
Trade receivables (net of allowances of $2,332 and $2,518 at September 30, 2025 and December 31, 2024, respectively)	142,628	192,832
Prepaid expenses and other short-term assets	110,837	116,824
Total current assets	961,386	878,074

Long-term assets:
Long-term marketable securities	395,651	658,896
Operating lease right-of-use assets	59,159	45,593
Property and equipment, net	34,740	30,795
Intangible assets, net	17,332	—
Goodwill	135,176	23,135
Other assets	61,562	27,782
Total long-term assets	703,620	786,201
Total assets	$1,665,006	$1,664,275

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$5,261	$4,313
Accrued expenses and other short-term liabilities	193,074	164,930
Convertible senior notes, net	—	250,529
Deferred revenues	333,578	290,113
Total current liabilities	531,913	709,885

Long-term liabilities:
Convertible senior notes, net	451,754	450,243
Operating lease liabilities	59,921	42,789
Deferred revenues	7,930	2,211
Other liabilities	8,653	3,491
Total long-term liabilities	528,258	498,734

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2025 and December 31, 2024; Issued and outstanding: 117,897,308 shares at September 30, 2025 and 112,550,156 shares at December 31, 2024	118	113
Accumulated other comprehensive income	18,382	2,676
Additional paid-in capital	1,428,039	1,193,022
Accumulated deficit	(841,704)	(740,155)
Total stockholders’ equity	604,835	455,656
Total liabilities and stockholders’ equity	$1,665,006	$1,664,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
SaaS	$125,824	$57,805	$320,279	$136,575
Term license subscriptions	24,812	68,751	88,674	187,460
Maintenance and services	10,941	21,512	41,210	68,401
Total revenues	161,577	148,068	450,163	392,436

Cost of revenues	35,149	24,007	95,416	67,792

Gross profit	126,428	124,061	354,747	324,644

Operating expenses:
Research and development	62,737	53,459	173,194	146,219
Sales and marketing	74,025	71,378	223,366	212,646
General and administrative	25,600	22,864	74,439	65,878
Total operating expenses	162,362	147,701	470,999	424,743

Operating loss	(35,934)	(23,640)	(116,252)	(100,099)
Financial income, net	7,806	10,245	24,724	27,039

Loss before income taxes	(28,128)	(13,395)	(91,528)	(73,060)
Income taxes	(1,814)	(4,938)	(10,021)	(9,711)

Net loss	$(29,942)	$(18,333)	$(101,549)	$(82,771)

Net loss per share of common stock, basic and diluted	$(0.26)	$(0.16)	$(0.90)	$(0.74)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	114,974,455	112,268,210	113,254,510	111,382,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(29,942)	$(18,333)	$(101,549)	$(82,771)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	837	2,664	3,314	(136)
Loss on marketable securities reclassified into earnings, net of tax	—	(134)	(161)	(146)
	837	2,530	3,153	(282)

Unrealized income on derivative instruments, net of tax	523	4,736	12,027	11,960
Income (loss) on derivative instruments reclassified into earnings, net of tax	2,525	(1,022)	526	(7,410)
	3,048	3,714	12,553	4,550
Total other comprehensive income	3,885	6,244	15,706	4,268

Comprehensive loss	$(26,057)	$(12,089)	$(85,843)	$(78,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2023	109,103,721	$109	$1,142,578	$(8,649)	$(644,390)	$489,648
Stock-based compensation expense	—	—	32,093	—	—	32,093
Common stock issued under employee stock plans	2,485,389	3	6,411	—	—	6,414
Taxes related to net share settlement of equity awards	—	—	(34,860)	—	—	(34,860)
Unrealized income on derivative instruments, net of tax	—	—	—	1,797	—	1,797
Unrealized loss on available for sale securities, net of tax	—	—	—	(2,253)	—	(2,253)
Net loss	—	—	—	—	(40,490)	(40,490)
Balance as of March 31, 2024	111,589,110	$112	$1,146,222	$(9,105)	$(684,880)	$452,349
Stock-based compensation expense	—	—	30,089	—	—	30,089
Common stock issued under employee stock plans	590,312	—	3,378	—	—	3,378
Taxes related to net share settlement of equity awards	—	—	(1,748)	—	—	(1,748)
Unrealized loss on derivative instruments, net of tax	—	—	—	(961)	—	(961)
Unrealized loss on available for sale securities, net of tax	—	—	—	(559)	—	(559)
Common stock issued for debt conversion	195	—	6	—	—	6
Net loss	—	—	—	—	(23,948)	(23,948)
Balance as of June 30, 2024	112,179,617	$112	$1,177,947	$(10,625)	$(708,828)	$458,606
Stock-based compensation expense	—	—	31,931	—	—	31,931
Common stock issued under employee stock plans	242,454	—	6,290	—	—	6,290
Taxes related to net share settlement of equity awards	—	—	(656)	—	—	(656)
Unrealized income on derivative instruments, net of tax	—	—	—	3,714	—	3,714
Unrealized income on available for sale securities, net of tax	—	—	—	2,530	—	2,530
Purchase of capped calls related to Convertible senior notes	—	—	(55,522)	—	—	(55,522)
Net loss	—	—	—	—	(18,333)	(18,333)
Balance as of September 30, 2024	112,422,071	$112	$1,159,990	$(4,381)	$(727,161)	$428,560

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2024	112,550,156	$113	$1,193,022	$2,676	$(740,155)	$455,656
Stock-based compensation expense	—	—	32,255	—	—	32,255
Common stock issued under employee stock plans	1,808,876	2	7,161	—	—	7,163
Taxes related to net share settlement of equity awards	—	—	(26,447)	—	—	(26,447)
Repurchase of common stock	(1,476,456)	(2)	(61,262)	—	—	(61,264)
Unrealized loss on derivative instruments, net of tax	—	—	—	(6,231)	—	(6,231)
Unrealized income on available for sale securities, net of tax	—	—	—	2,393	—	2,393
Common stock issued for debt conversion	32	—	1	—	—	1
Net loss	—	—	—	—	(35,783)	(35,783)
Balance as of March 31, 2025	112,882,608	$113	$1,144,730	$(1,162)	$(775,938)	$367,743
Stock-based compensation expense	—	—	33,859	—	—	33,859
Common stock issued under employee stock plans	163,501	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,352)	—	—	(1,352)
Repurchase of common stock	(1,003,885)	(1)	(38,735)	—	—	(38,736)
Unrealized income on derivative instruments, net of tax	—	—	—	15,736	—	15,736
Unrealized loss on available for sale securities, net of tax	—	—	—	(77)	—	(77)
Common stock issued for debt conversion	4,885	—	150	—	—	150
Net loss	—	—	—	—	(35,824)	(35,824)
Balance as of June 30, 2025	112,047,109	$112	$1,138,652	$14,497	$(811,762)	$341,499
Stock-based compensation expense	—	—	31,550	—	—	31,550
Common stock issued under employee stock plans	273,665	—	7,186	—	—	7,186
Taxes related to net share settlement of equity awards	—	—	(631)	—	—	(631)
Unrealized income on derivative instruments, net of tax	—	—	—	3,048	—	3,048
Unrealized income on available for sale securities, net of tax	—	—	—	837	—	837
Common stock issued for debt conversion	8,180,968	8	251,280	—	—	251,288
Settlement of capped call transactions	(2,604,434)	(2)	2	—	—	—
Net loss	—	—	—	—	(29,942)	(29,942)
Balance as of September 30, 2025	117,897,308	$118	$1,428,039	$18,382	$(841,704)	$604,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(101,549)	$(82,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,964	8,543
Stock-based compensation	97,664	94,113
Amortization of deferred commissions	38,958	39,342
Non-cash operating lease costs	7,442	7,050
Amortization of debt issuance costs	2,471	1,264
Amortization of premium and accretion of discount on marketable securities, net	1,211	(11,288)
Acquired in-process research and development	—	6,653

Changes in assets and liabilities:
Trade receivables	46,534	49,913
Prepaid expenses and other short-term assets	4,208	(10,889)
Deferred commissions	(57,731)	(43,282)
Other long-term assets	(279)	(129)
Trade payables	755	817
Accrued expenses and other short-term liabilities	23,420	(5,882)
Deferred revenues	50,104	37,200
Other long-term liabilities	1,575	272
Net cash provided by operating activities	122,747	90,926

Cash flows from investing activities:
Proceeds from maturities of marketable securities	324,080	157,100
Investment in marketable securities	(229,446)	(576,753)
Proceeds from short-term and long-term deposits	159,405	25,038
Investment in short-term and long-term deposits	(156,089)	(9,233)
Acquisitions, net of cash acquired	(123,514)	—
Purchases of property and equipment	(8,687)	(2,342)
Capitalized internal-use software	(2,509)	—
Purchase of in-process research and development	—	(6,653)
Net cash used in investing activities	(36,760)	(412,843)

Cash flows from financing activities:
Repurchase of common stock	(100,000)	—
Repayment of convertible senior notes	(137)	—
Proceeds from employee stock plans	14,349	16,082
Taxes paid related to net share settlement of equity awards	(28,430)	(37,264)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	450,099
Purchases of capped calls	—	(55,522)
Net cash provided by (used in) financing activities	(114,218)	373,395
Increase (decrease) in cash and cash equivalents	(28,231)	51,478

Cash and cash equivalents at beginning of period	185,585	230,740
Cash and cash equivalents at end of period	$157,354	$282,218

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,825	$10,115
Cash paid for interest	$7,719	$3,184
Supplemental disclosure of non-cash activities:
Liability related to acquisition holdback	$3,502	$—
Lease liabilities arising from obtaining right-of-use assets	$19,064	$573
Common stock issued for debt conversion	$251,439	$6
Issuance costs included in accrued expenses and other short-term liabilities	$—	$450

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

a.	Description of Business:

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has fifteen wholly-owned subsidiaries.

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

The Company recognizes revenues in accordance with Accounting Standards Codification ("ASC") No. 606, “Revenue from Contracts with Customers.” As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

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

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs its obligations under the contract. Pursuant to these contracts, customers are generally not invoiced for subsequent years until the annual renewal occurs. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $253,340 for the nine months ended September 30, 2025.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $930,689 as of September 30, 2025, of which it expects to recognize approximately 54% as revenue over the next 12 months and the remainder thereafter.

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

Derivative instruments measured at fair value and their classification in the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of September 30, 2025 (unaudited)		Assets (liabilities) as of December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$187,224	$17,099	$131,363	$773
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$—	$—	$56,256	$(2,902)
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$161,027	$9,047	$96,950	$3,083
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$10,553	$(32)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$—	$—	$142,051	$7,326
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$128,988	$(4,080)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other assets	$18,281	$63	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other liabilities	$219,675	$(3,555)	$—	$—

The unaudited condensed consolidated statements of operations reflect a net gain of $2,525 and $526 for the three and nine months ended September 30, 2025, respectively, and a net loss of $1,022 and $7,410 for the three and nine months ended September 30, 2024, respectively, related to the cash flow hedges.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended September 30, 2025, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2025 annual effective rate differs from the U.S. statutory rate primarily due to R&D capitalization under the terms of Section 174, tax deduction for stock based compensation, and generation or utilization of carry forward net operating loss (NOL) and research and development tax credits resulting in a current provision expense without an offset to deferred expense, as the Company remains in a valuation allowance on its U.S. deferred tax assets.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and makes adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of September 30, 2025, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

In addition, the Company is subject to the regular examinations of its income tax returns by different tax authorities. The Company regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (OBBBA). Included in this legislation are provisions that allow for the immediate expensing of U.S. research and development expenses and certain capital expenditures, as well as changes to the U.S. taxation of profits derived from foreign operations. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of this legislation has been included within the condensed consolidated financial statements.

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

	As of September 30, 2025
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$58,375	$—	$—	$58,375
Total	$58,375	$—	$—	$58,375

Marketable securities
US Treasury securities	$513,448	$660	$(173)	$513,935
Total	$513,448	$660	$(173)	$513,935

Short-term deposits
Term bank deposits	$36,632	$—	$—	$36,632
Total	$36,632	$—	$—	$36,632

Long-term marketable securities
US Treasury securities	$395,412	$647	$(408)	$395,651
Total	$395,412	$647	$(408)	$395,651

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$133,113	$—	$—	$133,113
Total	$133,113	$—	$—	$133,113

Marketable securities
US Treasury securities	$342,751	$632	$—	$343,383
Total	$342,751	$632	$—	$343,383

Short-term deposits
Term bank deposits	$39,450	$—	$—	$39,450
Total	$39,450	$—	$—	$39,450

Long-term marketable securities
US Treasury securities	$661,955	$104	$(3,163)	$658,896
Total	$661,955	$104	$(3,163)	$658,896

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of September 30, 2025 and December 31, 2024.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. Available for sale debt securities with an amortized cost basis in excess of estimated fair value are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company did not recognize an allowance for credit losses on available for sale marketable securities.

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

Acquired intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and non-compete agreements, resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of developed technology, customer relationships and non-compete agreements are recorded within cost of revenues and sales and marketing expense in the condensed consolidated statements of operations. No indications of impairment of intangible assets were noted during the periods presented.

j.	Capitalized Internal-use Software Development Costs:

The Company capitalizes certain development costs incurred in connection with its internal-use software in accordance with ASC No. 350-40, "Intangibles-Goodwill and Other-Internal Use Software." These capitalized costs are related to the Company's SaaS platform. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once internal-use software has reached the development stage, direct internal and external costs are capitalized until the internal-use software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in the condensed consolidated balance sheets. Management tests these assets for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. As of September 30, 2025, these assets were in the development stage, as such, no amortization has been recorded in the condensed consolidated statements of operations related to these assets and there were no indications of impairment.

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

The Company’s trade receivables are geographically diversified and derived primarily from sales to a network of distributors and value-added resellers (VARs) mainly in the United States and Europe, and to a lesser extent, in Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its channel partners and establishes an allowance for credit losses based upon a review of all significant outstanding invoices, historical collection experience, customer creditworthiness, current, and future economic and market conditions. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

l.	Basic and Diluted Net Loss Per Share:

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the shares related to the conversion of the 1.25% Convertible Senior Notes issued by the Company on May 11, 2020 and matured August 15, 2025 in an aggregate principal amount of $253,000 (the "2025 Notes") and the 1.00% Convertible Senior Notes issued by the Company on September 10, 2024 and due September 15, 2029 in an aggregate principal amount of $460,000 (the "2029 Notes" and, together with the 2025 Notes, the "Notes"), to the extent dilutive.

Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,626,352 and 7,646,682 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the periods ending September 30, 2025 and 2024, respectively. Additionally, 6,781,660 shares underlying the conversion option of the 2029 Notes for the period ending September 30, 2025, and 15,020,709 shares underlying the conversion option of the Notes for the period ending September 30, 2024, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive.

m.	Contractual Purchase Obligations:

The Company has a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $10,500 due in the next 12 months and $10,500 due thereafter, and an additional contractual minimum purchase commitment with another service provider through May 31, 2031 totaling $34,860 due in the next 12 months and $377,620 due thereafter, with no specified annual commitments.

n.	Recently Issued Accounting Pronouncements Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation, as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Adoption of this ASU is not expected to have a material effect on the Company's results of operations and the Company is currently evaluating the effect on its consolidated financial statement disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to measure credit losses on current accounts receivable and contract assets under ASC 606, "Revenue from Contracts with Customers." The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-05 is permitted. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU was updated to consider different methods of software development and requires internal use software costs to be capitalized when management has authorized and committed to funding the software project and when significant uncertainty associated with the development of the software has been resolved. The amendments in this ASU are required to be adopted for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective, retrospective or a modified transition approach. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands):

	As of September 30, 2025
	(unaudited)				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial assets:
Cash equivalents:
Money market funds	$58,375	$—	$—	$58,375	$133,113	$—	$—	$133,113
Marketable securities:
US Treasury securities	—	513,935	—	513,935	—	343,383	—	343,383
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	17,099	—	17,099	—	8,099	—	8,099
Long-term marketable securities:
US Treasury securities	—	395,651	—	395,651	—	658,896	—	658,896
Long-term other assets:
Forward foreign exchange contracts	—	9,110	—	9,110	—	3,083	—	3,083
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(4,080)	—	(4,080)	—	(2,902)	—	(2,902)
Long-term other liabilities:
Forward foreign exchange contracts	—	(3,587)	—	(3,587)	—	—	—	—
Total financial assets (liabilities), net	$58,375	$928,128	$—	$986,503	$133,113	$1,010,559	$—	$1,143,672

See Note 4 for the estimated fair value of acquired net tangible and intangible assets and liabilities and Note 6 for the carrying amount and estimated fair value of the Company's 2029 Notes, as of September 30, 2025. Marketable securities and derivative instruments are classified within Level 2, as these assets are valued using alternative pricing sources utilizing market observable inputs.

NOTE 3:    LEASES

The Company has various operating leases for office space, vehicles and office equipment that expire through 2035. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

September 30, 2025
(unaudited)
Operating lease right-of-use assets	$59,159

Operating lease liabilities, current	$8,991
Operating lease liabilities, long-term	59,921
Total operating lease liabilities	$68,912

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

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of September 30, 2025, are as follows (in thousands):

September 30, 2025
(unaudited)
2025	$2,141
2026	12,803
2027	11,774
2028	9,113
2029	10,888
Thereafter	34,360
Total undiscounted lease payments	$81,079

Less: Imputed interest	$(12,167)
Present value of lease liabilities	$68,912

As of September 30, 2025, the Company has additional operating leases that have not yet commenced of $12,250. These operating leases are expected to commence in 2025 and 2026, with lease terms ranging from approximately three to five years.

The weighted average remaining lease term and discount rate for all operating leases were as follows, as of September 30, 2025:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.80

Weighted average discount rate	3.98%

Total operating lease cost for the three and nine months ended September 30, 2025 was $2,026 and $7,141, respectively, inclusive of sublease income of $446 and $1,173, respectively. Total operating lease cost for the three and nine months ended September 30, 2024 was $2,432 and $7,333, respectively, inclusive of sublease income of $170 and $981, respectively.

NOTE 4:    BUSINESS COMBINATIONS

Cyral, Inc. ("Cyral")

On March 17, 2025, the Company completed the acquisition of the share capital of Cyral, a provider of database activity monitoring (DAM) software that uses agentless and stateless interception technology, which will be combined with the Company's database security capabilities. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $25,486 in cash and comprised of the fair value of total consideration transferred ("Purchase Price") and an aggregate conditional consideration to be paid, subject to employee retention. From the purchase price, $3,502 was held back for potential indemnification claims. The conditional consideration will be recorded as research and development compensation expense in the condensed consolidated statements of operations.

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life
	(unaudited)	(in years)
Net tangible assets acquired	$396
Developed technology & non-compete intangible assets	6,040	9
Goodwill	16,615
Total purchase price	$23,051

The fair value of the developed technology intangible asset of $6,000 was estimated using the multi-period excess earnings method, which utilizes assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and the technology obsolescence curve. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is deductible for income tax purposes. The allocation of the purchase price for the acquisition is not finalized as of September 30, 2025, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. Acquisition-related costs of $662 are included in general and administrative expenses in the condensed consolidated statements of operations.

The pro forma results of operations related to this acquisition have not been disclosed, as they are immaterial to the Company's condensed consolidated financial statements.

SlashNext, Inc. ("SlashNext")

On August 28, 2025, the Company completed the acquisition of the share capital of SlashNext, an AI-native email security provider that detects advanced phishing and social engineering attacks, which will be integrated with the Company's technology platform and MDDR offering. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $105,953 in cash and comprised of the fair value of total consideration transferred and an aggregate conditional consideration to be paid, subject to employee retention, along with the settlement of a $4,156 pre-existing relationship. The conditional consideration will be recorded as research and development compensation expense in the condensed consolidated statements of operations.

The following table summarizes the allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life
	(unaudited)	(in years)
Net tangible assets (liabilities) acquired	$(1,779)
Developed technology intangible asset	8,400	7
Customer relationship intangible asset	3,400	10
Goodwill	95,426
Total purchase price	$105,447

The fair values of the developed technology and customer relationship intangible assets were estimated using the following methods, respectively (including valuation assumptions): relief from royalty (projected future revenue generated from the acquired developed technology, royalty and discount rates and the technology obsolescence curve) and the multi-period excess earnings method (projected future revenue generated from the acquired customers, projected profit margin, discount rate and the customer survival curve). The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not deductible for income tax purposes. The allocation of the purchase price for the acquisition is not finalized as of September 30, 2025, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. Acquisition-related costs of $1,396 are included in general and administrative and research and development expenses in the condensed consolidated statements of operations.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 is due to the Cyral and SlashNext acquisitions. For additional information regarding the acquisitions, see Note 4.

The following table reflects goodwill activity for the nine months ended September 30, 2025 (in thousands):

Amount (unaudited)
Balance at December 31, 2024	$23,135
Goodwill acquired	112,041
Balance at September 30, 2025	$135,176

Intangible Assets, net

The total cost and amortization of the Company's intangible assets for the period ended September 30, 2025 is comprised of the following (in thousands):

	September 30, 2025
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$14,400	$(470)	$13,930
Customer relationship	3,400	(31)	3,369
Non-compete	40	(7)	33
Total	$17,840	$(508)	$17,332

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $312 and $508 for the three and nine months ended September 30, 2025, respectively, and $381 and $1,143 for the three and nine months ended September 30, 2024, respectively.

The following table summarizes estimated future amortization expense of the Company's intangible assets as of September 30, 2025 (in thousands):

Amount
Years ending December 31,	(unaudited)
2025	$555
2026	2,220
2027	2,220
2028	2,209
2029	2,207
Thereafter	7,921
Total future amortization expense	$17,332

NOTE 6:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

2025 Notes

The Company issued the 2025 Notes in an aggregate principal amount of $253,000 pursuant to an Indenture dated May 11, 2020 (the “2025 Indenture”). The net proceeds to the Company after issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

The 2025 Notes were settled prior to or on their maturity date of August 15, 2025 in accordance with the terms of the 2025 Indenture. During the nine months ended September 30, 2025, the Company received and settled conversion notices from holders of $251,439. The unconverted principal of the 2025 Notes and the accrued interest due at maturity were settled in cash.

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

In addition, on or after March 15, 2029, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of September 30, 2025, the 2029 Notes were classified as long-term in the Company's condensed consolidated balance sheets.

Effective September 20, 2027, the Company may redeem the 2029 Notes for cash, at its option, subject to the terms and conditions provided in the 2029 Indenture.

The net carrying amount of the Notes were as follows (in thousands):

	September 30, 2025			December 31, 2024
	(unaudited)
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
Principal	$—	$460,000	$460,000	$251,494	$460,000	$711,494
Unamortized issuance costs	—	(8,246)	(8,246)	(965)	(9,757)	(10,722)
Net carrying amount	$—	$451,754	$451,754	$250,529	$450,243	$700,772

The effective interest rate for the three and nine months ended September 30, 2025 was 1.86% and 1.46% for the 2025 and 2029 Notes, respectively. The interest expense recognized related to the Notes for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$385	$1,150	$1,535	$791	$256	$1,047
Amortization of debt issuance costs	190	507	697	386	110	496
Total	$575	$1,657	$2,232	$1,177	$366	$1,543

	Nine Months Ended September 30,
	2025			2024
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$1,957	$3,450	$5,407	$2,372	$256	$2,628
Amortization of debt issuance costs	960	1,511	2,471	1,154	110	1,264
Total	$2,917	$4,961	$7,878	$3,526	$366	$3,892

As of September 30, 2025 and December 31, 2024, the total estimated fair value of the 2029 Notes was approximately $497,008 and $431,851, respectively. The fair values were determined based on the closing trading price per $100 of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2029 Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data.

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

In connection with the maturity of the 2025 Notes, the capped call transactions entered into in May 2020 were exercised and net share settled. The Company received and subsequently retired 2,604,434 shares of its common stock.

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

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2025 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance as of January 1, 2025	7,642,492	$38.60
Granted	3,972,477	$46.56
Vested	(2,501,144)	$41.17
Forfeited	(487,518)	$42.01
Unvested balance as of September 30, 2025	8,626,307	$41.33

As of September 30, 2025, there was $262,553 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.256 years.

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

On June 5, 2025, the Company’s stockholders approved the Varonis Systems, Inc. 2025 Employee Stock Purchase Plan (the “2025 ESPP”, together with the 2015 ESPP, the "ESPP plans"), which the Company’s board of directors adopted on April 17, 2025. The Company initially reserved 8,000,000 shares of common stock for issuance under the 2025 ESPP. The 2025 ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder, or (ii) June 5, 2035; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the 2025 ESPP at any time.

The ESPP plans allow eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations.

d.	Stock-based compensation expense:

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Cost of revenues	$1,538	$1,357	$4,517	$4,017
Research and development	11,637	10,442	33,098	31,057
Sales and marketing	8,499	9,860	29,627	30,985
General and administrative	9,876	10,272	30,422	28,054
Total	$31,550	$31,931	$97,664	$94,113

e.	Share Repurchase Programs:

In February 2025, the Company's board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock (the “February 2025 Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act.

The Company repurchased and subsequently retired 2,480,341 shares under its February 2025 Share Repurchase Program, for a total of $100,000. The Company completed its February 2025 Share Repurchase Program in April 2025.

In October 2025, the Company's board of directors authorized a share repurchase program of up to $150,000 of the Company’s common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The October 2025 Share Repurchase Program will expire in 12 months. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Total revenues	$161,577	$148,068	$450,163	$392,436

Less:
Stock based compensation	31,550	31,931	97,664	94,113
Other segment items (*)	159,969	134,470	454,048	381,094
Net loss	$(29,942)	$(18,333)	$(101,549)	$(82,771)

(*) Other segment expense items included within net loss include payroll, financial income, net (inclusive of interest income of $12,336 and $37,735 for the three and nine months ended September 30, 2025, respectively and $10,615 and $29,117 for the three and nine months ended September 30, 2024, respectively, and interest expense of $1,535 and $5,412 for the three and nine months ended September 30, 2025, respectively, and $1,046 and $2,628 for the three and nine months ended September 30, 2024, respectively), marketing activities, overhead and depreciation ($2,664 and $7,456 for the three and nine months ended September 30, 2025, respectively, and $2,394 and $7,399 for the three and nine months ended September 30, 2024, respectively), travel and entertainment, income taxes, information technology and communication, department activities, amortization of acquired intangibles and other miscellaneous expenses. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues based on customer’s location:
United States	$118,190	$111,602	$320,132	$284,390
EMEA	31,295	27,991	92,589	81,214
Rest of the World	12,092	8,475	37,442	26,832
Total revenues	$161,577	$148,068	$450,163	$392,436

During the three and nine months ended September 30, 2025 and 2024, respectively, there were no revenues to a single customer exceeding 10% of the Company's total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Long-lived assets by geographic region:
Israel	$51,575	$32,026
United States	31,730	31,725
Ireland	9,798	11,326
Other	796	1,311
	$93,899	$76,388

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Transition to a SaaS Delivery Model

In response to the evolving needs of our customers and the growing threat landscape, we strategically transitioned to a SaaS delivery model. As of September 30, 2025, SaaS as a percentage of total ARR was approximately 76%, marking the completion of our transition. This transition was driven by the increased importance of an automated data-centric approach to security and the demand for comprehensive protection in the face of heightened cyber risks, collaboration across multiple platforms, the adoption of generative AI tools and the necessity for compliance. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated security. We believe our offering provides comprehensive data coverage and our ability to address this demand has and will continue to be a key driver of our growth.

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

Since launching our SaaS offerings, we have seen SaaS deployments grow significantly and they are now the primary driver of our revenues. We expect SaaS revenues to continue to increase. However, our revenues may be negatively impacted due to revenue recognition accounting treatment variations associated with the increase in SaaS sales and whether existing term license subscription customers will continue to convert to SaaS. In addition, as we have completed our SaaS transition, we are announcing the end of life for our term license subscription business as of December 31, 2026. We expect this to result in increased uncertainty with our remaining term license customers going forward and for revenue variations to persist as we seek to convert these remaining customers to SaaS.

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

We sell substantially all of our products and services to channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, consumer and retail, education and construction and engineering sectors. We believe our existing customer base serves as a strong source of future incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting larger organizations who can make sizable purchases with us initially and over time. We are also focused on maintaining a high renewal rate by investing in the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for most mission critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. Our renewal rate continued to be over 90% for the nine months ended September 30, 2025. However, for the three months ended September 30, 2025, our term license subscription business underperformed relative to past periods, which resulted in weaker renewals in the final weeks of the quarter. In addition, as we have completed our SaaS transition, we are announcing the end of life for our term license subscription business as of December 31, 2026. We expect this to result in increased uncertainty with our remaining term license customers going forward.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the three and nine months ended September 30, 2025, approximately 73% and 71% of our revenues were derived from the United States, respectively, while approximately 19% and 21% of our revenues were derived from EMEA, respectively and approximately 8% from ROW. Additionally, despite the revenue recognition variations from the accounting treatment associated with the positive trend of our increase in SaaS sales and existing customer conversions to SaaS, total revenues still grew approximately 15% for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including, some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. For the three and nine months ended September 30, 2025, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with the increase in SaaS sales and existing customer conversions to SaaS. For the three months ended September 30, 2025 and 2024, SaaS revenues were $125.8 million and $57.8 million, respectively. For the nine months ended September 30, 2025 and 2024, SaaS revenues were $320.3 million and $136.6 million, respectively. For the three months ended September 30, 2025 and 2024, our total revenues were $161.6 million and $148.1 million, respectively. For the nine months ended September 30, 2025 and 2024, our total revenues were $450.2 million and $392.4 million, respectively. For the three months ended September 30, 2025 and 2024, we have operating losses of $35.9 million and $23.6 million and net losses of $29.9 million and $18.3 million, respectively. For the nine months ended September 30, 2025 and 2024, we have operating losses of $116.3 million and $100.1 million and net losses of $101.5 million and $82.8 million, respectively.

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

As of September 30, 2025 and 2024, ARR was $718.6 million and $610.0 million, respectively, an increase of 18% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR to continue to increase in absolute dollars.

Transition to SaaS Delivery Model and SaaS as a Percentage of ARR

Over the last several years, we strategically expanded our offering to be delivered as SaaS solutions. Since that time, we have seen SaaS deployments grow significantly and expect them to continue to increase. Due to differences in the revenue recognition accounting treatment and the conversion of existing term license subscription customers to SaaS, there may be significant variations in the reported revenues for a given period compared to the same period in the previous year. We expect these revenue variations to persist as we seek to convert our remaining term license subscription customers to SaaS.

As of September 30, 2025, SaaS as a percentage of total ARR was approximately 76%, marking the completion of our transition. We expect this percentage to continue to increase as we seek to convert our remaining term license subscription customers to SaaS and we end of life our term license subscription business.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $930.7 million as of September 30, 2025 and we expect RPO to increase in absolute dollars.

Business Acquisition

On August 28, 2025, we completed the acquisition of SlashNext, Inc. ("SlashNext"), an AI-native email security provider that detects advanced phishing and social engineering attacks. For further information regarding the SlashNext acquisition, refer to Note 4 of our condensed consolidated financial statements.

Components of Operating Results

Revenues

SaaS Revenues. SaaS revenues relate to the Varonis Data Security Platform delivered as a SaaS model. Over the last several years, the Company began to offer SaaS-delivered solutions and strategically enhanced its platform to safeguard customers' most mission-critical assets, including cloud environments, SaaS applications and on-premises data. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. Our SaaS solutions are the primary driver of our revenues and we expect SaaS revenues to continue to grow considerably. Conversions from a license sold on-premises to our SaaS offering during the original subscription period are accounted for on a prospective basis.

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

Our renewal rate for each of the nine months ended September 30, 2025 and 2024 continued to be over 90%. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. The expected increase in SaaS revenues, combined with the timing of renewals and renewal rates, may result in significant variation in the revenues we recognize in a given period. In addition, for the three months ended September 30, 2025, our term license subscription business underperformed relative to past periods, resulting in weaker renewals in the final weeks of the quarter. We expect term license subscription revenues and perpetual license revenues, including the associated maintenance and support related to perpetual licenses, to continue to decline in the future.

The following table sets forth the percentage of our revenues that have been derived from SaaS, term license subscriptions and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	77.9%	39.0%	71.1%	34.8%
Term license subscriptions	15.3	46.5	19.7	47.8
Maintenance and services	6.8	14.5	9.2	17.4
Total revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 95 countries.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our customer support, customer success, MDDR and services employees; third-party hosting fees; amortization of certain acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to these costs as they are incurred and expect that these costs will increase in absolute dollars as we continue to invest in our customer success, support and MDDR teams and support the underlying programs that play a critical role in maintaining our high renewal rate.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. We expect this seasonality to continue to decrease due to differences in the revenue recognition accounting treatment as we seek to convert our remaining term license subscription customers to SaaS.

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

Sales and Marketing. Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs, as well as marketing and business development costs, travel expenses, third-party hosting fees, training and education, allocated overhead costs and amortization of certain acquired intangible assets. We expect that sales and marketing expenses will continue to increase in absolute dollars as we plan to expand our sales and marketing efforts, both domestically and internationally. We also expect sales and marketing expenses to continue to be our largest category of operating expenses.

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

Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of interest income, amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities, foreign exchange gains or losses, amortization of debt issuance costs and interest expense. Interest income represents interest received on our cash, cash equivalents, marketable securities, and deposits. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt issuance costs relate to the Notes we issued in May 2020 and September 2024. Interest expense consists of the contractual interest expenses associated with the Notes. The Notes we issued in May 2020 matured on August 15, 2025, as such, no further amortization of debt issuance costs or contractual interest expense will be incurred related to these Notes.

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

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (OBBBA). Included in this legislation are provisions that allow for the immediate expensing of U.S. research and development expenses and certain capital expenditures, as well as changes to the U.S. taxation of profits derived from foreign operations. The impact of this legislation has been included within our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following tables are a summary of our condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$125,824	$57,805
Term license subscriptions	24,812	68,751
Maintenance and services	10,941	21,512
Total revenues	161,577	148,068
Cost of revenues	35,149	24,007
Gross profit	126,428	124,061
Operating expenses:
Research and development	62,737	53,459
Sales and marketing	74,025	71,378
General and administrative	25,600	22,864
Total operating expenses	162,362	147,701
Operating loss	(35,934)	(23,640)
Financial income, net	7,806	10,245
Loss before income taxes	(28,128)	(13,395)
Income taxes	(1,814)	(4,938)
Net loss	$(29,942)	$(18,333)

	Three Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	77.9%	39.0%
Term license subscriptions	15.3	46.5
Maintenance and services	6.8	14.5
Total revenues	100.0	100.0
Cost of revenues	21.8	16.2
Gross profit	78.2	83.8
Operating expenses:
Research and development	38.8	36.1
Sales and marketing	45.8	48.2
General and administrative	15.8	15.5
Total operating expenses	100.4	99.8
Operating loss	(22.2)	(16.0)
Financial income, net	4.8	6.9

Loss before income taxes	(17.4)	(9.1)
Income taxes	(1.1)	(3.3)
Net loss	(18.5)%	(12.4)%

Revenues

	Three Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$125,824	$57,805	117.7%
Term license subscriptions	24,812	68,751	(63.9)%
Maintenance and services	10,941	21,512	(49.1)%
Total revenues	$161,577	$148,068	9.1%

	Three Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	77.9%	39.0%
Term license subscriptions	15.3	46.5
Maintenance and services	6.8	14.5
Total revenues	100.0%	100.0%

For the three months ended September 30, 2025, our revenues increased 9% compared to the three months ended September 30, 2024 despite increased SaaS sales and existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 118% from $57.8 million for the three months ended September 30, 2024 to $125.8 million for the three months ended September 30, 2025, as we completed our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and upsells and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the near future. In addition, for the three months ended September 30, 2025, our term license subscription business underperformed relative to past periods, which resulted in weaker renewals in the final weeks of the quarter. ARR was $718.6 million and $610.0 million as of September 30, 2025 and 2024, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn, despite our renewal rate continuing to be over 90% for each of the three months ended September 30, 2025 and 2024. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Cost of revenues	$35,149	$24,007	46.4%

	Three Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Total gross margin	78.2%	83.8%

The increase in cost of revenues was primarily related to a $5.5 million increase in third-party hosting costs associated with our transition to a SaaS delivery model. The increase was also due to a $4.7 million increase in salaries, benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the completion of our SaaS transition, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong renewal rates.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$62,737	$53,459	17.4%
Sales and marketing	74,025	71,378	3.7%
General and administrative	25,600	22,864	12.0%
Total operating expenses	$162,362	$147,701	9.9%

	Three Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Operating expenses:
Research and development	38.8%	36.1%
Sales and marketing	45.8	48.2
General and administrative	15.8	15.5
Total operating expenses	100.4%	99.8%

The increase in research and development expenses was primarily related to a $11.8 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount, a $1.4 million increase in third-party hosting costs associated with our transition to a SaaS delivery model, an increase of $1.3 million in facilities and allocated overhead costs and a $1.1 million increase in acquisition-related costs associated with business acquisitions, partially offset by a $6.7 million decrease in acquired in-process research and development costs associated with a prior period asset acquisition.

The increase in sales and marketing expenses was primarily related to a $1.1 million increase in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model, a $0.8 million increase in salaries, benefits and stock-based compensation expense and an increase of $0.6 million in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of a $1.4 million in acquisition-related costs associated with business acquisitions, a $0.7 million increase in consulting and services fees and a $0.3 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Three Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Financial income, net	$7,806	$10,245	(23.8)%

The decrease in financial income, net was primarily due to foreign currency losses, amortization of premiums on marketable securities and higher interest and issuance cost amortization expense related to the 2029 convertible note, partially offset by higher interest income.

Income Taxes

	Three Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Income taxes	$(1,814)	$(4,938)	(63.3)%

Income taxes for the three months ended September 30, 2025 were comprised of foreign and U.S. income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following tables are a summary of our condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$320,279	$136,575
Term license subscriptions	88,674	187,460
Maintenance and services	41,210	68,401
Total revenues	450,163	392,436
Cost of revenues	95,416	67,792
Gross profit	354,747	324,644
Operating expenses:
Research and development	173,194	146,219
Sales and marketing	223,366	212,646
General and administrative	74,439	65,878
Total operating expenses	470,999	424,743
Operating loss	(116,252)	(100,099)
Financial income, net	24,724	27,039
Loss before income taxes	(91,528)	(73,060)
Income taxes	(10,021)	(9,711)
Net loss	$(101,549)	$(82,771)

	Nine Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	71.1%	34.8%
Term license subscriptions	19.7	47.8
Maintenance and services	9.2	17.4
Total revenues	100.0	100.0
Cost of revenues	21.2	17.3
Gross profit	78.8	82.7
Operating expenses:
Research and development	38.5	37.2
Sales and marketing	49.6	54.2
General and administrative	16.5	16.8
Total operating expenses	104.6	108.2
Operating loss	(25.8)	(25.5)
Financial income, net	5.5	6.9
Loss before income taxes	(20.3)	(18.6)
Income taxes	(2.3)	(2.5)
Net loss	(22.6)%	(21.1)%

Revenues

	Nine Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$320,279	$136,575	134.5%
Term license subscriptions	88,674	187,460	(52.7)%
Maintenance and services	41,210	68,401	(39.8)%
Total revenues	$450,163	$392,436	14.7%

	Nine Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	71.1%	34.8%
Term license subscriptions	19.7	47.8
Maintenance and services	9.2	17.4
Total revenues	100.0%	100.0%

For the nine months ended September 30, 2025, our revenues increased 15% compared to the nine months ended September 30, 2024 despite increased SaaS sales and existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 135% from $136.6 million for the nine months ended September 30, 2024 to $320.3 million for the nine months ended September 30, 2025, as we completed our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and upsells and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the near future. ARR was $718.6 million and $610.0 million as of September 30, 2025 and 2024, respectively, representing an increase of 18%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn, despite our renewal rate continuing to be over 90% for each of the nine months ended September 30, 2025 and 2024. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Cost of revenues	$95,416	$67,792	40.7%

	Nine Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Total gross margin	78.8%	82.7%

The increase in cost of revenues was primarily related to an increase of $14.4 million in third-party hosting costs associated with our transition to a SaaS delivery model and a $11.4 million increase in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the completion of our SaaS transition, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong renewal rates.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$173,194	$146,219	18.4%
Sales and marketing	223,366	212,646	5.0%
General and administrative	74,439	65,878	13.0%
Total operating expenses	$470,999	$424,743	10.9%

	Nine Months Ended September 30,
	2025	2024
	(as a percentage of total revenues)
Operating expenses:
Research and development	38.5%	37.2%
Sales and marketing	49.6	54.2
General and administrative	16.5	16.8
Total operating expenses	104.6%	108.2%

The increase in research and development expenses was primarily related to a $25.3 million increase in salaries and benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisitions, an increase of $3.5 million in facilities and allocated overhead costs, a $3.2 million increase in third-party hosting costs associated with our transition to a SaaS delivery model and a $1.1 million increase in acquisition-related costs associated with the business acquisitions, partially offset by a $6.7 million decrease in acquired in-process research and development costs associated with a prior period asset acquisition.

The increase in sales and marketing expenses was primarily related to an increase of $4.9 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model and a $4.4 million increase in salaries, benefits and stock-based compensation expense.

The increase in general and administrative expenses was primarily related to an increase of $3.9 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business, a $2.0 million increase in consulting and services fees and a $2.0 million increase in acquisition-related costs associated with the business acquisitions.

Financial Income, Net

	Nine Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Financial income, net	$24,724	$27,039	(8.6)%

The decrease in financial income, net was primarily due to foreign currency losses, higher interest and issuance cost amortization expense related to the 2029 convertible note and amortization of premiums on marketable securities, partially offset by higher interest income.

Income Taxes

	Nine Months Ended September 30,
	2025	2024	% Change
	(unaudited) (in thousands)
Income taxes	$(10,021)	$(9,711)	3.2%

Income taxes for the nine months ended September 30, 2025 were comprised of foreign and U.S. income taxes.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Net cash provided by operating activities	$122,747	$90,926
Net cash used in investing activities	(36,760)	(412,843)
Net cash provided by (used in) financing activities	(114,218)	373,395
Increase (decrease) in cash and cash equivalents	$(28,231)	$51,478

As of September 30, 2025, our cash and cash equivalents, short-term marketable securities and short-term deposits of $707.9 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of September 30, 2025, we held $395.7 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

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

For the nine months ended September 30, 2025, net cash provided by operating activities were $122.7 million. We have observed two seasonal patterns that impact our net cash provided by operating activities. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the nine months ended September 30, 2025, cash inflows were $54.2 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $46.5 million decrease in accounts receivable. Our days sales outstanding (“DSO”) for the three and nine months ended September 30, 2025 were 72 and 76, respectively. Other sources of cash inflows were from a $50.1 million increase in deferred revenues, a $23.4 million increase in accrued expenses and other short-term liabilities, a $1.6 million increase in other long-term liabilities and a $0.8 million increase in trade payables. This was partially offset by a $53.5 million increase in prepaid expenses and other short-term assets (including deferred commissions) and a $0.3 million increase in other long-term assets.

For the nine months ended September 30, 2024, net cash provided by operating activities were $90.9 million. For the nine months ended September 30, 2024, cash inflows were $62.9 million from our net loss excluding non-cash and acquired in-process research and development charges. Additional sources of cash inflows were from changes in our working capital, including a $49.9 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2024 were 69 and 73, respectively. Other sources of cash inflows were from a $37.2 million increase in deferred revenues, a $0.8 million increase in trade payables and a $0.3 million increase in other long-term liabilities. This was partially offset by a $54.2 million increase in prepaid expenses and other short-term assets (including deferred commissions), a $5.9 million decrease in accrued expenses and other liabilities and a $0.1 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of acquisitions, capital expenditures to purchase property and equipment, including leasehold improvements, capitalized internal-use software, purchase and sale of deposits and changes in our marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

For the nine months ended September 30, 2025, net cash used in investing activities of $36.8 million was primarily attributable to $123.5 million of cash paid for acquisitions, $8.7 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space and $2.5 million for capitalized internal-use software expenditures, partially offset by net proceeds of $94.6 million in marketable securities and net proceeds of $3.3 million in deposits.

For the nine months ended September 30, 2024, net cash used in investing activities of $412.8 million was primarily attributable to net investments of $419.7 million in marketable securities, $6.7 million for in-process research and development and $2.3 million in capital expenditures to support our growth during the period including hardware, software, office equipment and leasehold improvements. This was partially offset by net proceeds of $15.8 million in deposits.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities of $114.2 million was attributable to $100.0 in repurchases of common stock, $28.4 million in taxes paid related to net share settlement of equity awards and $0.1 million in repayment of 2025 convertible senior note principal, partially offset by $14.3 million of proceeds from employee stock plans.

For the nine months ended September 30, 2024, net cash provided by financing activities of $373.4 million was attributable to $450.1 million of net proceeds from the issuance of convertible senior notes and $16.1 million of proceeds from employee stock plans, partially offset by $55.5 million related to purchases of capped calls associated with the issued convertible senior notes and $37.3 million in taxes paid related to net share settlement of equity awards.

Convertible Notes

On September 10, 2024, we issued $460.0 million aggregate principal amount of Notes (the "2029 Notes"). The net proceeds from the offering, after deducting issuance costs, were approximately $449.6 million. In connection with the issuance of the 2029 Notes, we used $55.5 million of the net proceeds to enter into Capped Call Transactions.

On May 11, 2020, we issued $253.0 million aggregate principal amount of Notes (the "2025 Notes" and together with the 2029 Notes, the "Notes"). The net proceeds from the offering, after deducting issuance costs, were approximately $245.2 million. In connection with the issuance of the 2025 Notes, we used $29.3 million of the net proceeds to enter into Capped Call Transactions. The 2025 Notes were settled prior to or on their maturity date of August 15, 2025 in accordance with the terms of the 2025 Indenture. Additionally, the Capped Call Transactions entered into in connection with the 2025 Notes were executed and net share settled.

For further information regarding the Notes and Capped Call Transactions, refer to Note 6 of our condensed consolidated financial statements.

Share Repurchase Programs

In February 2025, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “February 2025 Share Repurchase Program”). Under the February 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The February 2025 Share Repurchase Program was completed in April 2025.

In October 2025, our board of directors authorized a share repurchase program of up to $150.0 million of the Company’s common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The October 2025 Share Repurchase Program will expire in 12 months. The number of shares to be purchased and the timing of purchases will be based on our trading windows, available liquidity, and general business and market conditions.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2025 for the upcoming years were as follows:

	Payments Due by Period
	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Operating lease obligations	$2,141	$14,420	$14,552	$11,949	$13,519	$36,749	$93,330

We have obligations related to unrecognized tax benefit liabilities totaling $45.9 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have a contractual minimum purchase commitment with a service provider through August 31, 2027 totaling $10.5 million due in the next 12 months and $10.5 million due thereafter, and an additional contractual minimum purchase commitment with another service provider through May 31, 2031 totaling $34.9 million due in the next 12 months and $377.6 million due thereafter, with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Adoption of this ASU is not expected to have a material effect on our results of operations and we are currently evaluating the effect on our consolidated financial statement disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to measure credit losses on current accounts receivable and contract assets under ASC 606, "Revenue from Contracts with Customers." The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-05 is permitted. We are currently evaluating the effect of adopting the ASU on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU was updated to consider different methods of software development and requires internal use software costs to be capitalized when management has authorized and committed to funding the software project and when significant uncertainty associated with the development of the software has been resolved. The amendments in this ASU are required to be adopted for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective, retrospective or a modified transition approach. We are currently evaluating the effect of adopting the ASU on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one fifth of our revenues for the three months ended September 30, 2025 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

As of September 30, 2025, we have cash and cash equivalents, short-term marketable securities and short-term deposits of $707.9 million and investments in long-term marketable securities of $395.7 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

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

In September 2024 we issued the 2029 Notes, which have a fixed annual interest rates of 1.00%, and therefore, we do not have economic interest rate exposure on the 2029 Notes. However, the value of the 2029 Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2029 Notes is affected by our stock price. The fair value of the 2029 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the 2029 Notes at face value less unamortized costs on our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with political elections, current and potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, including tariffs implemented around the world by the United States or other countries in 2025, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

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

Although our solutions are designed to increase the number of customers that purchase our products and the number of products purchased by existing and new customers to create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or they may elect to reduce the scope of their original purchases or delay their purchase. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear contracts. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs, inflation or other market uncertainty. If our customers do not renew their contracts when or as we expect, or if they choose to renew for fewer products or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer. Further, we plan to end of life our term license subscription business as of December 31, 2026, which we expect to increase the uncertainty with our remaining term license customers going forward. This may result in a decline in revenues and cause revenues to be more difficult to predict for a period of time. We may occasionally inform customers that products or services will be reaching their end of life and will no longer be supported or receive updates or security patches. Failure to effectively manage this process could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, the Company has converted the significant majority of its customers to a SaaS delivery model that recognizes revenue ratably and not up front. However, there are still a number of term license subscriptions remaining to be converted and, as a result, we may present reduced revenues as compared to prior periods, and comparing our revenues and results of operations on a period-to-period basis may not be meaningful and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments into paying customers; however, these risk assessments may not be converted at the same historical rates. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Further, we recently began focusing on the conversion of our current OPS customers to our SaaS platform and the sales cycle of such conversions can and may continue to take longer than the acquisition of new customers. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

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

It is uncertain whether the transition of our customers to a SaaS delivery model will prove successful. Market acceptance of our products is dependent on our ability to include functionality and usability that address certain customer requirements. Additionally, we must optimally price our products in light of marketplace conditions, our costs and customer demand. This transition may have negative revenue and earnings implications, including on our quarterly results of operations.

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
•we may incur sales compensation costs at a higher than forecasted rate if the pace of converting remaining term license subscription customers is faster than anticipated; and
•our sales force may struggle with the demands of being a SaaS delivery model which may lead to increased turnover rates and lower headcount.

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

• manage our introduction of cloud-based solutions;
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

We have incurred net losses in each year since our inception, including a net loss of $101.5 million for the nine months ended September 30, 2025 and net losses of $95.8 million and $100.9 million in each of the years ended December 31, 2024 and 2023, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2024 and for the nine months ended September 30, 2025, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the year ended December 31, 2024 and for the nine months ended September 30, 2025, approximately 73% and 71% respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our ability to sustain growth and execute our strategy depends heavily on attracting, retaining and scaling a highly productive workforce, particularly in sales, marketing and research and development. As we continue to expand our platform, the complexity of our sales process has increased, requiring a more consultative and technically skilled sales force. This shift has introduced new challenges in hiring and onboarding qualified personnel, especially in competitive markets. We face intense competition for top talent, particularly in regions like Israel where we maintain a significant research and development presence. Recruiting individuals with the right expertise, whether for new geographies, specialized sales roles, or advanced research and development positions is increasingly difficult. Remote hiring and training, high attrition rates and the time required to ramp new hires (which can take up to 12 months for sales personnel to operate at a level that meets our expectations) further complicate our ability to scale effectively. Our growth also depends on retaining key employees and preserving our corporate culture. Any inability to attract or retain skilled personnel, including key managers, could hinder our ability to innovate, deliver new products and compete effectively. Additionally, equity compensation is a critical component of our talent strategy. A decline in our stock price or changes to our equity programs could reduce the attractiveness of our compensation packages, making it harder to recruit and retain top talent. If we fail to maintain or improve the productivity of our teams, or if we are unable to hire and integrate new personnel efficiently, our ability to meet growth targets, expand into new markets and serve our customers effectively could be materially impacted.

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

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the year ended December 31, 2024 and for the nine months ended September 30, 2025 continued to be over 90%.

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

As of September 30, 2025, we have 115 issued patents in the United States and 48 pending U.S. patent applications. We also have 95 patents issued and 75 applications pending for examination in non-U.S. jurisdictions, and 30 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in July 2025, the TCJA, as revised by the OBBBA, requires all U.S. companies to capitalize and subsequently amortize research and development expenses that fall within the scope of Section 174 over fifteen years for research and development activities conducted outside of the U.S. As of the third quarter of 2025, we have accounted for an estimate of the effects of the research and development capitalization, based on interpretation of the law as currently enacted. Once our available NOLs or tax credits are fully utilized, then, due to the capitalization of research and development expenses for those activities conducted outside of the U.S., we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

Risks Related to the 2029 Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In September 2024, we issued the 2029 Notes. As of September 30, 2025, we have $460.0 million outstanding aggregate principal amount of the 2029 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

Our ability to meet our payment obligations under the 2029 Notes depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We may issue additional shares of our common stock in connection with conversions of the 2029 Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.

In the event that the remaining 2029 Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the 2029 Notes could depress the market price of our common stock.

The fundamental change provisions of the 2029 Notes may delay or prevent an otherwise beneficial takeover attempt of us.

If the Company undergoes a “fundamental change,” subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if such fundamental change also constitutes a “make-whole fundamental change,” the conversion rate for the 2029 Notes may be increased upon conversion of the 2029 Notes in connection with such “make-whole fundamental change.” Any increase in the conversion rate will be determined based on the date on which the “make-whole fundamental change” occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase the 2029 Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

The Capped Call Transactions may affect the value of the 2029 Notes and our common stock.

In connection with the issuance of the 2029 Notes, we entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the Capped Call Transactions.

From time to time, certain financial institutions (with which we entered into the Capped Call Transactions) or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of September 30, 2025, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of September 30, 2025, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of September 30, 2025, we have options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.6 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our stock price has been and will likely continue to be volatile.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the 2029 Notes and could also impact the trading price of the 2029 Notes. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot predict or control, including the factors listed below and other factors described in this “Risk Factors” section:

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
• volatility with respect to the Company's results of operation while we seek to convert the remaining term license subscription customers to our SaaS platform;
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
• conversion of the 2029 Notes; and
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

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our financial condition, results of operations, capital requirements, share repurchases, general business conditions and other factors that our board of directors may deem relevant. Until such time that we pay a dividend, stockholders, including holders of our Notes who receive shares of our common stock upon conversion of the 2029 Notes, must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

In addition, if a “fundamental change” occurs prior to the maturity date of the 2029 Notes, holders of the 2029 Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the Indentures) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the 2029 Notes for a holder that elects to convert its Notes in connection with such “make-whole fundamental change.” These features of the 2029 Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition. Furthermore, the Indentures prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2029 Notes.

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
On September 11, 2025, Dov Gottlieb, our Vice President, General Counsel and Corporate Secretary, entered into a Rule 10b5–1 trading arrangement. Mr. Gottlieb’s arrangement includes the potential sale of up to 78,838 vested shares of our common stock and up to 100% of restricted and performance stock units (net of stock units withheld for taxes) scheduled to vest in February and May 2026, and expires on August 31, 2026, unless earlier terminated in accordance with the provisions of the arrangement. Mr. Gottlieb’s arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On September 15, 2025, Yakov Faitelson, our Chief Executive Officer, President and Chairman of the Board, entered into a Rule 10b5–1 trading arrangement. Mr. Faitelson’s arrangement includes the potential sale of up to 217,521 shares of our common stock, and expires on June 30, 2026, unless earlier terminated in accordance with the provisions of the arrangement. Mr. Faitelson’s arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On September 15, 2025, Guy Melamed, our Chief Financial Officer and Chief Operating Officer, entered into a Rule 10b5–1 trading arrangement. Mr. Melamed’s arrangement includes the potential sale of up to 94,502 vested shares of our common stock and up to 100% of restricted and performance stock units (net of stock units withheld for taxes) scheduled to vest in February 2026, and expires on September 10, 2026, unless earlier terminated in accordance with the provisions of the arrangement. Mr. Melamed’s arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Except as described above, during the fiscal quarter ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

October 29, 2025	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

October 29, 2025	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

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