Form 10-K
period 2025-12-31
VARONIS SYSTEMS INC
filed 2026-02-04
CIK 1361113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2025
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
Miami, FL 33131
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

As of June 30, 2025, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was approximately $5.56 billion.

As of January 30, 2026, the registrant had 117,447,726 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•stock price volatility;
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
•our ability to fully utilize our net operating loss carryforwards; and
•our indebtedness.

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
i

VARONIS SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2025

ii

PART I

Item 1.	Business

We were incorporated under the laws of the State of Delaware on November 3, 2004 and commenced operations on January 1, 2005. Our principal offices are located at 801 Brickell Avenue, Miami, FL 33131. For convenience in this report, the terms “Company,” “Varonis,” “we” and “us” may be used to refer to Varonis Systems, Inc. and/or its subsidiaries, except where indicated otherwise. Our telephone number is (877) 292-8767.

Overview

Varonis is a data security company focused on protecting what matters most to organizations: their data. Modern enterprises run on data that is created, copied, shared and accessed across cloud services, SaaS applications and on-premises environments, often faster than security teams can see, understand or control. We started Varonis around a simple observation that we believe has only intensified over time: the ability to create and share data scales far faster than the ability to secure it. Our strategy is built around closing that gap, giving organizations the deep visibility and automated controls to deeply understand their enterprise data, reduce exposure and respond to threats quickly, wherever their data lives.

Data growth itself is not new. What has changed is the combination of scale, sprawl and speed. Cloud transformation and artificial intelligence ("AI") initiatives are pushing data into more systems, across more environments and making it accessible to more users, applications and AI agents. As adoption of software-a-service (“SaaS”) and infrastructure-as-a-service (“IaaS”) has accelerated collaboration and productivity, it has also expanded and fragmented the enterprise data footprint. In many organizations, data security controls have not kept pace, increasing the likelihood that misconfigurations or credential compromise can lead to significant data exposure, threats and regulatory penalties.

We believe the adoption of AI materially raises the stakes for security and risk. Copilots, agents and automated workflows are now embedded in widely used enterprise platforms such as Microsoft 365, Salesforce, Google Workspace and Box and they increasingly act on data at machine speed. These systems typically rely on existing access controls to determine what data can be surfaced, summarized or acted upon. When those controls are overly permissive, poorly understood and unmonitored, AI can unintentionally amplify risk by scaling access faster than organizations can manage manually. As companies customize AI agents and train their own small and large language models, we believe the security of data, identities, agents and underlying infrastructure will increasingly require automated solutions.

In this environment, access becomes the risk multiplier. When too many people, systems or automated agents can reach sensitive data ungoverned, small incidents can quickly become large ones. We refer to this risk as the “blast radius.” We believe organizations must continuously reduce their blast radius – limiting unnecessary ability to access, move or misuse data – to reap the tremendous benefits of AI. Achieving this consistently and at scale isn’t possible through manual processes, making automation essential.

At the same time, threat actors continue to refine their methods of monetizing sensitive data, and regulatory expectations around privacy, data protection, and AI governance continue to evolve. Many organizations are also operating under real constraints – the demand for skilled security professionals continues to exceed supply, and teams are expected to manage growing complexity with limited resources. We believe these pressures will continue to drive adoption of automated approaches that reduce data exposure by default and enable faster detection and response.

Enterprises today rely on many combinations of data stores, cloud services and SaaS applications, making it difficult to understand data exposure holistically or control breach risk without a unified approach. We believe comprehensive coverage and automation are required to keep pace with the scale and complexity of modern data environments. Our platform has expanded from an initial focus on Windows files shares to cover a broad range of mission-critical cloud and on-premises data stores, cloud infrastructure environments, identity repositories, and key SaaS and AI applications. In 2022, we introduced the Varonis Data Security Platform as a SaaS offering to simplify deployment, accelerate time-to-value, and enable continuous cloud-delivered automation for protecting data.

Varonis software helps organizations of all sizes and industries protect sensitive data stored in the cloud and on-premises, including: files, emails and databases, confidential personal data, financial records, source code, strategic and product plans, and other intellectual property. As the volume, velocity and variety of enterprise data continues to grow, we have built an integrated platform designed to simplify and streamline data security, threat detection and response, and privacy and compliance workflows.

Platform and Technology

Our platform is designed around a core belief: in modern data environments, security outcomes are determined less by perimeter controls and more by how much access exists when something goes wrong. As data spreads across cloud services, SaaS applications and on-premises systems – and as humans, services and AI agents interact with that data at increasing speed – manual approaches to security do not scale. We believe reducing unnecessary access to sensitive data and automatically responding to abnormal behavior are essential to limiting the impact of inevitable failures.

At the foundation of the Varonis Data Security Platform is our ability to understand data in context. Our proprietary technology, continuously collects and analyzes metadata – data about data – across an organizations' environments. We understand what types of data exists, where it lives, who can access it and how it’s being used. This contextual view allows us to map relationships among users, devices, applications, automated agents and data objects, creating a durable model of the organization’s data exposure even as environments change.

This metadata-driven approach enables our platform to operate at enterprise scale with minimal impact on production systems. Rather than relying on static rules or periodic scans, the platform continuously normalizes metadata from disparate sources, making it actionable across hybrid and multi-cloud environments. We believe this persistent, contextual understanding of data is critical to enabling productivity and AI adoption that is effective and safe.

Building on this foundation, the Varonis Data Security Platform is designed to automate outcomes across data protection, threat detection and response, and privacy and compliance. The platform continuously discovers and classifies well-defined sensitive data like credit card numbers, SSNs and patient IDs, and uses machine learning and AI to identify novel domain- and organization-specific data such as recipes, contracts, formulas and other intellectual property. Beyond understanding the data estate, Varonis identifies excessive or risky access and automatically remediates exposure by right-sizing permissions and removing outdated or unnecessary access. By reducing the amount of data that users, systems and automated agents can reach, the platform helps organizations move toward a least-agency model that limits the potential blast radius of an incident without disrupting everyday business operations.

The same model is used to detect and respond to threats. By analyzing data access patterns – user and entity behavior and system activity together – the platform can identify suspicious behavior that could be compromised credentials, insider misuse, malware or ransomware. When threats are detected, the platform can automatically take action to contain it such as restricting access or locking down affected accounts, limiting potential damage and reducing recovery time.

The Varonis platform is offered as a SaaS offering, which we believe is key to our ability to deliver these outcomes at scale. SaaS delivery allows customers to deploy quickly, reduce infrastructure and operational overhead, and benefit from continuous updates to threat models, automation workflows and security capabilities, including our Managed Data Detection and Response (“MDDR”) offering, which are only available through our SaaS platform.

We have further expanded the platform’s capabilities with the introduction of Athena AI, a generative AI layer designed to enhance security operations rather than replace human judgement. Athena AI combines small and large language models with the platform’s deep understanding of data, identities, and prior incidents to help security teams with investigation, response and reporting. By enabling natural-language interaction and generating tailored response guidance, Athena AI helps teams act more quickly and effectively without requiring specialized expertise.

Our platform architecture is designed to be extensible. We continue to expand coverage across additional data stores, cloud services, and SaaS applications. We enhance functionality both organically and through strategic acquisitions. Our recent acquisition of Cyral, Inc. ("Cyral") enhanced our data security offering with database activity monitoring capabilities. We also acquired SlashNext, Inc. ("SlashNext"), an AI-based email security technology that gives Varonis the ability to detect and block modern social-engineering attacks across multiple communication channels. We believe this approach allows customers to consolidate security capabilities onto a single platform while giving us a framework to address emerging risks, including those introduced by AI-driven systems, new data types, and evolving regulatory requirements.

SaaS Delivery Model

Our platform is designed to deliver security outcomes at scale without requiring proportional increases in customer effort or staffing. By automating discovery, classification, access reduction and response, customers can reduce risk across large and complex data environments without relying on manual processes that do not scale.

The SaaS delivery model supports this approach by enabling rapid deployment, continuous updates and lower operational overhead. Customers can begin assessing risk and reducing exposure quickly, while benefiting from ongoing improvements to detection models, automation workflows and new capabilities delivered through the platform.

As part of our strategic transition to SaaS, we have announced the end-of-life of our self-hosted products as of December 31, 2026.

Size of Our Market Opportunity

The International Data Corporation’s Global DataSphere Forecast, 2025-2029, predicts that over the next five years, data will grow at a compound annual growth rate of 25.4% to reach more than 527 zettabytes (or 527 trillion Gigabytes) by 2029. That data will include both structured and unstructured data, but unstructured data overwhelmingly dominates, accounting for approximately 90% of the data created each year. We expect this significant growth to continue creating a need for automation technologies to protect and manage data. We believe that the diverse coverage and functionality offered by our platform positions us well to capitalize on this powerful trend in the digital universe.

Growth Strategy

Our objective is to be the primary platform enterprises rely on to protect their most sensitive data. We believe the combination of accelerating data growth, expanding use of SaaS and cloud infrastructure, and the adoption of AI-driven systems creates a durable, long-term opportunity for automated data security. Our growth strategy is focused on scaling a unified platform that reduces data exposure, limits the impact of incidents and enables customers to operate securely as their environments become more complex.

Extend the Platform Through Innovation and Strategic Transactions. We intend to continue investing in product development to expand the capabilities of the Varonis Data Security Platform and address new use cases from changes in how data is created, accessed and used. Our platform architecture allows us to add coverage across additional data stores, cloud services and SaaS applications, as well as introduce new automation and response capabilities without requiring customers to deploy separate point solutions.

In addition to organic innovation, we selectively pursue strategic acquisitions that extend our platform or accelerate entry into adjacent markets where we believe automation and context provide a competitive advantage. We focus on technologies that can be integrated into our platform to enhance data visibility, reduce exposure and improve detection and response outcomes, including recent additions in database activity monitoring and email security. We believe this disciplined approach allows us to expand functionality while maintaining a unified operating model.

Grow Adoption Within Existing Customers. We believe our existing customer base represents a significant opportunity for continued growth. As customer environments evolve, data volumes increase and AI-driven workflows expand, organizations typically extend data security controls to additional systems and use cases. Our platform is designed to scale with customer needs, enabling broader adoption across data stores, applications and environments over time. Our renewal rate for the year ended December 31, 2025 continued to be over 90%,

We expect increased adoption to be driven by customers consolidating security capabilities onto a single platform. By delivering ongoing improvements through our platform and focusing on risk reduction outcomes, we aim to deepen customer relationships and maintain high renewal rates.

Acquire New Customers Through Platform-Led Expansion.. We continue to target new customers across industries and geographies that face growing data security, compliance and operational challenges. While our platform is built to support organizations of all sizes, we remain focused on larger enterprises that can benefit most from automation at scale.

Our go-to-market approach combines a global network of channel partners with a highly trained sales organization that engages customers through risk assessments and platform demonstrations. We believe this model creates efficiencies in customer acquisition while clearly articulating the value of reducing data exposure and limiting incident impact.

Scale SaaS, Automation, and Managed Services. The transition to a SaaS delivery model is central to our growth strategy. SaaS delivery enables faster deployment, continuous improvement and increased automation, while also supporting recurring revenue and operational leverage. It also provides the foundation for advanced capabilities including our MDDR offering, which delivers 24x7x365 monitoring and response backed by service-level commitments.

We believe demand for managed and automated security outcomes will continue to increase as organizations seek to operate securely with constrained internal resources. By combining platform automation with expert-led response, we aim to help customers reduce risk and simplify operations.

Expand Internationally and Establish Platform Leadership. We believe there is a significant opportunity to expand adoption of our platform internationally as data protection, privacy and security requirements become increasingly global. We continue to invest in international sales, marketing, and partner relationships to support this expansion.

We also work closely with leading cloud services providers, storage vendors and SaaS platforms to ensure compatibility and integration across the enterprise ecosystem. We believe these relationships, combined with our broad coverage and automation capabilities, position the Varonis Data Security Platform to become a standard foundation for enterprise data security.

Competition

The markets in which we operate are competitive and evolving. Enterprises address data security, privacy and threat detection through a combination of internal processes and software solutions, including point products designed to address specific use cases. While some vendors offer functionality that overlaps with individual components of our platform, we believe the competitive landscape is increasingly shaped by differences in approach, rather than by any single feature.

Many organizations have historically addressed data security through fragmented tools focused on visibility, classification or monitoring within isolated environments. We believe this approach is insufficient as data becomes more distributed across cloud services, SaaS applications, and on-premises systems, and as access is granted not only to users but also to services and automated agents. In this environment, the ability to understand data in context and reduce unnecessary access at scale becomes a critical differentiator.

We compete with a range of vendors that provide standalone or partially integrated solutions across areas such as data security posture management, data discovery and classification, data privacy, directory and identity security, and threat detection and response. We also face competition from broader security platforms that offer adjacent capabilities. In addition, large cloud providers and SaaS vendors continue to expand native security features within their platforms.

We believe our competitive position is strengthened by the breadth of environments we support and by our ability to deliver automated outcomes across data security, threat detection and response, and privacy and compliance within a single platform. Our approach is designed to reduce data exposure proactively, limit the potential impact of incidents and respond quickly when threats occur, rather than relying primarily on alerts and manual intervention.

As organizations increasingly adopt SaaS, cloud infrastructure, and AI-driven systems, we believe the limitations of manual, rules-based and alert-centric security models become more apparent. Solutions that depend heavily on customer configuration, tuning and ongoing human oversight may struggle to scale as environments grow in size and complexity. We believe automation will become an essential requirement for effective data security.

Competition in our markets is influenced by several factors including the effectiveness and reliability of solutions, the breadth of support environments, scalability, ease of deployment and the ability to deliver measurable risk reduction. We believe we compete favorably across these areas, however, some competitors may have greater resources, longer operating histories, broader brand recognition or deeper relationships with certain customers and partners, which could affect our ability to compete in specific situations.

As the market continues to evolve, we expect competition to increase as new vendors enter the space and existing providers expand their offerings. We believe our focus on platform consolidation, automation, and reducing data exposure positions us to compete effectively as customer requirements continue to change.

Products

Our products are delivered through our flagship Varonis Data Security Platform, a unified platform designed to protect enterprise data across cloud, SaaS and on-premises environments. With the introduction of our SaaS offering, we have simplified how customers use our capabilities by moving away from individually licensed modules and towards a platform-based model. This approach is intended to reduce complexity, accelerate adoption ,and enable customers to realize value from automation across multiple use cases.

Software-as-a-Service ("SaaS")

The Varonis Data Security Platform is offered as a SaaS solution and is sold as a platform license that includes a core set of integrated capabilities. We believe this delivery and licensing model reflects how customers increasingly prefer to consume security technology: as a continuously updated service that reduces operational overhead and supports automation at scale.

The Varonis Data Security Platform SaaS license includes capabilities designed to help customers understand their data exposure, reduce unnecessary access, and detect and respond to threats. These capabilities include:

•Varonis Data Security Platform. We know that customers who utilize a higher number of licenses see more value upfront through automation and synergy between modules. Therefore, we drastically simplified our subscription licensing under SaaS, combining five of our most popular licenses into a single Varonis Data Security Platform license. The Varonis Data Security Platform SaaS license includes new capabilities not available in our self-hosted product suite. Today, the Varonis Data Security Platform SaaS license includes:

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

◦User & entity behavior analytics. Profiles users, agents and devices and their associated behaviors with respect to systems and data, detects and alerts on meaningful deviations that indicate compromise. New UEBA threat models are automatically delivered to customers to guard against evolving tactics used by cybercriminals, insiders and advanced persistent threats (APTs).

Customers select which environments to protect by purchasing “Protection Packages.” These packages allow customers to extend the platform across:

◦Microsoft 365. Includes support for SharePoint Online, OneDrive for Business, Microsoft Teams, and Entra ID (formerly known as Azure AD). Customers can purchase add-on support for Exchange Online, Microsoft 365 Copilot and ChatGPT Enterprise.

◦Windows & NAS. Includes support for Windows/CIFS-based file shares and NAS storage such as Nutanix, Nasuni, Panzura, Pure Storage, NetApp and Dell EMC. Customers can purchase add-on support for on-premises Active Directory, UNIX/Linux and Edge devices (VPN, DNS, proxy).

◦Hybrid. Combined support for the protected resources in the Microsoft 365 and Windows & NAS packages.

◦Cloud Environments. Protects data across SaaS applications and IaaS environments. The protected resources currently include Salesforce, AWS, Azure, Google Cloud, Google Workspace, Databricks, ServiceNow, Snowflake, Confluence, Slack, GitHub, Okta, Box, Jira, Zoom and databases.

We believe this packaging approach enables customers to scale coverage over time while maintaining a consistent operating model.

The SaaS platform also serves as the foundation for advanced capabilities that require persistent visibility and automation, including our MDDR offering. MDDR provides customers with continuous monitoring and response backed by defined service-level commitments and is available exclusively through our SaaS platform.

Database and Email Security Capabilities

In addition to our core platform functionality, we offer specialized capabilities that extend protection to additional high-risk areas.

•Varonis Database Activity Monitoring (“DAM”). Provides cloud-native monitoring and security for on-premises and cloud databases and is integrated with the broader platform to deliver consistent visibility, classification, and response.

•Varonis Interceptor. Provides best-of-breed phishing prevention and malicious link interception with multi-modal AI and URL sandboxing technologies, extending platform protection to email and collaboration channels. When combined with our MDDR solution, Varonis Interceptor detects and protects across data stores, applications, and communication channels.

On-Premises Subscription Products

Prior to the introduction of our SaaS offering, we sold our products primarily through self-hosted subscription licenses that allowed customers to deploy individual modules on-premises. These products used our core technology to provide visibility, classification, access governance and monitoring across enterprise data environments.

As part of our strategic transition to SaaS, we have announced the end-of-life of our on-premises subscriptions as of December 31, 2026. We expect customers to adopt our SaaS platform as the primary way to engage our capabilities going forward.

Customers

We serve a global customer base across more than 95 countries, supporting organizations that operate in different environments and face significant security, privacy and compliance requirements. Our customers span a wide range of industries, including financial services, public, healthcare, industrial, insurance, energy and utilities, technology, construction and engineering, education, and consumer and retail sectors.

Our platform is used by organizations ranging from small and mid-sized businesses to large multinational enterprises with hundreds of thousands of employees and petabytes of data. While our solutions are applicable across company sizes, a significant portion of our customer base consists of larger enterprises that benefit most from automation at scale and from a unified approach to data security.

We believe our customer relationships are durable and expand over time. As customer data volumes grow, environments become more distributed and AI-driven workflows are adopted, customers typically extend platform coverage to additional data stores, applications, and use cases. This expansion is supported by our platform-based model, continuous SaaS delivery and focus on reducing data exposure and operational burden.

Our customers include organizations that manage highly sensitive information, such as personal and financial data, intellectual property and regulated data. We believe our ability to deliver automated risk reduction, rapid detection and response, and measurable security outcomes, positions as a long-term partner rather than a point solution provider.

Services

Maintenance and Support of Subscription and Perpetual Licenses

Maintenance and support associated with a term license subscription is included in the Term license subscriptions revenue line of the statement of operations. Maintenance and support associated with past perpetual licenses is included in the Maintenance and services line of the statement of operations. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services. Our renewal rate for 2025 continued to be over 90%. Due to the transition to a SaaS delivery model, we expect maintenance and support revenues related to term license subscriptions to decline, as we move closer to their end-of-life. Additionally, we do not expect perpetual license revenues in the future and, accordingly, we also expect the associated maintenance and support to decline.

We maintain a customer support organization that provides all levels of support to our customers. Our customers receive guaranteed response times, direct telephonic support and access to online support portals. Our customer support organization has global capabilities with expertise in both our software and complex IT environments and associated third-party infrastructure.

Sales and Marketing

Sales

We sell our products and services through a global network of resellers and distributors, which we refer to as our channel partners. These channel partners sell our products to end customers and play a key role in identifying opportunities, maintaining customer relationships and supporting deployment. Sales to channel partners are subject to our standard, non-exclusive channel partner agreements that are generally renewed annually and can be terminated by either party with notice.

Our channel model is complemented by a highly trained, professional sales organization that is responsible for market development, managing partner relationships and supporting customer engagements. Our sales teams work closely with channel partners to conduct platform demonstrations and risk assessments that help customers understand their data exposure and the value of reducing risk through automation. We believe this approach allows us to clearly articulate and show the value of our platform.

Marketing

Our marketing strategy is focused on building brand and product awareness of the Varonis Data Security Platform, educating the market on data risk and automation, and supporting customer adoption and expansion. We seek to communicate the business and security outcomes our platform delivers rather than emphasizing individual features or point solutions.

We execute our marketing programs through a combination of internal teams, external partners and channel collaboration. Our activities include brand and content marketing, demand generation, field marketing and partner marketing, customer education and public relations. We also engage with industry analysts, host customer and community events and provide educational resources such as webinars, training programs, and technical content.

We believe that sustained investment in thought leadership and education is important as data security requirements evolve, particularly in areas such as cloud adoption and AI-driven systems. Our marketing efforts are designed to support long-term platform adoption by helping customers and partners understand how to reduce data exposure and operate as environments grow more complex.

Research and Development

Our research and development efforts are focused on advancing the Varonis Data Security Platform by expanding coverage, increasing automation and improving our ability to reduce data exposure and respond to threats at scale. We invest in innovation that strengthens the platform’s core capabilities and allows it to adapt as enterprise data environments, threat models and regulatory requirements evolve.

We conduct the majority of our research and development activities in Israel, which we believe provides access to a highly skilled engineering workforce with deep expertise in security, data systems and large-scale software development. In addition to organic development, we selectively pursue strategic acquisitions that bring specialized technologies and talent to the platform, accelerating innovation while maintaining a unified architecture.

We believe our sustained investment in research and development supports the long-term competitiveness of our platform and positions us to address emerging risks, including those introduced by new data types, cloud architecture and AI-driven systems.

Intellectual Property

We attempt to protect our technology and the related intellectual property under patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. No single intellectual property right is solely responsible for protecting our products. The nature and extent of legal protection of our intellectual property rights depends on, among other things, its type and the jurisdiction in which it arises. As of December 31, 2025, we had 116 issued patents and 63 pending patent applications in the United States. Our issued U.S. patents expire between 2026 and 2043. We also had 95 patents issued and 79 applications pending for examination in non-U.S. jurisdictions, and 31 pending Patent Cooperation Treaty (“PCT”) patent applications, all of which are counterparts of our U.S. patent applications. The claims for which we have sought patent protection relate primarily to inventions we have developed for incorporation into our products.

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

Seasonality

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Trends.”

Employees and Human Capital Resources

As of December 31, 2025, we had 2,658 employees and independent contractors who developed, marketed, sold and supported our technology solutions, including 1,139 in the United States, 916 in Israel and 603 in other countries.

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

•Create Opportunities for Growth and Development. We focus on creating opportunities for employee growth, development, training and education, including opportunities to cultivate talent and identify candidates for new roles from within the company, as well as management and leadership development programs. Employee training and education includes online certification, in person certification and new hire training bootcamps. We also conduct manager training programs on an annual basis, which include in-depth managerial and coaching skills, as well as tailored feedback. We have established an internal mentoring program in which seasoned employees' mentor new managers based on defined goals.

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

Our business depends on our current and prospective customers’ ability and willingness to invest in IT services, including cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including inflationary pressure, currency fluctuations and a higher interest rate environment, changes in gross domestic product growth, instability in connection with political elections, potential future government shutdowns, the federal government’s failure to raise the debt ceiling, financial and credit market fluctuations, the imposition of trade barriers and restrictions such as tariffs, including tariffs implemented around the world by the United States or other countries, political deadlock, restrictions on travel, natural catastrophes, warfare and terrorist attacks, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. For example, our operations, and the operations of our customers and partners, were affected by geopolitical turmoil and sanctions caused by the war between Russia and Ukraine, and the COVID-19 pandemic and efforts to control its spread, including by mandatory business closures and capacity limitations imposed by the jurisdictions in which we operate. Similar events and restrictions in the future could negatively affect our business.

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

Data security is a rapidly growing and evolving market, driven by increasing regulatory demands, the proliferation of data across hybrid environments, the rising sophistication of cyber threats and increasing AI usage, which increases the need for data security. As a result, the market is attracting investment from both established players and emerging innovators, which is driving increased awareness for the need to secure data, increasing the size of the data security market and intensifying the competitive landscape. Over time, we have strategically made investments in our platform to better serve our customers and also address new use cases, which has grown our market opportunity and also brought us into more competitive discussions.

While there are some companies which offer certain features similar to those embedded in our solutions, and others with whom we compete in certain tactical use cases, we believe that no single competitor delivers the same automated outcomes on the number of platforms and applications that we support. However, we do face competition from a select group of software vendors that provide standalone solutions similar to those features embedded in our comprehensive platform, particularly in the markets we serve. We also face direct competition in specific use cases, specifically DSPM, data discovery and classification, privacy, data migration, data subject access requests and Active Directory security. As we continue to augment our functionality with AI security, insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA") and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. Our growing presence in the cloud data security market and our broader product coverage are also placing us in more direct competition with companies focused on discovery and classification. As customer requirements evolve and new technologies emerge, we face heightened competition from companies—both established and emerging—that develop solutions targeting the enterprise data market.

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

Lastly, at times, we engage in discussions and collaborations with other technology companies, including companies that offer security‑related products, regarding potential partnerships, integrations, or commercial relationships. While these discussions are intended to expand our ecosystem and market reach, they may involve the sharing of information about our products, strategy, and potential future development plans. Even where appropriate confidentiality measures are in place, these counterparties may use knowledge gained through such interactions to inform their own product development, roadmap decisions, or competitive strategies, including in ways that increase competition with us. As a result, our efforts to pursue partnerships could accelerate the development of competing offerings or otherwise adversely affect our competitive position.

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy, and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

Privacy and data protection laws in the United States and internationally are rapidly evolving and remain subject to uncertainty. U.S. federal, state, and foreign authorities have enacted, and continue to consider, laws governing the collection, use, disclosure, storage, and security of personal information. In the United States, the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA) impose significant obligations on businesses and grant consumers enhanced rights, such as the ability to opt out of certain sales of personal information. In 2025, additional comprehensive privacy laws took effect in Delaware, Iowa, Nebraska, New Hampshire, New Jersey, Tennessee, Minnesota, and Maryland, and further state privacy laws are scheduled to take effect in 2026, including in Indiana, Kentucky, and Rhode Island. Collectively, these frameworks generally require detailed disclosures, honoring consumer rights, and implementing robust data protection safeguards, and they expand the patchwork of compliance obligations across the United States.

Internationally, nearly every jurisdiction where we operate has established its own privacy and data security framework, often more restrictive than U.S. laws, governing the collection, use, storage, disclosure, and protection of data that identifies or could identify an individual (for example, names, email addresses, and, in some jurisdictions, IP addresses). The European Union’s General Data Protection Regulation (GDPR) imposes stringent obligations, and the United Kingdom has implemented similar legislation. In 2025, the United Kingdom enacted the Data (Use and Access) Act 2025, which amends the UK GDPR regime, including targeted changes related to automated decision‑making, cookies, recognized legitimate interests, regulator powers, and international transfers. In December 2025, the European Commission renewed its UK adequacy decisions (subject to review), supporting continued data flows between the UK and the EEA.

Cross‑border data transfers from the European Economic Area and the UK to the United States rely on mechanisms such as standard contractual clauses, the UK’s International Data Transfer Agreement (or Addendum), and the EU–U.S. Data Privacy Framework (including its UK extension). In September 2025, the European General Court upheld the validity of the EU–U.S. Data Privacy Framework, providing near‑term stability for organizations that self‑certify to the framework; however, challenges and appeals remain possible, and the transfer landscape continues to evolve. Compliance with GDPR, the UK regime as amended by the Data (Use and Access) Act 2025, and other international privacy laws may require significant operational changes and costs, while non‑compliance could result in substantial fines, litigation, and reputational harm, adversely affecting our business, financial condition, and results of operations.

Certain U.S. and international laws also require companies to notify individuals of security breaches involving personal information, whether caused by us or our service providers. Despite contractual protections, a breach could harm our reputation, erode customer trust, reduce sales, lead to customer loss, and expose us to liability or significant remediation costs. Beyond government regulation, privacy advocates and industry groups may introduce new self‑regulatory standards that could apply to us. We also anticipate continued legislative and regulatory developments in privacy, data protection, and information security, the impact of which remains uncertain. New laws, amendments, or reinterpretations of existing requirements—as well as evolving industry standards and contractual obligations—may increase compliance costs and restrict our operations. Because interpretation and enforcement of these requirements are uncertain, they may conflict with our current practices or product features. If so, we could face fines, litigation, or be required to make fundamental changes to our business or software, which may not be commercially feasible and could limit our ability to innovate. Failure to adequately address privacy concerns—whether valid or perceived—or to comply with applicable requirements could result in additional costs, liability, reputational harm, inhibited sales, and other adverse effects on our business.

Furthermore, compliance costs and other burdens imposed by privacy and data protection laws applicable to our customers may increase the cost of using our products, limit their adoption, and reduce overall demand. In addition, privacy and personal information security concerns—whether well‑founded or not—may discourage market acceptance of our products, particularly in certain industries and international markets.

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

We may not be able to predict renewal or conversion rates and their impact on our future revenues and operating results.

Although our solutions are designed to increase the number of customers that purchase our products and the number of products purchased by existing and new customers to create a recurring revenue stream that increases and is more predictable over time, our customers are not required to renew their subscriptions for our solutions and they may elect not to renew when, or as we expect, or they may elect to reduce the scope of their original purchases or delay their purchase. We cannot accurately predict renewal or conversion rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear contracts. Customer renewal or conversion rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction and reductions in customer spending levels or customer activity due to economic downturns, the adverse impact of import tariffs, inflation or other market uncertainty. If our customers do not renew their contracts when or as we expect, or if they choose to renew for fewer products or renew for shorter contract lengths or if they renew on less favorable terms, our revenues and earnings may decline, and our business may suffer. Further, we plan to end-of-life our self-hosted business as of December 31, 2026, which we expect to increase the uncertainty with our remaining term license customers going forward. This may result in a decline in revenues and cause revenues to be more difficult to predict for a period of time. We may occasionally inform customers that products or services will be reaching their end-of-life and will no longer be supported or receive updates or security patches. Failure to effectively manage this process could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.

Our quarterly results of operations have fluctuated and may fluctuate significantly due to variability in our revenues which could adversely impact our stock price.

Our revenues and other results of operations have fluctuated from quarter to quarter in the past and could continue to fluctuate in the future. Historically, the fluctuation was partially due to the front-loaded revenue recognition nature of our business. Additionally, the Company has converted the significant majority of its customers to a SaaS delivery model that recognizes revenue ratably and not up front. However, there are still a number of term license subscriptions remaining to be converted and, as a result, we may present reduced revenues as compared to prior periods, and comparing our revenues and results of operations on a period-to-period basis may not be meaningful and should not be relied on for any particular period. Our revenues depend in part on the conversion of enterprises that have undergone risk assessments into paying customers; however, these risk assessments may not be converted at the same historical rates or at all. At the same time, the majority of our sales are typically made during the last three weeks of every quarter. We may fail to meet market expectations for that quarter if we are unable to close the number of transactions that we expect during this short period and closings are deferred to a subsequent quarter or not closed at all. The closing of a large transaction in a particular quarter may raise our revenues in that quarter and thereby make it more difficult for us to meet market expectations in subsequent quarters and our failure to close a large transaction in a particular quarter or any renewals may adversely impact our revenues in that quarter. In addition, our sales cycle from initial contact to delivery of and payment for the software license generally becomes longer and less predictable with respect to large transactions and often involves multiple meetings or consultations at a substantial cost and time commitment to us. Further, we have been focusing on the conversion of our current OPS customers to our SaaS platform and the sales cycle of such conversions can and may continue to take longer than the acquisition of new customers. Moreover, we base our current and future expense levels on our revenue forecasts and operating plans, and our expenses are relatively fixed in the short-term. Accordingly, we would likely not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues and even a relatively small decrease in revenues could disproportionately and adversely affect our financial results for that quarter.

The variability and unpredictability of these and other factors, many of which are outside of our control, could result in our failing to meet or exceed financial expectations for a given period and may cause the price of our common stock to decline substantially.

If we do not successfully optimize and manage our predominantly SaaS‑based business model, or if the remaining transition away from self‑hosted products fails to progress as expected, our results of operations could be negatively impacted.

As our business is now substantially SaaS‑focused, our future performance depends heavily on our ability to effectively operate, scale, and continuously improve our SaaS offerings. Although customer adoption of our SaaS solutions has increased significantly, uncertainties remain regarding whether and when our remaining self‑hosted customers will convert and the degree to which our SaaS offerings will continue to meet evolving customer expectations for functionality, reliability, security, and value.

This SaaS strategy continues to pose a number of risks, including the following:

•our revenues and operating margins may fluctuate more than anticipated as our business model relies increasingly on subscription revenues, which may be more sensitive to renewal rates, customer usage patterns, and macroeconomic conditions;
•the remaining self‑hosted customer base may convert more slowly than projected, or certain customers may choose not to transition at all, which could reduce expected growth or require continuing investment in legacy offerings;
•customers may continue to express concerns related to long‑term pricing, data access, data residency, or vendor lock‑in, which could affect new subscription sales or renewal rates;
•we may be unsuccessful in maintaining or adjusting our pricing models, product tiers, or packaging strategies, or such changes may adversely affect customer adoption, demand, or earnings;
•if our customers do not renew their subscriptions, reduce usage, or delay renewal decisions, our revenues may decline and our business and operating results may suffer;
•our hosting, infrastructure, or third‑party cloud costs may exceed forecasts, or our SaaS platform may not scale or operate as efficiently as anticipated, negatively affecting gross margins;
•we may incur higher than expected sales compensation expenses if the pace of remaining conversions or new SaaS sales varies from forecasted levels; and
•our sales force and customer facing teams may face ongoing challenges with selling and supporting SaaS solutions, which may lead to productivity issues, increased turnover, or the need for additional training and investment.

If we fail to effectively manage or optimize our SaaS‑focused operating model, or if customer adoption, retention, or conversion does not continue at expected levels, our revenues, margins, and overall results of operations could suffer.

Our results of operations could be negatively affected by foreign currency exposures.

Our functional and reporting currency is the U.S. dollar. While the majority of our revenues and expenses are denominated in U.S. dollars, we also generate revenues and incur operating expenses in foreign currencies, primarily the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and New Israeli Shekel. As a result, our operating results are exposed to movements in foreign currency exchange rates.

Exchange rates between the U.S. dollar and foreign currencies have been volatile in recent years. In addition, based on our current geographic revenue mix, cost structure and expected growth profile, even if foreign exchange rates remain at or near current levels, we expect to experience foreign currency‑related headwinds in future periods, which could adversely affect our reported revenues, operating margins and results of operations.

A strengthening of the U.S. dollar relative to foreign currencies may increase the local‑currency cost of our software and renewals for customers outside the United States and may adversely affect demand, pricing, renewal rates and revenue growth. At the same time, a weakening of the U.S. dollar against currencies in which we incur expenses would increase the U.S. dollar equivalent of those costs, including employee compensation and other operating expenses at our non‑U.S. locations, which could negatively impact operating margins and increase compensation pressure in those regions.

We use foreign currency forward contracts to hedge a portion of our exposure to foreign‑currency‑denominated revenues and operating expenses. These hedging activities may not fully offset the impact of current or future exchange rate movements and involve costs and risks, including cash requirements, management time and resources, external implementation costs, potential accounting impacts and the risk of losses resulting from volatility in foreign currency markets or differences between the exchange rates of the currencies being hedged. As a result, our results of operations and financial condition may be adversely affected by foreign exchange rate movements even if exchange rates remain stable.

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

We have a relatively short history operating our business at its current scale. For example, we have increased the number of our employees and have expanded our operations and product offerings. This limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in new markets that may not develop as expected. Because we depend in part on the market’s acceptance of our products, it is difficult to evaluate trends that may affect our business. If our assumptions regarding these trends and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Moreover, although we have experienced significant growth historically, we may not continue to grow as quickly, or at all, in the future.

Our future success will depend in large part on our ability to, among other things:

• convert our remaining self-hosted customers to our SaaS delivery model;
•manage our introduction of cloud-based solutions;
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

We have incurred net losses in each year since our inception, including a net loss of $129.3 million, $95.8 million and $100.9 million in each of the years ended December 31, 2025, 2024 and 2023, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2024 and 2025, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the years ended December 31, 2025 and 2024, approximately 71% and 73%, respectively, of our total revenues were derived from sales in the

United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our success depends in part on maintaining, converting to SaaS and increasing our sales to customers in the public sector.

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

While we extend our technological capabilities though innovation and strategic transactions, including our recently announced MDDR, DAM, email security and cloud-based solutions, we cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to extend our technological expertise and develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

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

If we fail to anticipate market requirements or stay abreast of technological changes, we may be unable to successfully introduce new products, expand the functionality of our current products or convince our customers and potential customers of the value of our solutions in light of new technologies. In addition, it is possible that our product innovations, including our recently announced MDDR, DAM, email security and cloud-based solutions, may not provide satisfactory results to our customers. Accordingly, our business, results of operations and financial condition could be materially and adversely affected.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their agreements or not buy additional products in the future, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our renewal rate for the years ended December 31, 2025, 2024 and 2023 continued to be over 90%.

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

As of December 31, 2025, we have 116 issued patents in the United States and 63 pending U.S. patent applications. We also had 95 patents issued and 79 applications pending for examination in non-U.S. jurisdictions, and 31 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

As of December 31, 2025, we have accumulated $211.5 million of federal NOL, $182.0 million of state NOL and $10.5 million of federal research credit carryforwards since inception. Future changes in our stock ownership, including future offerings, as well as changes that may be outside of our control, could result in a subsequent ownership change under Section 382, that would impose an annual limitation on NOLs. In addition, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Accordingly, we may be unable to earn enough taxable income in order to fully utilize our current NOLs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in July 2025, the TCJA, as revised by the OBBBA, requires all U.S. companies to capitalize and subsequently amortize research and development expenses that fall within the scope of Section 174 over fifteen years for research and development activities conducted outside of the U.S. As of the fourth quarter of 2025, we have accounted for an estimate of the effects of the research and development capitalization, based on interpretation of the law as currently enacted. Once our available NOLs or tax credits are fully utilized, then, due to the capitalization of research and development expenses for those activities conducted outside of the U.S., we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In September 2024, we issued the 2029 Notes. As of December 31, 2025, we have $460.0 million outstanding aggregate principal amount of the 2029 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. As of December 31, 2025, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of December 31, 2025, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of December 31, 2025, we have options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 8.6 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. A significant decline in our stock price has and could in the future subject us to securities class action litigation, such as the purported class action litigation filed against us and certain of our executive officers in January 2026, as more fully described in Note 2N, “Contractual Purchase Obligations and Contingent Liabilities ” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Such securities litigation, and any potential securities litigation in the future, could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows and may cause a significant increase in the premium paid for our directors and officers insurance.

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

The Chief Information Security Officer (“CISO”) and the information security team that reports to the CISO help identify, assess and manage our cybersecurity and privacy threats and risks, including through the use of our external and internal risk assessments. The CISO and the information security team identify and assess risks from cybersecurity threats by monitoring and evaluating our networks, data and our risk profile using various methods including, among other things, manual tools, automated tools, analyzing reports of threats and actors, conducting scans of the computer networks, internal and/or external audits (including compliance audits with respect to FedRamp, ISO (27001, 27017, 27018, and 27701), SOC 2, PCI DSS, HDS and HIPAA for our corporate and cloud based software solutions), conducting assessments for potential internal and external threats, third-party-conducted risk assessments, conducting vulnerability assessments, third-party-conducted red/blue team testing and tabletop incident response exercises and subscribing to reports and services providing cybersecurity threat intelligence.

Depending on the environment, we implement and maintain various technical, physical and administrative processes, measures, standards and policies designed to manage and mitigate risks from cybersecurity threats to our Information Systems and Data, including, among other things, incident detection and response plan and procedures, a vulnerability management policy, disaster recovery/business continuity plans, risk assessments, recovery tests, cryptography, network security controls, secured remote access, access controls, change management, physical security, asset management, secured software development lifecycle, logging and monitoring, third-party risk management programs, security awareness trainings, third-party and company penetration testing, cybersecurity insurance and dedicated cybersecurity staff. We use our own software to help further mitigate the risk of a material cybersecurity incident. In addition, our Varonis Data Security Platform is deployed internally as part of our insider threat, data security posture, security operations and compliance management programs.

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

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The technology committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The technology committee meets quarterly with members of management, including our CISO, Chief Information Officer ("CIO") and Chief Technology Officer, as applicable, to discuss cybersecurity developments, significant cybersecurity threats and risks and the processes we have implemented to address them. The audit committee also receives presentations related to cybersecurity threats, risk and mitigation on a semi-annual basis unless more frequent discussions are necessary. The board of directors also receives a presentation from our CISO or CIO on our cybersecurity measures and risks at least annually.

Our cybersecurity risk assessment and management processes are implemented and maintained by our CISO. Dror Shemesh, our CISO beginning in August 2025, is certified by Certified Information Systems Security Professional (CISSP), among other technical certifications he holds with respect to cybersecurity. He has worked over the last fifteen years in the security industry, and prior to working with us, he was the Senior Director of Information Security of CyberArk, Global Information Security Manager of Playtech, Information Security Expert of 888holdings, Infrastructure Security Engineer of Bank Hapoalim, Support Team Leader of Perion Network and Support Engineer at Microsoft. Our CISO oversees the implementation and compliance of our information security standards and mitigation of information security related risks.

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

We have offices in Herzliya, Israel where we employ the majority of our research and development team and a portion of our support and general and administrative teams. We also have offices in North Carolina and Cork, Ireland which serve as our primary U.S. and EMEA customer support and inside sales center, respectively. Additionally, we have offices in New York and Florida and smaller offices in the United Kingdom, Arizona, France, Oregon, Australia, Germany, the Netherlands, Singapore and Luxembourg which serve as regional sales offices and some of which are customer support centers. Our office space is primarily leased, the majority of which is under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings

The information required by this Item is incorporated herein by reference to Part II, Item 8. “Financial Statements and Supplementary Data,” Note 2m, “Contractual Purchase Obligations and Contingent Liabilities” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Stockholders

As of January 21, 2026, there were five stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

STOCK PERFORMANCE GRAPH

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2020 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our common stock on December 31, 2025, the last trading day of our 2025 fiscal year, was $32.80 per share.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Varonis Systems, Inc.
NASDAQ Composite
NASDAQ Computer

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/30/2024	12/31/2025
Varonis Systems, Inc.	$100.00	$89.44	$43.90	$83.03	$81.47	$60.14
NASDAQ Composite	$100.00	$121.39	$81.21	$116.47	$149.83	$108.33
NASDAQ Computer	$100.00	$137.86	$88.54	$147.39	$200.98	$258.44

Purchase of Equity Securities by Issuer and Affiliated Purchasers

In October 2025, our board of directors authorized a share repurchase program of up to $150.0 million of our common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The October 2025 Share Repurchase Program will expire in October 2026. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

The following table summarizes the share repurchase activity during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - October 31	—	$—	—	150,000
November 1 - November 30	—	$—	—	150,000
December 1 - December 31	448	$33.45	448	135,000

(1) Average price paid per share includes costs associated with the repurchases.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Transition to a SaaS Delivery Model

In response to the evolving needs of our customers and the growing threat landscape, we strategically transitioned to a SaaS delivery model. As of December 31, 2025, SaaS as a percentage of total ARR was approximately 86%. This transition was driven by the increased importance of an automated, data-centric approach to security and the demand for comprehensive protection in the face of heightened cyber risks, collaboration across multiple platforms, the adoption of generative AI tools and the necessity for compliance. Enterprises now use many different combinations of on-premises and cloud data stores, SaaS applications and IaaS environments and this complexity requires a greater level of automated security. We believe our offering provides comprehensive data coverage and our ability to address this demand has and will continue to be a key driver of our growth.

In the second half of 2021, we launched our first SaaS offering, introducing new products and support for cloud infrastructure environments and applications. At the end of 2022, we announced the availability of our flagship Varonis Data Security Platform as a SaaS solution, which was previously only sold as a self-hosted solution. The benefits of SaaS delivery are widely established for both customers and providers, and we believe this evolution of a SaaS delivery option for the Varonis Data Security Platform is transformational. The advantages include: quicker and easier deployment and maintenance of solutions with reduced infrastructure and personnel requirements; a lower total cost of ownership; faster deployment of risk assessments, which is the core of our sales motion; enhanced threat detection; continual threat model updates; increased automation for securing data in place; and the ability to deliver additional features and functionality to customers more efficiently. In addition, our MDDR offering further reduces both the likelihood of a breach and its potential impact through agentic AI, enabling automated 24x7x365 monitoring with a service level agreement (SLA) that requires Varonis to respond to alerts within a specified time frame. Our MDDR offering is only available for our SaaS customers because of the automation and visibility that’s built into our SaaS platform. In 2025, we further expanded our data coverage through the acquisition of Cyral which allowed us to enter the Database Activity Monitoring (DAM) market and SlashNext, which, together with our MDDR offering, strengthens our ability to stop attacks via email and collaboration apps.

Since launching our SaaS offerings, we have seen SaaS deployments grow significantly and they are now the primary driver of our revenues. We expect SaaS revenues to continue to increase. However, our revenues may be negatively impacted due to revenue recognition accounting treatment variations associated with the increase in SaaS sales and whether and when existing term license subscription customers will continue to convert to SaaS. In addition, we have announced the end-of-life for our self-hosted business as of December 31, 2026. We expect this to result in increased variability with our remaining self-hosted customers going forward and for revenue fluctuations to persist as we seek to convert our remaining term-license customers to SaaS.

Overview

Varonis is a data security company focused on protecting what matters most to organizations: their data. Modern enterprises run on data that is created, copied, shared and accessed across cloud services, SaaS applications and on-premises environments, often faster than security teams can see, understand or control. We started Varonis around a simple observation that we believe has only intensified over time: the ability to create and share data scales far faster than the ability to secure it. Our strategy is built around closing that gap, giving organizations the deep visibility and automated controls to deeply understand their enterprise data, reduce exposure and respond to threats quickly, wherever their data lives.

We sell substantially all of our products and services through channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading firms in the financial services, public, healthcare, industrial, insurance, energy and utilities, technology, construction and engineering, education and consumer and retail sectors. We believe our existing customer base serves as a strong source of future incremental revenues given our broad platform of products, their growing volumes and complexity of enterprise data and related security concerns. We will continue our focus on targeting larger organizations who can make sizable purchases with us initially and over time. We are also focused on maintaining a high renewal rate by investing in the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available. Our product offering currently contains coverage for most mission-critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. Our renewal rate continued to be over 90% for the year ended December 31, 2025. In addition, our business has substantially transitioned to SaaS and we have announced the end-of-life for our self-hosted business as of December 31, 2026. We expect this to result in increased variability with our remaining self-hosted customers throughout the end-of-life period and as we seek to convert these remaining customers to SaaS.

We believe there is a significant long-term growth opportunity in both domestic and international markets, which could include any organization that relies on data stored in SaaS applications, IaaS environments, NAS devices, file shares, databases and email servers. For the year ended December 31, 2025, approximately 71% of our revenues were derived from the United States, while approximately 21% of our revenues were derived from EMEA and approximately 8% from ROW. Additionally, despite the revenue recognition variations from the accounting treatment associated with the positive trend of our increase in SaaS sales and existing customer conversions to SaaS, total revenues still grew approximately 13% for the year ended December 31, 2025, compared with the year ended December 31, 2024. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During 2025, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with the increase in SaaS sales and existing customer conversions to SaaS. For the years ended December 31, 2025, 2024 and 2023, SaaS revenues were $462.6 million, $208.8 million and $44.4 million, respectively. For the years ended December 31, 2025, 2024 and 2023, our total revenues were $623.5 million, $551.0 million and $499.2 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we had operating losses of $146.5 million, $117.7 million and $117.2 million and net losses of $129.3 million, $95.8 million and $100.9 million, respectively.

Key Performance Indicators and Recent Business Highlights

Annual Recurring Revenues

Annual recurring revenues is a key performance indicator defined as the annualized value of active SaaS contracts, term-based subscription license contracts and maintenance contracts in effect at the end of that period. SaaS contracts, term-based subscription license contracts and maintenance contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As we have substantially transitioned to a SaaS delivery model and announced the end-of-life of our self-hosted business as of December 31, 2026, ARR associated with SaaS contracts ("SaaS ARR") will become a key performance indicator throughout 2026. Accordingly, we are disclosing SaaS ARR until the end-of-life of the self-hosted business is complete, at which point, ARR and SaaS ARR will be materially consistent.

As of December 31, 2025, 2024 and 2023, ARR was $745.4 million, $641.9 million and $543.0 million, respectively, an increase of 16% and 18% period over period, respectively. As of December 31, 2025, SaaS ARR is $638.5 million. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. ARR and SaaS ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect ARR and SaaS ARR to continue to increase in absolute dollars.

Transition to SaaS Delivery Model, SaaS as a Percentage of ARR and SaaS renewal rate

Over the last several years, we strategically expanded our offering to be delivered as SaaS solutions. During that time, we have seen SaaS deployments grow significantly and expect them to continue to increase. Due to differences in the revenue recognition accounting treatment and the conversion of existing term license subscription customers to SaaS, there may be significant variations in the reported revenues for a given period compared to the same period in the previous year. We expect these revenue variations to persist as we seek to convert our remaining term license subscription customers to SaaS and complete the end-of-life of our self-hosted business.

As of December 31, 2025, SaaS as a percentage of total ARR was approximately 86%. We expect this percentage to continue to increase as we seek to convert our remaining self-hosted customers to SaaS and we end-of-life our self-hosted business by the end of 2026. Accordingly, the historical renewal rate disclosure will be replaced by the SaaS renewal rate starting in 2026. This performance metric aligns with our new business model and how management views the business.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $1,096.7 million as of December 31, 2025 and we expect RPO to increase in absolute dollars.

Business Acquisitions

On March 17, 2025, we completed the acquisition of Cyral, a private company which develops DAM software that uses agentless and stateless interception technology.

On August 28, 2025, we completed the acquisition of SlashNext, a private AI-native email security provider that detects advanced phishing and social engineering attacks.

For further information regarding the Cyral and SlashNext acquisitions, refer to Note 8 of our consolidated financial statements.

Components of Operating Results

Revenues

SaaS Revenues. SaaS revenues relate to the Varonis Data Security Platform delivered as a SaaS model. Over the last several years, we began to offer SaaS-delivered solutions and strategically enhanced our platform to safeguard customers' most mission-critical assets, including cloud environments, SaaS applications and on-premises data. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. Our SaaS solutions are the primary driver of our revenues and we expect SaaS revenues to continue to grow considerably. Conversions from a license sold on-premises to our SaaS offering during the original subscription period are accounted for on a prospective basis.

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

Our renewal rate for each of the years ended December 31, 2025, 2024 and 2023 continued to be over 90%. We measure the renewal rate for our customers over a 12-month period, based on a dollar renewal rate for contracts expiring during that time period. The expected increase in SaaS revenues, combined with the timing of conversions and renewals, as well as conversion and renewal rates, may result in significant variation in the revenues we recognize in a given period. We expect term license subscription revenues and perpetual license revenues, including the associated maintenance and support related to perpetual licenses, to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from SaaS, term license subscriptions and maintenance and services revenues for the periods presented.

	Year Ended December 31,
	2025	2024	2023
	(as a percentage of total revenues)
Revenues:
SaaS	74.2%	37.9%	8.9%
Term license subscriptions	17.6%	46.1%	71.4%
Maintenance and services	8.2%	16.0%	19.7%
Total revenues	100.0%	100.0%	100.0%

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

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. We have seen the impact of these seasonal patterns, due to differences in revenue recognition accounting treatment, decline in 2025 and we expect it to continue to decline, as we seek to sell more of our SaaS offering to customers and complete the end-of-life of our self-hosted business.

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

Research and Development. Research and development expenses primarily consist of personnel costs attributable to our research and development personnel, as well as allocated overhead costs. We expense research and development costs as incurred, except for certain internal use software development costs that are capitalized. We expect that our research and development expenses will continue to increase in absolute dollars as we further strengthen our technology platform and invest in the development of both existing and new products through the hiring of talented and capable employees.

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

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (OBBBA). Included in this legislation are provisions that allow for the immediate expensing of U.S. research and development expenses and certain capital expenditures, as well as changes to the U.S. taxation of profits derived from foreign operations. The impact of this legislation has been included within our consolidated financial statements.

Results of Operations

The following tables are a summary of our consolidated statements of operations in dollars and as a percentage of our total revenues.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Statement of Operations Data:
Revenues:
SaaS	$462,595	$208,781	$44,417
Term license subscriptions	109,635	254,241	356,490
Maintenance and services	51,302	87,928	98,253
Total revenues	623,532	550,950	499,160
Cost of revenues	131,974	93,847	71,751
Gross profit	491,558	457,103	427,409
Operating expenses:
Research and development	237,814	196,765	183,838
Sales and marketing	301,342	288,769	277,893
General and administrative	98,916	89,220	82,901
Total operating expenses	638,072	574,754	544,632
Operating loss	(146,514)	(117,651)	(117,223)
Financial income, net	30,194	34,644	30,305
Loss before income taxes	(116,320)	(83,007)	(86,918)
Income taxes	(13,004)	(12,758)	(13,998)
Net loss	$(129,324)	$(95,765)	$(100,916)

	Year Ended December 31,
	2025	2024	2023
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	74.2%	37.9%	8.9%
Term license subscriptions	17.6	46.1	71.4
Maintenance and services	8.2	16.0	19.7
Total revenues	100.0	100.0	100.0
Cost of revenues	21.2	17.0	14.4
Gross profit	78.8	83.0	85.6
Operating expenses:
Research and development	38.1	35.8	36.8
Sales and marketing	48.3	52.4	55.7
General and administrative	15.9	16.2	16.6
Total operating expenses	102.3	104.4	109.1
Operating loss	(23.5)	(21.4)	(23.5)
Financial income, net	4.8	6.3	6.1
Loss before income taxes	(18.7)	(15.1)	(17.4)
Income taxes	(2.0)	(2.3)	(2.8)
Net loss	(20.7)%	(17.4)%	(20.2)%

Comparison of Years Ended December 31, 2025 and 2024

Revenues

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Revenues:
SaaS	$462,595	$208,781	121.6%
Term license subscriptions	109,635	254,241	(56.9)%
Maintenance and services	51,302	87,928	(41.7)%
Total revenues	$623,532	$550,950	13.2%

	Year Ended December 31,
	2025	2024
	(as a percentage of total revenues)
Revenues:
SaaS	74.2%	37.9%
Term license subscriptions	17.6	46.1
Maintenance and services	8.2	16.0
Total revenues	100.0%	100.0%

For the year ended December 31, 2025, our revenues increased 13% compared to the year ended December 31, 2024, despite increased SaaS sales and existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 122% from $208.8 million for the year ended December 31, 2024, to $462.6 million for the year ended December 31, 2025, as we completed our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and upselling and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the near future. ARR was $745.4 million and $641.9 million as of December 31, 2025 and 2024, respectively, representing an increase of 16%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn, despite our renewal rate continuing to be over 90% for each of the years ended December 31, 2025 and 2024. We continue to expect less maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Cost of revenues	$131,974	$93,847	40.6%

	Year Ended December 31,
	2025	2024
	(as a percentage of total revenues)
Total gross margin	78.8%	83.0%

The increase in cost of revenues was primarily related to a $19.7 million increase in third-party hosting costs associated with our transition to a SaaS delivery model. The increase is also due to a $15.0 million increase in salaries, benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the completion of our SaaS transition, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong renewal rates.

Operating Expenses

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Operating expenses:
Research and development	$237,814	$196,765	20.9%
Sales and marketing	301,342	288,769	4.4%
General and administrative	98,916	89,220	10.9%
Total operating expenses	$638,072	$574,754	11.0%

	Year Ended December 31,
	2025	2024
	(as a percentage of total revenues)
Operating expenses:
Research and development	38.1%	35.8%
Sales and marketing	48.3%	52.4%
General and administrative	15.9%	16.2%
Total operating expenses	102.3%	104.4%

The increase in research and development expenses was primarily related to a $35.5 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisitions, an increase of $5.7 million in facilities and allocated overhead costs, a $4.3 million increase in third-party hosting costs associated with our transition to a SaaS delivery model and a $1.5 million increase in acquisition-related costs associated with the business acquisitions, partially offset by a $6.7 million decrease in acquired in-process research and development costs associated with a prior period asset acquisition.

The increase in sales and marketing expenses was primarily related to an increase of $5.2 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model, a $5.0 million increase in salaries, benefits and stock-based compensation expense and an increase of $2.1 million in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $4.8 million in salaries and benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business, a $2.5 million increase in consulting and services fees and a $2.1 million increase in acquisition-related costs associated with the business acquisitions.

Financial Income, Net

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Financial income, net	$30,194	$34,644	(12.8)%

The decrease in financial income, net was primarily due to amortization of premiums on marketable securities, foreign currency losses and higher interest and issuance cost amortization expense related to the 2029 convertible note, partially offset by higher interest income.

Income Taxes

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Income taxes	$(13,004)	$(12,758)	1.9%

Income taxes for the year ended December 31, 2025, including the increase in income taxes, were comprised of foreign and U.S. income taxes.

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

Comparison of Years Ended December 31, 2024 and 2023

For a comparison of our results of operations for the years ended December 31, 2024 and 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 6, 2025, which comparative information is herein incorporated by reference.

Seasonality and Quarterly Trends

When selling on-premises subscription products, our quarterly results reflect seasonality in the sale of our products and services. Historically, we have experienced a pattern of increased sales in the fourth quarter. This trend makes it difficult to achieve sequential revenue growth in the first quarter of the following year. Because of purchasing trends, demand for our products and services is typically slowest in the first quarter, resulting in a decrease in quarterly revenues from the fourth quarter to the first quarter of the subsequent fiscal year. Our gross margins and operating margins have been affected by these historical trends because the majority of our expenses are relatively fixed quarter over quarter. Our expenses, which do not vary directly with revenues, and the seasonal pattern described above have an impact on the cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses as a percentage of revenues in each calendar quarter during the year. We have seen the impact of these seasonal patterns, due to the ratable revenue recognition of SaaS, decline in 2025 and we expect it to continue to decline, as we seek to sell more of our SaaS offering to customers and complete the end-of-life of our self-hosted business. The majority of our expenses are personnel-related costs, which consist of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation. As a result, we have not experienced significant seasonal fluctuations in the timing of expenses from period to period.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2025 and 2024. For a discussion of our liquidity and capital resources and our cash flow activities for the fiscal year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 6, 2025, which discussion is herein incorporated by reference.

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$147,431	$115,200
Net cash used in investing activities	(837)	(532,255)
Net cash provided by (used in) financing activities	(129,697)	371,900
Increase (decrease) in cash and cash equivalents	$16,897	$(45,155)

As of December 31, 2025, our cash and cash equivalents, short-term marketable securities and short-term deposits of $921.0 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of December 31, 2025, we held $187.2 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the amount and timing of conversions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

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

For 2025, net cash provided by operating activities were $147.4 million. We have historically observed two seasonal patterns that impact our net cash provided by operating activities, which we continue to expect under a SaaS delivery model. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For 2025, cash inflows were $80.2 million from our net loss excluding non-cash and non-operating cash flow charges. Additional sources of cash inflows were from changes in our working capital, including a $148.1 million increase in deferred revenues, a $52.8 million increase in accrued expenses and other liabilities, a $2.4 million increase in other long-term liabilities and a $1.2 million increase in trade payables. This was partially offset by a $83.6 million increase in prepaid expenses and other short-term assets (including deferred commissions), a $52.6 million increase in accounts receivable and a $1.1 million increase in other long-term assets. Our days’ sales outstanding (“DSO”) for the three months and year ended December 31, 2025 was 81 and 77, respectively.

For 2024, net cash provided by operating activities were $115.2 million. Sources of cash inflows were $102.1 million from our net loss excluding non-cash and non-operating cash flow charges. Additional sources of cash inflows were from changes in our working capital, including a $110.4 million increase in deferred revenues, a $17.3 million increase in accrued expenses and other liabilities, a $3.6 million increase in trade payables, a $0.3 million decrease in other long-term assets and a $0.3 million increase in other long-term liabilities. This was partially offset by a $95.2 million increase in prepaid expenses and other short-term assets (including deferred commissions) and a $23.7 million increase in accounts receivable. Our DSO for the three months and year ended December 31, 2024 was 77 and 74, respectively.

Investing Activities

Our investing activities consist primarily of acquisitions, capital expenditures to purchase property and equipment, including leasehold improvements, capitalized internal-use software, purchase and sale of deposits and marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

For 2025, net cash used in investing activities of $0.8 million was primarily attributable to $123.5 million of cash paid for acquisitions, net of cash acquired, $12.6 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space and $2.9 million for capitalized internal-use software expenditures. This was partially offset by net proceeds of $135.5 million in marketable securities and net proceeds of $2.7 million in deposits.

For 2024, net cash used in investing activities of $532.3 million was primarily attributable to net investments of $529.4 million in marketable securities, $6.7 million for in-process research and development and $6.7 million in capital expenditures to support our growth including hardware, office equipment and leasehold improvements mainly in connection with existing office space. This was partially offset by net proceeds of $10.5 million in deposits.

Financing Activities

For 2025, net cash used in financing activities of $129.7 million was attributable to $115.0 million in repurchases of common stock, $29.2 million in taxes paid related to net share settlement of equity awards and $0.1 million in repayment of

2025 convertible senior note principal, partially offset by $14.3 million of proceeds from employee stock plans and $0.3 million in proceeds from options to repurchase common stock.

For 2024, net cash provided by financing activities of $371.9 million was attributable to $449.6 million of net proceeds from the issuance of convertible senior notes and $16.1 million of proceeds from employee stock plans, partially offset by $55.5 million related to purchases of capped calls associated with the issued convertible senior notes and $38.3 million in taxes paid related to net share settlement of equity awards.

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

Share Repurchase Programs

In February 2025, our board of directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (the “February 2025 Share Repurchase Program”). Under the February 2025 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The February 2025 Share Repurchase Program was completed in April 2025.

In October 2025, our board of directors authorized a share repurchase program of up to $150.0 million of the Company’s common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. At December 31, 2025, we had $135.0 million of capacity remaining under our October 2025 Share Repurchase Program which will expire in October 2026. The number of shares to be purchased and the timing of purchases will be based on our trading windows, available liquidity, and general business and market conditions.

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2025 for the upcoming years were as follows:

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
Operating lease obligations	$13,639	$14,929	$11,809	$13,440	$12,364	$24,808	$90,989

We have obligations related to unrecognized tax benefit liabilities totaling $50.5 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have contractual minimum purchase commitments with service providers through August 31, 2027, October 31, 2028 and May 31, 2031. These commitments total $4.9 million, $2.5 million and $23.9 million due within the next 12 months, respectively and $10.5 million, $3.8 million and $377.6 million (with no specified annual commitments), respectively, due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that our accounting policies described in Note 2. Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K, the critical accounting policy estimates, assumptions and judgments that have the most significant impact on our consolidated financial statements are described below. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Revenue Recognition:

We generate revenues primarily in the form of SaaS revenues, term license subscriptions and maintenance and services fees. SaaS revenue is recognized ratably over the associated contract period. Term license subscription software sold on-premises is recognized at the point in time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with term license subscription software is recognized ratably over the term of the agreement.

We enter into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Judgment is required when considering the terms and conditions of these contracts and estimating the standalone selling price ("SSP"). The transaction price for these contracts is allocated to the separate performance obligations on a relative SSP basis. The SSP is the price at which we would sell the promised SaaS, term-based license or maintenance services to a customer. For software licenses and maintenance included in term license subscriptions, we determine the standalone selling prices based on the price at which we separately sell maintenance renewals for past perpetual licenses.

Income Taxes:

We account for income taxes using the asset and liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

We account for unrecognized tax positions under a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met and in determining the expected benefit when developing the provision for income taxes. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Changes in these or other factors could result in material increases or decreases in our provision for income taxes in the period in which we make the change.

Business Combinations:

We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make judgments, estimates and assumptions, especially with respect to intangible assets. Although we believe our estimates of fair value are based upon assumptions believed to be reasonable, they are based on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Examples of these judgments include, but are not limited to, future expected cash flows, discount rates, useful lives, technology obsolescence rates and customer attrition rates.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation, as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis, which resulted in updated income tax disclosures. See Note 12 in the accompanying notes to our consolidated financial statements for further detail.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to measure credit losses on current accounts receivable and contract assets under ASC No. 606, "Revenue from Contracts with Customers." The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-05 is permitted. We adopted ASU 2025-05 during the year ended December 31, 2025, on a prospective basis, which did not have a material impact on our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The ASU was updated to improve the navigability of the required interim disclosures within ASC No. 270 and to clarify when the guidance applies. This ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU are required to be adopted for interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective or retrospective approach. We are currently evaluating the effect of adopting the ASU on our condensed consolidated financial statement disclosures.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the years ended December 31, 2025 and 2024 were earned in non-U.S. dollar denominated currencies, mainly in the Euro and Pound Sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and New Israeli Shekel, and to a lesser extent the Euro, Pound Sterling, Canadian dollar, Australian dollar and Singapore dollar. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2025, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our consolidated financial statements.

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

Interest Rate Risk

As of December 31, 2025, we have cash and cash equivalents, short-term marketable securities and short-term deposits of $921.0 million and investments in long-term marketable securities of $187.2 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

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

In September 2024 we issued the 2029 Notes, which have a fixed annual interest rate of 1.00%, and therefore, we do not have economic interest rate exposure on the 2029 Notes. However, the value of the 2029 Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2029 Notes is affected by our stock price. The fair value of the 2029 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the 2029 Notes at face value less unamortized costs in our consolidated balance sheets, and we present the fair value for required disclosure purposes only.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Varonis Systems, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition - Evaluation of standalone selling price of subscription licenses

Description of the Matter

As described in Note 2n to the consolidated financial statements, the Company generates revenues, among others, from term license subscriptions that are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software and maintenance associated with term license subscriptions software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. The term license subscriptions software and maintenance are distinct and accounted for as separate performance obligations, and the Company allocates the transaction price to each performance obligation based on its relative standalone selling price.

Term license software subscriptions are recognized at the point in time when the software license has been delivered and the benefit of the asset has been transferred. Maintenance associated with term license software subscriptions is recognized ratably over the term of the agreement.

The Company does not sell term license software subscriptions or maintenance for term license software subscriptions on a standalone basis. Therefore, the Company makes subjective assumptions to estimate the standalone selling price for each of the performance obligations and determines the standalone selling price based on observable standalone selling prices of maintenance contracts associated with past perpetual licenses.

Auditing the Company’s determination of the standalone selling price for the term license software subscriptions and maintenance for term license software subscriptions was challenging and complex due to the high degree of judgment involved in the determination of the estimated standalone selling price. Changes to the standalone selling price could have a significant impact on revenues recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s estimation of the standalone selling price for the term license software subscriptions and maintenance for term license software subscriptions.

We evaluated management’s methodology and reasonableness of assumptions used for the estimate of standalone selling price by testing the completeness and accuracy of management’s analysis and underlying data by tracing a selection of data points from relevant transactions to management's analysis. We also tested the mathematical accuracy of management’s related calculations.

Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

We have served as the Company’s auditor since 2007.

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

Tel-Aviv, Israel
February 4, 2026

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VARONIS SYSTEMS, INC.

Opinion on Internal Control over Financial Reporting

We have audited Varonis Systems, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Varonis Systems, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cyral, LLC (Cyral) and SlashNext, LLC (SlashNext), which are included in the 2025 consolidated financial statements of the Company. Cyral and SlashNext each constituted less than 1% of total and net assets (excluding acquired goodwill and intangible assets), as of December 31, 2025 and less than 1% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cyral and SlashNext.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

Tel-Aviv, Israel
February 4, 2026

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$202,482	$185,585
Marketable securities	681,225	343,383
Short-term deposits	37,259	39,450
Trade receivables (net of allowance of $1,260 and $2,518 at December 31, 2025 and December 31, 2024, respectively)	242,822	192,832
Prepaid expenses and other short-term assets	134,767	116,824
Total current assets	1,298,555	878,074

Long-term assets:
Long-term marketable securities	187,202	658,896
Operating lease right-of-use assets	57,677	45,593
Property and equipment, net	36,032	30,795
Intangible assets, net	16,687	—
Goodwill	135,276	23,135
Other assets	60,183	27,782
Total long-term assets	493,057	786,201
Total assets	$1,791,612	$1,664,275

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2025	2024
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$5,735	$4,313
Accrued expenses and other short-term liabilities	225,411	164,930
Convertible senior notes, net	—	250,529
Deferred revenues	427,811	290,113
Total current liabilities	658,957	709,885

Long-term liabilities:
Convertible senior notes, net	452,259	450,243
Operating lease liabilities	59,749	42,789
Deferred revenues	14,406	2,211
Other liabilities	7,585	3,491
Total long-term liabilities	533,999	498,734

Stockholders’ equity:
Share capital
Common stock of $0.001 par value - Authorized: 200,000,000 shares at December 31, 2025 and December 31, 2024; Issued and outstanding: 117,546,852 shares at December 31, 2025 and 112,550,156 shares at December 31, 2024	118	113
Accumulated other comprehensive income	23,132	2,676
Additional paid-in capital	1,444,885	1,193,022
Accumulated deficit	(869,479)	(740,155)
Total stockholders’ equity	598,656	455,656
Total liabilities and stockholders’ equity	$1,791,612	$1,664,275

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended
	December 31,
	2025	2024	2023
Revenues:
SaaS	$462,595	$208,781	$44,417
Term license subscriptions	109,635	254,241	356,490
Maintenance and services	51,302	87,928	98,253
Total revenues	623,532	550,950	499,160

Cost of revenues	131,974	93,847	71,751

Gross profit	491,558	457,103	427,409

Operating expenses:
Research and development	237,814	196,765	183,838
Sales and marketing	301,342	288,769	277,893
General and administrative	98,916	89,220	82,901
Total operating expenses	638,072	574,754	544,632

Operating loss	(146,514)	(117,651)	(117,223)
Financial income, net	30,194	34,644	30,305

Loss before income taxes	(116,320)	(83,007)	(86,918)
Income taxes	(13,004)	(12,758)	(13,998)

Net loss	$(129,324)	$(95,765)	$(100,916)

Net loss per share of common stock, basic and diluted	$(1.13)	$(0.86)	$(0.92)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	114,413,076	111,660,541	109,141,894

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended
	December 31,
	2025	2024	2023
Net loss	$(129,324)	$(95,765)	$(100,916)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	4,085	(3,448)	1,547
Income (loss) on marketable securities reclassified into earnings, net of tax	(161)	(650)	401
	3,924	(4,098)	1,948

Unrealized income on derivative instruments, net of tax	12,428	26,264	13,216
Income (loss) on derivative instruments reclassified into earnings, net of tax	4,104	(10,841)	(14,256)
	16,532	15,423	(1,040)
Total other comprehensive income	20,456	11,325	908

Comprehensive loss	$(108,868)	$(84,440)	$(100,008)

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of January 1, 2023	107,673,052	$108	$1,055,048	$(9,557)	$(543,474)	$502,125
Stock-based compensation expense	—	—	139,819	—	—	139,819
Common stock issued under employee stock plans	2,931,316	2	12,647	—	—	12,649
Taxes related to net share settlement of equity awards	—	—	(21,415)	—	—	(21,415)
Repurchase of common stock	(1,500,647)	(1)	(43,521)	—	—	(43,522)
Unrealized loss on derivative instruments, net of tax	—	—	—	(1,040)	—	(1,040)
Unrealized income on available for sale securities, net of tax	—	—	—	1,948	—	1,948
Net loss	—	—	—	—	(100,916)	(100,916)
Balance as of December 31, 2023	109,103,721	109	1,142,578	(8,649)	(644,390)	489,648
Stock-based compensation expense	—	—	126,682	—	—	126,682
Common stock issued under employee stock plans	3,397,390	3	16,079	—	—	16,082
Taxes related to net share settlement of equity awards	—	—	(38,295)	—	—	(38,295)
Unrealized income on derivative instruments, net of tax	—	—	—	15,423	—	15,423
Unrealized loss on available for sale securities, net of tax	—	—	—	(4,098)	—	(4,098)
Common stock issued for debt conversion	49,045	1	1,500	—	—	1,501
Purchase of capped calls related to Convertible senior notes	—	—	(55,522)	—	—	(55,522)
Net loss	—	—	—	—	(95,765)	(95,765)
Balance as of December 31, 2024	112,550,156	113	1,193,022	2,676	(740,155)	455,656
Stock-based compensation expense	—	—	130,242	—	—	130,242
Common stock issued under employee stock plans	2,344,025	2	14,347	—	—	14,349
Taxes related to net share settlement of equity awards	—	—	(29,162)	—	—	(29,162)
Repurchase of common stock	(2,928,780)	(3)	(114,997)	—	—	(115,000)
Unrealized income on derivative instruments, net of tax	—	—	—	16,532	—	16,532
Unrealized income on available for sale securities, net of tax	—	—	—	3,924	—	3,924
Common stock issued for debt conversion	8,185,885	8	251,431	—	—	251,439
Settlement of capped call transactions	(2,604,434)	(2)	2	—	—	—
Net loss	—	—	—	—	(129,324)	(129,324)
Balance as of December 31, 2025	117,546,852	$118	$1,444,885	$23,132	$(869,479)	$598,656

The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(129,324)	$(95,765)	$(100,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,309	11,126	11,703
Stock-based compensation	130,242	126,682	139,819
Amortization of deferred commissions	51,920	54,392	53,072
Non-cash operating lease costs	10,059	9,526	9,468
Amortization of debt issuance costs	2,976	2,144	1,514
Amortization of premium and accretion of discount on marketable securities, net	2,267	(12,690)	(9,354)
Income from options to repurchase common stock	(253)	—	—
Acquired in-process research and development	—	6,653	—
Changes in assets and liabilities:
Trade receivables	(52,554)	(23,716)	(33,137)
Prepaid expenses and other short-term assets	7,256	(35,332)	(21,459)
Deferred commissions	(90,866)	(59,820)	(53,505)
Other long-term assets	(1,134)	347	(577)
Trade payables	1,229	3,641	(2,290)
Accrued expenses and other short-term liabilities	52,826	17,317	(5,278)
Deferred revenues	148,074	110,389	69,882
Other long-term liabilities	2,404	306	474
Net cash provided by operating activities	147,431	115,200	59,416

Cash flows from investing activities:
Proceeds from maturities of marketable securities	364,955	308,840	301,350
Proceeds from sales of marketable securities	—	111,552	—
Investment in marketable securities	(229,446)	(949,841)	(517,948)
Proceeds from short-term and long-term deposits	253,268	34,795	214,444
Investment in short-term and long-term deposits	(250,579)	(24,254)	(135,823)
Acquisitions, net of cash acquired	(123,514)	—	—
Purchases of property and equipment	(12,628)	(6,694)	(5,099)
Capitalized internal-use software	(2,893)	—	—
Purchase of in-process research and development	—	(6,653)	—
Net cash used in investing activities	(837)	(532,255)	(143,076)

Cash flows from financing activities:
Proceeds from employee stock plans	14,349	16,082	11,537
Taxes paid related to net share settlement of equity awards	(29,162)	(38,295)	(21,415)
Repurchase of common stock	(115,000)	—	(43,522)
Repayment of convertible senior notes	(137)	—	—
Proceeds from options to repurchase common stock	253	—	—

Proceeds from issuance of convertible senior notes, net of issuance costs	—	449,635	—
Purchases of capped calls	—	(55,522)	—
Net cash provided by (used in) financing activities	(129,697)	371,900	(53,400)
Increase (decrease) in cash and cash equivalents	16,897	(45,155)	(137,060)
Cash and cash equivalents at beginning of period	185,585	230,740	367,800
Cash and cash equivalents at end of period	$202,482	$185,585	$230,740

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,585	$24,249	$16,089
Cash paid for interest	$7,724	$3,193	$3,196
Liability related to acquisition holdback	$3,502	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$19,118	$3,148	$3,166
Common stock issued for debt conversion	$251,439	$1,501	$—

 The accompanying notes are an integral part of these consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

NOTE 1:- GENERAL

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has sixteen wholly-owned subsidiaries.

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

The Company offers coverage for most mission-critical cloud and on-premises data stores and cloud infrastructure environments, and many critical SaaS applications. In 2022, Varonis announced the availability of its flagship Varonis Data Security Platform as a SaaS solution, which offers simpler deployment, faster time-to-value, and new automation capabilities that help customers prevent data breaches.

The Varonis Data Security Platform helps enterprises protect data against cyberattacks from both external and internal threats. The Company's products enable enterprises to analyze data, application and account activity and user and AI-related behavior to detect and prevent attacks. Its software platform prevents or limits unauthorized use of sensitive information, detects and prevents potential cyberattacks and limits potential damage by automatically locking down data, allowing access to only those who need it and automating the removal of stale data when it is no longer useful.

Customers rely on the Company's technology to achieve three board-level outcomes: preventing data breaches, complying with data-related regulations and enabling secure AI usage. Within each of these major areas, Varonis enables numerous use cases. These use cases include: automatic discovery and classification of high-risk, sensitive data, emails and databases; AI-readiness; data security posture management (DSPM); database activity monitoring ("DAM"); SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis of enterprise data and monitoring of user behavior and file, e-mail and AI-related activity; security monitoring and risk reduction; data breach, insider threat, malware, ransomware and phishing detection with Managed Data Detection and Response ("MDDR"); automatic response to ransomware and other severe incidents to limit exposure and reduce recovery times; data ownership identification, assignment, and automatic involvement; forensics, reporting and auditing with searchable logs; meeting security policy and compliance regulation; automatic data migration; cloud migration; automation of retention and disposition policies; automatic data quarantine; intelligent archiving; and automated indexing for data subject requests related to privacy and compliance requirements.

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

Accordingly, transactions denominated in currencies other than the functional currency are remeasured to the functional currency in accordance with Accounting Standards Codification ("ASC") No. 830, “Foreign Currency Matters” at the exchange rate at the date of the transaction or the average exchange rate in the quarter. At the end of each reporting period, financial assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-financial assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded as financial income, net in the consolidated statements of operations as appropriate.

b.	Principles of Consolidation:

The consolidated financial statements include the accounts of VSI and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

c.	Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s management evaluates estimates, including those related to evaluation of the standalone selling price of term license subscriptions, accounts receivable credit loss allowance, fair values of stock-based awards, deferred taxes and income tax uncertainties, and contingent liabilities. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The Company considers all investments and marketable securities purchased with maturities at the date of purchase of less than one year to be short-term. Investments and marketable securities purchased with maturities at the date of purchase greater than one year are classified as long-term assets, until the maturity date is in less than one year, at which point they are reclassified as short-term assets. Marketable securities are classified as available for sale debt securities and are, therefore, recorded at fair value in the consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, until realized. Realized gains and losses are determined based on the specific identification method and are reported in financial income, net in the consolidated statements of operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the consolidated statement of operations. Cash equivalents, marketable securities and short-term deposits consist of the following (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$120,155	$—	$—	$120,155
Total	$120,155	$—	$—	$120,155

Marketable securities
US Treasury securities	$679,959	$1,267	$(1)	$681,225
Total	$679,959	$1,267	$(1)	$681,225

Short-term deposits
Term bank deposits	$37,259	$—	$—	$37,259
Total	$37,259	$—	$—	$37,259

Long-term marketable securities
US Treasury securities	$186,971	$231	$—	$187,202
Total	$186,971	$231	$—	$187,202

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$133,113	$—	$—	$133,113
Total	$133,113	$—	$—	$133,113

Marketable securities
US Treasury securities	$342,751	$632	$—	$343,383
Total	$342,751	$632	$—	$343,383

Short-term deposits
Term bank deposits	$39,450	$—	$—	$39,450
Total	$39,450	$—	$—	$39,450

Long-term marketable securities
US Treasury securities	$661,955	$104	$(3,163)	$658,896
Total	$661,955	$104	$(3,163)	$658,896

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of December 31, 2025 and 2024.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, then impairment is recorded to the fair value of the security. If neither of these criteria are met, the securities are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company did not recognize impairment or an allowance for credit losses on available for sale marketable securities.

A short-term bank deposit is a deposit with a maturity of more than three months but less than one year. These deposits bore interest at rates ranging from 4.23% - 4.55%, per annum, as of December 31, 2025 and rates of 4.34% - 5.24%, per annum, as of December 31, 2024. Short-term deposits are presented at cost which approximates fair value due to their short maturities.

e.	Concentration of Credit Risks:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and trade receivables.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in France, Israel, the United Kingdom, Canada, Singapore, Ireland, Australia, Germany, the Netherlands, Luxembourg and India. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with reputable financial institutions and monitors the amount of credit exposure to each financial institution.

Trade receivables are recorded when the right to consideration is unconditional. The Company’s trade receivables are geographically diversified and derived primarily from sales through a network of distributors and value-added resellers (VAR) mainly in the United States and Europe, and to a lesser extent, in Asia. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and establishes an allowance for credit losses based upon a review of all significant outstanding invoices, historical collection experience, customer creditworthiness and current economic and market conditions. The Company elected to apply the practical expedient and assumed that current conditions as of the balance sheet date would not change for the remaining life of the assets. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

f.	Fair Value of Financial Instruments:

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Computer equipment		33%
Office furniture and equipment	14%	—	15%
Leasehold improvements		Over the shorter of the expected lease term or estimated useful life

h.	Capitalized Internal-use Software Development Costs:

The Company capitalizes certain development costs incurred in connection with its internal-use software in accordance with ASC No. 350-40, "Intangibles-Goodwill and Other-Internal Use Software." These capitalized costs are related to the Company's SaaS platform. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once internal-use software has reached the application development stage, direct internal and external costs are capitalized until the internal-use software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in the consolidated balance sheets. Management tests these assets for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. As of December 31, 2025, all capitalized internal-use software development assets were in the application development stage, as such, no amortization has been recorded in the consolidated statements of operations related to these assets and no impairment has been recorded.

i.	Leases:

The Company has various operating leases for office space and vehicles. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Some leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. Lease modifications result in remeasurement of the right-of-use assets and lease liabilities. In addition, some of the real estate leases contain variable lease payments, including payments based on a Consumer Price Index ("CPI"). Variable lease payments based on a CPI are initially measured using the index in effect at lease commencement. Additional payments based on the change in a CPI are recorded as a period expense when incurred. Further, as the implicit rate of the leases is not readily determinable, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company has elected the short-term lease exception for leases with a term of 12 months or less and it does not recognize right-of-use assets and lease liabilities on the balance sheet for these leases. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.

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

k.	Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets and Right-of-Use Assets:

Goodwill represents the excess of the fair value of the purchase consideration in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. The Company operates as one reporting segment, which consists of a single reporting unit. If the carrying amount of the Company's reporting unit exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. During the periods presented, no impairment of goodwill has been recorded.

Acquired intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and non-compete agreements, resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of the acquired intangible assets are recorded within cost of revenues and sales and marketing expense in the consolidated statements of operations.

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the periods presented, no impairment of long-lived assets has been recorded.

l.	Long-Term Lease Deposits:

Long-term lease deposits include long-term deposits for offices.

m.	Contractual Purchase Obligations and Contingent Liabilities:

Contractual Purchase Obligations

The Company has contractual minimum purchase commitments with service providers through August 31, 2027, October 31, 2028 and May 31, 2031. These commitments total $4,892, $2,505 and $23,872 due within the next 12 months, respectively and $10,500, $3,820, and $377,620 (with no specified annual commitments), respectively, due thereafter.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. From time to time, the Company is involved in claims and litigation in the ordinary course of business. The Company investigates these claims as they arise and legal provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, as of December 31, 2025 and 2024, the Company was not a party to any litigation that it believes will have a material adverse effect on the Company’s consolidated balance sheets, results of operations or cash flows.

On January 7, 2026, the Company and certain officers of the Company were named as defendants in a putative securities class action captioned, Molchanov v. Varonis Systems, Inc. et al, filed in the U.S. District Court for the Southern District of New York. The complaint alleges that defendants made misrepresentations or omissions in its public disclosures about the Company’s expected annual recurring revenue for fiscal year 2025 and the Company’s ability to convert existing self-hosted customers to its SaaS offering, between February 4, 2025 and July 29, 2025, in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and further alleges that certain officers are liable as control persons under Section 20(a) of the Exchange Act. The complaint seeks monetary damages. The Company believes these claims are without merit and intends to defend the action vigorously. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.

n.	Revenue Recognition:

The Company generates revenues primarily in the form of SaaS revenues, term license subscriptions and maintenance and services fees. SaaS revenues, including SaaS with MDDR, are provided on a subscription basis and allow customers to use hosted software. Over the last few years, the Company has introduced new products and support for cloud applications and infrastructure environments, including the Varonis Data Security Platform delivered as a SaaS solution, which was previously only sold as a self-hosted solution. Term license subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available), although the user can benefit from the software without its assistance. The Company sells its products worldwide through a network of distributors and value-added resellers and payment is typically due within 30 to 60 calendar days of the invoice date.

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

SaaS revenue is recognized ratably over the associated contract period, as this service has a consistent and continuous pattern of transfer to a customer during the contract period, beginning when access is provided and the benefit of the service is available. Conversions from a license sold on-premises to the Company’s SaaS offering during the original subscription period are accounted for on a prospective basis.

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

The Company enters into contracts that can include combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. SaaS, term license subscriptions (including maintenance associated with term license subscriptions) and maintenance and services are generally distinct since the customer can benefit from the products and services either on its own or together with other resources that are readily available and the promise to transfer these products and services is separately identifiable from other promises in the contract. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract. For software licenses and maintenance included in term license subscriptions, the Company determines the standalone selling prices based on the price at which it separately sells maintenance renewals for past perpetual licenses.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. In instances of contracts where revenue recognition differs from the timing of invoicing, the Company generally determined that those contracts do not include a significant financing component. The primary purpose of the invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's solutions, not to receive or provide financing. The Company uses the practical expedient and does not assess the existence of a significant financing component when the difference between payment and revenue recognition is a year or less. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to the tax authorities.

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs its obligations under the contract. Pursuant to these contracts, customers are generally invoiced on an annual basis. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $286,331 for the year ended December 31, 2025.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $1,096,662 as of December 31, 2025, of which it expects to recognize approximately 54% as revenue over the next 12 months and the remainder thereafter.

For information regarding disaggregated revenues, refer to Note 14.

o.	Contract Costs:

The Company pays sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. The Company capitalizes sales commissions earned by employees that are considered incremental and recoverable costs of obtaining a contract with a customer. Incremental sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on its technology, customer contracts and other factors, the Company has determined the expected period of benefit to be approximately four years. Incremental sales commissions which are commensurate, are capitalized and amortized over the related contractual period and aligned with revenue recognized from these contracts. Amortization expenses related to these costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Deferred sales commissions in the Company’s consolidated balance sheets were $97,020 and $57,047 as of December 31, 2025 and 2024, respectively. Amortization expense was $51,920, $54,392 and $53,072 for the years ended December 31, 2025, 2024 and 2023, respectively.

p.	Cost of Revenues:

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for the Company's customer support, customer success, MDDR and services employees; amortization of certain acquired intangible assets; third-party hosting fees; travel expenses; and allocated overhead costs for facilities, IT and depreciation.

q.	Accounting for Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” The Company grants restricted stock units which are generally subject to a service-based vesting condition. For restricted stock units, stock-based compensation expense is measured at the grant date, based on the estimated fair value of the equity award granted, and is recognized as expense on a straight-line basis over the requisite service period. In addition, the Company grants performance stock units which are generally subject to both a service-based vesting condition and a performance-based vesting condition. The number of performance stock units earned and eligible to vest are generally determined after a one-year performance period. For performance stock units, stock-based compensation expense is recognized using the graded vesting method over the requisite service period for each separately-vesting tranche of the award when it is probable that the performance conditions will be achieved. Compensation expense for performance stock units with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. The Company accounts for forfeitures as they occur for all stock-based awards.

r.	Research and Development Costs:

Research and development costs are charged to the statement of operations as incurred. ASC No. 985-20, “Software-Costs of Software to Be Sold, Leased, or Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. The Company does not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred, except for certain internal-use software development costs that are capitalized.

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

ASC No. 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax provisions in its taxes on income.

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

Derivative instruments measured at fair value and their classification in the consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of		Assets (liabilities) as of
	December 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$187,767	$21,605	$131,363	$773
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$—	$—	$56,256	$(2,902)
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$123,959	$6,465	$96,950	$3,083
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$—	$—	$142,051	$7,326
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$128,132	$(2,515)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other liabilities	$185,688	$(1,691)	$—	$—

Net gains (losses) related to cash flow hedges that were reclassified from accumulated other comprehensive income to the consolidated statements of operations are presented in the following table (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Revenues	$846	$580	$—
Cost of revenues	213	(159)	—
Research and development	2,363	(8,425)	(10,908)
Sales and marketing	281	(274)	—
General and administrative	699	(2,399)	(3,348)
Financial income, net	(298)	(164)	—
Total net gain (loss) related to cash flow hedges	$4,104	$(10,841)	$(14,256)

No material ineffective hedges were recognized for the years ended December 31, 2025, 2024 and 2023 in the consolidated statement of operations.

u.	Retirement and Severance Pay:

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

In addition, the Company also makes available pension plans to employees of other subsidiaries in which it operates. Total expenses related to retirement and severance pay amounted to $16,823, $13,774 and $11,707 for the years ended December 31, 2025, 2024 and 2023, respectively. The amount of severance payable included in other liabilities as of December 31, 2025 and 2024 is $3,012 and $2,952, respectively.

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

Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 8,562,690, 7,645,858 and 8,824,701 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the years ending December 31, 2025, 2024 and 2023, respectively. Additionally, 6,781,660 shares underlying the conversion option of the 2029 Notes for the year ending December 31, 2025, 14,971,860 shares underlying the conversion of the Notes for the year ending December 31, 2024 and 8,239,254 shares underlying the conversion option of the 2025 Notes for the year ending December 31, 2023, were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive.

w.	Recently Adopted Accounting Pronouncements:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation, as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis, which resulted in updated income tax disclosures. See Note 12 in the accompanying notes to the consolidated financial statements for further detail.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to measure credit losses on current accounts receivable and contract assets under ASC No. 606, "Revenue from Contracts with Customers." The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption of ASU 2025-05 is permitted. The Company adopted ASU 2025-05 during the year ended December 31, 2025, on a prospective basis, which did not have a material impact on the consolidated financial statements.

x.	Recently Issued Accounting Pronouncements Not Yet Adopted:

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The ASU was updated to improve the navigability of the required interim disclosures within ASC No. 270 and to clarify when the guidance applies. This ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU are required to be adopted for interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective or retrospective approach. The Company is currently evaluating the effect of adopting the ASU on its condensed consolidated financial statement disclosures.

NOTE 3:- PREPAID EXPENSES AND OTHER SHORT-TERM ASSETS

Prepaid expenses and other short-term assets consist of the following (in thousands):

	December 31,
	2025	2024
Government authorities and other receivables	$46,518	$46,053
Deferred commission	45,723	34,132
Foreign currency forward contracts derivatives	21,605	8,099
Prepaid expenses	20,921	28,540
Prepaid expenses and other short-term assets	$134,767	$116,824

NOTE 4:- PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Cost:
Leasehold improvements	$49,788	$45,062
Computer equipment	32,251	30,933
Office furniture and equipment	6,573	6,078
Internal-use software	3,660	—
	92,272	82,073
Accumulated depreciation	56,240	51,278
Property and equipment, net	$36,032	$30,795

Depreciation expense of property and equipment, net for the years ended December 31, 2025, 2024 and 2023 were $11,256, $9,863 and $10,177, respectively.

NOTE 5:- ACCRUED EXPENSES AND OTHER SHORT-TERM LIABILITIES

Accrued expenses and other short-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Government authorities and other	$91,129	$59,904
Accrued commissions	56,212	35,868
Employees and payroll related	38,054	24,693
Accrued expenses	27,762	30,718
Operating lease liabilities, current	9,739	10,845
Foreign exchange forward contract derivatives	2,515	2,902
Accrued expenses and other short-term liabilities	$225,411	$164,930

NOTE 6:- LEASES

The Company has various operating leases for office space and vehicles that expire through 2035. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

December 31, 2025
Operating lease right-of-use assets	$57,677

Operating lease liabilities, current	$9,739
Operating lease liabilities, long-term	59,749
Total operating lease liabilities	$69,488

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the consolidated balance sheets.

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

Some of the real estate leases contain variable lease payments, including payments based on a CPI. Variable lease payments based on a CPI are initially measured using the index in effect at lease commencement. Additional payments based on the change in a CPI are recorded as a period expense when incurred.

The Company has deposit guarantees issued by a financial institution to secure various operating lease agreements in connection with its office space.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of December 31, 2025, are as follows (in thousands):

December 31, 2025
2026	$12,588
2027	13,020
2028	9,842
2029	11,414
2030	10,277
Thereafter	24,808
Total undiscounted lease payments	$81,949

Less: Imputed interest	$(12,461)

Present value of lease liabilities	$69,488

As of December 31, 2025, the Company has an additional operating lease that has not yet commenced of $9,040. This operating lease is expected to commence in the first quarter of 2026 with a lease term of five years.

The weighted average remaining lease term and discount rate for all operating leases were as follows, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	7.61	5.39

Weighted average discount rate	4.27%	2.89%

Total operating lease cost for the years ended December 31, 2025, 2024 and 2023 was $9,868, $9,812 and $9,803, inclusive of sublease income of $1,635, $1,154 and $1,772, respectively and short-term lease cost of $908, $1,091 and $400, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 was $8,578, $8,242 and $11,044, respectively.

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

The 2025 Notes were settled prior to or on their maturity date of August 15, 2025 in accordance with the terms of the 2025 Indenture. During the year ended December 31, 2025, the Company received and settled conversion notices from holders of $251,439. The unconverted principal of the 2025 Notes and the accrued interest due at maturity were settled in cash.

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

In addition, on or after March 15, 2029, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of December 31, 2025, the 2029 Notes were classified as long-term in the Company's consolidated balance sheets.

Effective September 20, 2027, the Company may redeem the 2029 Notes for cash, at its option, subject to the terms and conditions provided in the 2029 Indenture.

In accordance with ASC No. 470, "Debt", the Company accounts for the 2029 Notes as a single liability measured at amortized cost. The carrying value of the liability is represented by the face amount of the 2029 Notes, less debt issuance costs. The total offering costs upon issuance of the 2029 Notes are amortized as interest expense over the term of the 2029 Notes, using the effective interest rate method.

The net carrying amount of the Notes were as follows (in thousands):

	December 31, 2025			December 31, 2024
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
Liability
Principal	$—	$460,000	$460,000	$251,494	$460,000	$711,494
Unamortized issuance costs	—	(7,741)	(7,741)	(965)	(9,757)	(10,722)
Net carrying amount	$—	$452,259	$452,259	$250,529	$450,243	$700,772

The effective interest rate for the year ended December 31, 2025 was 1.86% and 1.46% for the 2025 and 2029 Notes, respectively. The interest expense recognized related to the Notes for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025
	2025 Notes	2029 Notes	Total
Contractual interest expense	$1,957	$4,600	$6,557
Amortization of debt issuance costs	960	2,016	2,976
Total	$2,917	$6,616	$9,533

	Year ended December 31,
	2024
	2025 Notes	2029 Notes	Total
Contractual interest expense	$3,159	$1,406	$4,565
Amortization of debt issuance costs	1,550	594	2,144
Total	$4,709	$2,000	$6,709

	Year ended December 31,
	2023
	2025 Notes	2029 Notes	Total
Contractual interest expense	$3,163	$—	$3,163
Amortization of debt issuance costs	1,514	—	1,514
Total	$4,677	$—	$4,677

As of December 31, 2025 and 2024, the total estimated fair value of the 2029 Notes was approximately $429,028 and $431,851, respectively. The fair values were determined based on the closing trading price per $100 of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2029 Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data.

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

The Capped Call Transactions are considered a freestanding instrument in accordance with ASC No. 480, "Distinguishing Liabilities from Equity", as they were entered into separately and apart from the Notes and since the conversion or redemption of the Notes does not automatically result in the exercise of the Capped Call Transactions. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity in the consolidated balance sheets and are not accounted for as derivatives. The cost of the Capped Call Transactions for the 2025 and 2029 Notes were approximately $29,348 and $55,522, respectively, and were recorded as a reduction to additional paid-in capital.

In connection with the maturity of the 2025 Notes, the capped call transactions entered into in May 2020 were exercised and net share settled. The Company received and subsequently retired 2,604,434 shares of its common stock.

NOTE 8:- BUSINESS COMBINATIONS

Cyral, Inc. ("Cyral")

On March 17, 2025, the Company completed the acquisition of the share capital of Cyral, a provider of DAM software that uses agentless and stateless interception technology, which has been combined with the Company's database security capabilities. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $25,486 in cash and comprised of the fair value of total consideration transferred ("Purchase Price") and an aggregate conditional consideration of $2,435, subject to employee retention and potential indemnification claims. From the purchase price, $3,502 was held back for potential indemnification claims. The conditional consideration is recorded as research and development compensation expense in the consolidated statements of operations.

The allocation of the purchase price for the acquisition is not finalized as of December 31, 2025, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life (in years)
Net tangible assets acquired	$396
Developed technology intangible asset	5,900	9
Non-compete intangible asset	40	3
Goodwill	16,715
Total purchase price	$23,051

The fair value of the developed technology intangible asset of $5,900 was estimated using the multi-period excess earnings method, which utilizes assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and the technology obsolescence curve. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is deductible for income tax purposes.

Acquisition-related costs of $662 are included in general and administrative expenses in the consolidated statements of operations.

The pro forma results of operations related to this acquisition have not been disclosed, as they are immaterial to the Company's consolidated financial statements.

SlashNext, Inc. ("SlashNext")

On August 28, 2025, the Company completed the acquisition of the share capital of SlashNext, an AI-native email security provider that detects advanced phishing and social engineering attacks, which, together with MDDR, has been integrated with the Company's technology platform. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $105,953 in cash and comprised of the fair value of total consideration transferred and an aggregate conditional consideration of $4,662, subject to employee retention, along with the settlement of a $4,156 pre-existing relationship. The conditional consideration is recorded as research and development compensation expense in the consolidated statements of operations.

The allocation of the purchase price for the acquisition is not finalized as of December 31, 2025, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life (in years)
Net tangible assets (liabilities) acquired	$(1,779)
Developed technology intangible asset	8,400	7
Customer relationship intangible asset	3,400	10
Goodwill	95,426
Total purchase price	$105,447

The fair values of the developed technology and customer relationship intangible assets were estimated using the following methods, respectively (including valuation assumptions): relief from royalty (projected future revenue generated from the acquired developed technology, royalty and discount rates and the technology obsolescence curve) and the multi-period excess earnings method (projected future revenue generated from the acquired customers, projected profit margin, discount rate and the customer survival curve). The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not deductible for income tax purposes. Acquisition-related costs of $1,469 are included in general and administrative and research and development expenses in the consolidated statements of operations.

The pro forma results of operations related to this acquisition have not been disclosed, as they are immaterial to the Company's consolidated financial statements.

NOTE 9:- GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

All goodwill balances are subject to annual goodwill impairment testing. As of December 31, 2025, the Company concluded that no impairment for goodwill was required. The change in the carrying amount of goodwill during the year ended December 31, 2025 is due to the Cyral and SlashNext acquisitions. For additional information regarding the acquisitions, see Note 8 of the consolidated financial statements. There were no additions or any other changes to the carrying amount of goodwill during the year ended December 31, 2024.

The following table reflects goodwill activity for the year ended December 31, 2025 (in thousands):

Amount
Balance at December 31, 2024	$23,135
Goodwill acquired	112,141
Balance at December 31, 2025	$135,276

Intangible Assets, net

The total cost and amortization of the Company's intangible assets for the period ended December 31, 2025 is comprised of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$14,300	$(926)	$13,374
Customer relationship	3,400	(116)	3,284
Non-compete	40	(11)	29
Total	$17,740	$(1,053)	$16,687

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $1,053, $1,263 and $1,525 for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes estimated future amortization expense of the Company's intangible assets as of December 31, 2025 (in thousands):

Years ending December 31,	Amount
2026	$2,209
2027	2,209
2028	2,198
2029	2,196
2030	2,195
Thereafter	5,680
Total future amortization expense	$16,687

NOTE 10:- FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024. The carrying amounts of cash and cash equivalents, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2025 and 2024 by level within the fair value hierarchy (in thousands):

	As of December 31, 2025			As of December 31, 2024
	Level I	Level II	Level III	Level I	Level II	Level III
Financial assets:
Cash equivalents:
Money market funds	$120,155	$—	$—	$133,113	$—	$—
Marketable securities:
US Treasury securities	—	681,225	—	—	343,383	—
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	21,605	—	—	8,099	—
Long-term marketable securities:
US Treasury securities	—	187,202	—	—	658,896	—
Long-term other assets:
Forward foreign exchange contracts	—	6,465	—	—	3,083	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(2,515)	—	—	(2,902)	—
Long-term other liabilities:
Forward foreign exchange contracts	—	(1,691)	—	—	—	—
Total financial assets, net	$120,155	$892,291	$—	$133,113	$1,010,559	$—

See Note 8, "Business Combinations", for the estimated fair value of acquired net tangible and intangible assets and liabilities and Note 7, “Convertible Senior Notes and Capped Call Transactions”, for the carrying amount and estimated fair value of the Company's 2029 Notes, as of December 31, 2025. Marketable securities and derivative instruments are classified within Level 2, as these assets are valued using alternative pricing sources utilizing market observable inputs.

NOTE  11:- STOCKHOLDERS’ EQUITY

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

There were no options granted in 2025 pursuant to the 2013 Plan, Polyrize Plan or 2023 Plan (collectively "Stock Plans"). Total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $162, $22,174 and $2,469, respectively. As of December 31, 2025 there was no unrecognized compensation cost related to employees and non-employees unvested stock options as all options have vested.

c.	Restricted stock units ("RSUs") and performance stock units ("PSUs"):

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the year ended December 31, 2025 is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted-average grant date fair value
Unvested balance as of January 1, 2025	7,642,492	$38.60
Granted	4,315,985	$45.64
Vested	(2,621,234)	$40.85
Forfeited	(774,598)	$41.77
Unvested balance as of December 31, 2025	8,562,645	$38.60

For the periods ended December 31, 2025, 2024 and 2023, the weighted-average grant date fair value of RSU and PSU shares granted was $45.64, $43.38 and $28.74, respectively. For the periods ended December 31, 2025, 2024 and 2023, the total fair value of RSU and PSU shares that vested was $114,186, $162,694 and $85,475, respectively.

As of December 31, 2025 and 2024, there was $231,295 and $181,874, respectively, of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.067 and 2.082 years, respectively.

d.	Employee Stock Purchase Plans

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to estimate the stock-based compensation expense on the date of grant for the ESPP plans:

	Year ended
	December 31,
	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.0% - 4.3%	4.8% - 5.3%	5.2% - 5.5%
Expected stock price volatility	30.1% - 34.1%	32.8% - 35.4%	37.7% - 75.0%
Dividend yield	0.0%	0.0%	0.0%

e.	Stock-based compensation expense:

The Company recognized stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Cost of revenues	$5,924	$5,192	$7,221
Research and development	44,370	41,766	48,679
Sales and marketing	39,411	41,494	48,047
General and administrative	40,537	38,230	35,872
Total	$130,242	$126,682	$139,819

f.	Share Repurchase Programs:

In October 2022, the Company's board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock (the “October 2022 Share Repurchase Program”). Under the October 2022 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The October 2022 Share Repurchase Program expired on October 31, 2023. The Company repurchased and subsequently retired 4,415,093 shares under its October 2022 Share Repurchase Program, for a total of $99,967.

In February 2025, the Company's board of directors authorized a share repurchase program of up to $100,000 of the Company’s common stock (the “February 2025 Share Repurchase Program”). Under the February 2025 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Company completed its February 2025 Share Repurchase Program in April 2025. During 2025, the Company repurchased and subsequently retired 2,480,341 shares under its February 2025 Share Repurchase Program, for a total of $100,000.

In October 2025, the Company's board of directors authorized a share repurchase program of up to $150,000 of the Company’s common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The October 2025 Share Repurchase Program will expire in October 2026. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows, available liquidity, and general business and market conditions.

During 2025, the Company repurchased and subsequently retired 448,439 shares under its October 2025 Share Repurchase Program, for a total of $15,000. At December 31, 2025, the Company had $135,000 of capacity remaining under its October 2025 Share Repurchase Program.

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

•Beginning in 2022, the TCJA requires taxpayers to capitalize specified research and development expenses with amortization periods over five and fifteen years, which has increased the Company's tax liability in the U.S. As the Company has a valuation allowance against its deferred tax assets, including capitalized research and development costs, the taxable income in the United States has increased to account for the capitalization of research and development costs starting in 2022.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") entered into effect. This legislation introduces several measures, including provisions that allow for the immediate expensing of U.S. research and development expenses and certain capital expenditures, as well as changes to the U.S. taxation of profits derived from foreign operations. The OBBBA has multiple effective dates, with certain provisions that became effective in 2025 and others implemented through 2027.

Effective in July 2025, the TCJA, as revised by the OBBBA, requires all U.S. companies to capitalize and subsequently amortize specified research and development expenses over fifteen years for research and development activities conducted outside of the U.S.

GILTI Tax

Certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return.

For 2025, the Company is subject to tax on account of GILTI as it has net CFC tested income on an aggregated basis. The resulting tax liability is not significant due to utilization of carried forward net operating loss ("NOL") and research and development tax credits.

Accounting for the TCJA and OBBBA

The Company accounted for the tax impact related to the TCJA and believes its analysis to be completed. The Company recognizes that the IRS is continuing to publish and finalize ongoing guidance which may modify accounting interpretation for the TCJA. The Company would look to account for these impacts in the period of such change is enacted.

The Company accounted for the tax impact related to the OBBBA for legislation that was effective in 2025 and these matters did not have a material effect on the Company's effective tax rate. The Company recognizes that additional legislation becomes effective after 2025 and that the IRS is continuing to publish and finalize ongoing guidance which may modify accounting interpretation for the OBBBA. The Company would look to account for these impacts when effective and in the period of such change is enacted.

b.	The Company:

The Company is taxed in accordance with U.S. tax laws.

As of December 31, 2025, the Company had gross federal NOL carry-forwards of approximately $211,483, of which $1,435 can be carried forward until December 31, 2037 and can fully offset taxable income, while $210,049 of which can be carried forward indefinitely but can only be used to offset 80% of taxable income. As of December 31, 2025, the Company had NOL carry-forwards for state and foreign income tax purposes of approximately $182,043 and $84,605, respectively. State NOL carry-forwards of $148,154 expire between 2027-2044 and the remainder do not expire. Foreign NOL carry-forwards do not expire. In addition, as of December 31, 2025, the Company had federal research credit carryforwards of approximately $10,533. If not utilized, the federal tax carryforwards will begin to expire in 2041.

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

c.	Loss before income taxes is comprised as follows (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Domestic	$(69,006)	$(19,840)	$(21,491)
Foreign	(47,314)	(63,167)	(65,427)
	$(116,320)	$(83,007)	$(86,918)

d.	Income taxes is comprised as follows (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Current:
Domestic:
Federal	$(1,002)	$15	$(1,077)
State	665	1,511	2,420
Foreign	13,089	11,214	12,569
Total current income tax	$12,752	$12,740	$13,912

Deferred:
Domestic:
Federal	$153	$62	$61
State	12	12	21
Foreign	87	(56)	4
Total deferred income tax	$252	$18	$86
Income tax expense	$13,004	$12,758	$13,998

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are derived from its U.S. NOL carry-forwards and other temporary differences.

ASC No. 740 requires an assessment of both positive and negative evidence concerning the realizability of deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the expected sources of future taxable income and tax planning strategies, the Company’s management concluded that a valuation allowance is required in the United States and some foreign jurisdictions. A net deferred tax liability of $700 was recorded as of December 31, 2025. Future changes in these factors, including the Company’s anticipated results, could have a significant impact on the realization of the deferred tax assets which would result in an increase or decrease to the valuation allowance and a corresponding charge to income tax expense. The Company reevaluates the judgements surrounding its estimates and makes adjustments as appropriate each reporting period.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Carry forward losses and credits	$63,310	$42,218
Deferred revenues	2,399	—
Accrued payroll, commissions, vacation	14,601	14,409
Equity compensation	38,841	36,169
Allowance for credit losses	774	2,521
Accrued severance pay	229	240
Operating lease liabilities	12,233	7,226
Research and development capitalized expense	102,094	91,706
Other	12,198	5,367
Deferred tax assets before valuation allowance	246,679	199,856
Valuation allowance	(215,693)	(181,124)
Deferred tax assets	$30,986	$18,732

Deferred tax liability:
Deferred commissions	$(20,121)	$(12,548)
Operating lease right-of-use assets	(10,303)	(5,373)
Other	(1,262)	(1,245)
Deferred tax liability	$(31,686)	$(19,166)
Net deferred tax liability	$(700)	$(434)

The change in the valuation allowance was an increase of $34,569 and $11,650 during 2025 and 2024, respectively.

f.	Reconciliation of the theoretical tax expenses:

The company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of operations is as follows (in thousands, except for percentages):

	Year ended December 31,
	2025
	Amount	Percent
Provision computed at federal statutory rate	$(24,427)	21.0%
State and local income taxes, net of federal income tax effect*	612	(0.5)
Foreign tax effects:
Israel:
Statutory tax rate difference between Israel and the United States	(1,071)	0.9
Effect of Investment Law	3,749	(3.2)
Changes in valuation allowance	2,686	(2.3)
Other adjustments	(192)	0.2
Other foreign jurisdictions	(1,284)	1.1
Effect of cross-border tax laws:
Global intangible low-taxed income inclusion	2,803	(2.4)
Tax credits:
Research and development tax credit	(3,187)	2.7
Changes in valuation allowances	3,085	(2.7)
Non-taxable or non-deductible items:
Equity-based compensation expenses	(3,562)	3.1
Section 162(m) limitation on officer compensation	14,270	(12.3)
Other	1,893	(1.6)
Changes in unrecognized tax benefits	17,629	(15.2)
Income tax expense	$13,004	(11.2)%

 * State taxes in Massachusetts, New York and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

	Year ended December 31,
	2024	2023
Loss before income taxes, as reported in the consolidated statements of operations	$(83,007)	$(86,918)
Statutory tax rate	21%	21%

Theoretical tax benefits on the above amount at the US statutory tax rate	$(17,431)	$(18,253)
Income tax at rate other than the U.S. statutory tax rate	3,207	6,954
Non-deductible expenses including equity based compensation expenses	(339)	(3,983)
Operating losses and other temporary differences for which valuation allowance was provided	12,096	27,291
Research and development tax credit	(2,525)	(1,516)
State tax	(1,204)	(1,780)
Impact of rate change	999	(3,199)
Change in tax reserve for uncertain tax positions	17,083	7,869
Other individually immaterial income tax items	872	615
Actual tax expense	$12,758	$13,998

g.	A reconciliation of the beginning and ending amounts of unrecognized tax benefits, including interest and penalties, in the years ended December 31, 2025 and 2024 are as follows (in thousands):

Gross unrecognized tax benefits as of January 1, 2024	$25,193
Increase in tax position for current year	10,487
Increase in tax position for prior years	7,088
Decrease in tax position for prior years	(287)
Decrease for lapse of statute of limitations/settlements	(205)
Gross unrecognized tax benefits as of December 31, 2024	$42,276
Increase in tax position for current year	12,989
Increase in tax position for prior years	11,635
Decrease in tax position for prior years	(1,104)
Decrease for lapse of statute of limitations/settlements	(131)
Gross unrecognized tax benefits as of December 31, 2025	$65,665

There was $65,665 of unrecognized income tax benefits that, if recognized, approximately $50,474 would impact the effective tax rate after consideration of valuation allowance on deferred tax assets in the period in which each of the benefits is recognized. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations. The total amount of interest and penalties is approximately $5,009 as of December 31, 2025, which is included in the table above.

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

As of December 31, 2025, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination. The Company remains open to examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized.

The Israeli Tax Authority is conducting an income tax audit for the years 2020-2023 and a value added tax audit for the years 2020-2025. In early 2026, New York state initiated a corporate income tax audit for the years 2022-2024.

The Company has final income tax assessments for VSL through 2019.

j.	Income tax payments:

Pursuant to the disclosure requirements of ASU 2023-09, below is a summary of income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025 (in thousands):

Year ended December 31,
Cash taxes paid (refunds received)	2025
Federal income taxes	$4,082
State and local income taxes:
New York State	370
New York City	275
Montana	(351)
Florida	(241)
Other	346
Total state and local income taxes, net of refunds	399
Foreign income taxes:
France	598
Canada	373
Israel	(2,231)
Other foreign jurisdictions	364
Total foreign income taxes, net of refunds	(896)
Total cash paid for income taxes, net of refunds	$3,585

NOTE 13:- FINANCIAL INCOME, NET

	Year ended
	December 31,
	(in thousands)
	2025	2024	2023
Financial income:
Interest on bank deposits and other	$49,946	$30,355	$25,207
Accretion of discount on marketable securities, net	—	12,690	9,354
Foreign exchange gains, net	—	—	916
	49,946	43,045	35,477

Financial expenses:
Foreign exchange losses, net	7,147	827	—
Interest expenses, principally from convertible notes	6,568	4,571	3,197
Amortization of debt issuance costs	2,976	2,144	1,514
Amortization of premium on marketable securities, net	2,267	—	—
Bank and other charges	794	859	461
	(19,752)	(8,401)	(5,172)
Financial income, net	$30,194	$34,644	$30,305

NOTE 14:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

The CODM of the Company is the Chief Executive Officer. The CODM assesses the performance of the Company and decides how to allocate resources based upon consolidated net loss that is also reported within the Consolidated Statements of Operations. The measure of segment assets that is reviewed by the CODM is reported within the Consolidated Balance Sheets as consolidated total assets. The CODM uses consolidated net loss to monitor period-over-period results and decides where to allocate and invest additional resources within the business to continue growth. The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Total revenues	$623,532	$550,950	$499,160

Less:
Stock-based compensation	130,242	126,682	139,819
Other segment items (*)	622,614	520,033	460,257
Net loss	$(129,324)	$(95,765)	$(100,916)

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

Summary information about geographic areas (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Revenues based on customer’s location:
United States	$440,468	$400,778	$358,258
EMEA	133,591	114,355	109,587
Rest of the World	49,473	35,817	31,315
Total revenues	$623,532	$550,950	$499,160

During the years ended December 31, 2025, 2024 and 2023, respectively, there were no revenues to a single customer exceeding 10% of the Company’s total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	December 31,
	2025	2024
Long-lived assets by geographic region:
Israel	$49,914	$32,026
United States	33,112	31,725
Ireland	6,784	11,326
Other	3,899	1,311
	$93,709	$76,388

NOTE 15:- SUBSEQUENT EVENTS

On February 3, 2026, the Company entered into a definitive agreement to acquire all the shares of AllTrue.ai Inc., an AI security company that adds end‑to‑end visibility and guardrails for AI tools, for approximately $126,000 in cash consideration, subject to customary purchase price adjustments. The acquisition is expected to close during the first quarter of 2026, subject to the satisfaction of closing conditions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

In accordance with guidance issued by the Securities and Exchange Commission staff, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, our management has excluded Cyral, LLC and SlashNext, LLC, which were acquired on March 17, 2025 and August 28, 2025, respectively, from its assessment of internal control over financial reporting as of December 31, 2025. Cyral, LLC and SlashNext, LLC each constituted less than 1% of total and net assets (excluding acquired goodwill and intangible assets), as of December 31, 2025 and less than 1% of revenues, for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Kost Forer Gabbay & Kasierer, a member of EY Global and an independent registered public accounting firm, as stated in their attestation report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plan

On October 30, 2025, Yakov Faitelson, our Chief Executive Officer, President and Chairman of the Board, terminated a Rule 10b5–1 trading arrangement that was previously adopted on September 15, 2025. Mr. Faitelson’s terminated Rule 10b5–1 trading arrangement would have expired on June 30, 2026, if not earlier terminated, and included the potential sale of up to 217,521 shares of our common stock. As of the date of termination of the Rule 10b5–1 trading arrangement, no shares of our common stock had been sold under its terms.

Except as described above, during the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

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

VARONIS SYSTEMS, INC.

February 4, 2026	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

February 4, 2026	By:	/s/ Guy Melamed
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

Signature	Title	Date

/s/ Yakov Faitelson	Chief Executive Officer, President	February 4, 2026
Yakov Faitelson	and Chairman of the Board (Principal Executive Officer)

/s/ Guy Melamed	Chief Financial Officer and Chief Operating Officer	February 4, 2026
Guy Melamed	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carlos Aued	Director	February 4, 2026
Carlos Aued

/s/ Kevin Comolli	Director	February 4, 2026
Kevin Comolli

/s/ John J. Gavin, Jr.	Director	February 4, 2026
John J. Gavin, Jr.

/s/ Gili Iohan	Director	February 4, 2026
Gili Iohan

/s/ Avrohom J. Kess	Director	February 4, 2026
Avrohom J. Kess

/s/ Ohad Korkus	Director	February 4, 2026
Ohad Korkus

/s/ Thomas F. Mendoza	Director	February 4, 2026
Thomas F. Mendoza

/s/ Rachel Prishkolnik	Director	February 4, 2026
Rachel Prishkolnik

/s/ Ofer Segev	Director	February 4, 2026
Ofer Segev

/s/ Fred Van Den Bosch	Director	February 4, 2026
Fred Van Den Bosch

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

10.1(5)†	Form of Indemnification Agreement between the Company and its directors and officers

10.2(6)†	2013 Omnibus Equity Incentive Plan

10.3(7)†	Amended and Restated Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan

10.4(8)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.5(9)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan

10.6(10)†	2015 Employee Stock Purchase Plan

10.7(11)†	2025 Employee Stock Purchase Plan

10.8(12)†	Employment Agreement, dated as of May 15, 2024, by and between Varonis Systems, Inc. and Yakov Faitelson

10.9(13)†	Employment Agreement, dated as of May 15, 2024, by and between Varonis Systems Ltd. and Yakov Faitelson

10.10(14)†	Varonis Systems Severance Plan

10.11(15)†	Employment Agreement, dated as of January 31, 2024, by and between Varonis Systems, Inc. and Guy Melamed

10.12(16)†	Employment Agreement, dated as of January 31, 2024, by and between Varonis Systems Ltd. and Guy Melamed

10.13†	Employment Agreement, dated as of July 23, 2008, by and between the Company and Gregory Pomeroy

10.14(17)†	Employment Agreement, dated as of February 8, 2018, by and between Varonis Systems Ltd. and David Bass

10.15(18)†	Employment Agreement, dated as of March 12, 2021, by and between the Company and Dov Gottlieb

10.16(19)	Form of Confirmation for 2020 Capped Call Transactions

10.17(20)	Form of Confirmation for 2024 Capped Call Transactions

10.18(21)†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.19(22)†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan (Israeli Employees)

10.20†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2023 Omnibus Equity Incentive Plan

10.21†	Forms of Performance-Based Restricted Stock Unit Award Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2023 Omnibus Equity Incentive Plan

10.22†	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2023 Omnibus Equity Incentive Plan (Israeli Employees)

10.23†
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

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail

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
(5)	Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-191840) (the "IPO Registration Statement") with the SEC on February 18, 2014 and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-194657) with the SEC on March 18, 2014 and incorporated herein by reference.
(7)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on June 5, 2024 and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2014 (the “Company’s Third Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(9)	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019 and incorporated herein by reference.
(10)	Filed as Exhibit A of the Proxy Statement on Form DEF 14A with the SEC on March 26, 2015 and incorporated herein by reference.
(11)	Filed as Appendix A of the Proxy Statement on Form DEF 14A with the SEC on April 22, 2025 and incorporated herein by reference.
(12)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024 (the “Company’s Second Quarter 2024 Form 10-Q”) and incorporated herein by reference.
(13)	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2024 (the “Company’s Second Quarter 2024 Form 10-Q”) and incorporated herein by reference.
(14)	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2023 (the “Company’s 2022 Form 10-K”) and incorporated herein by reference.
(15)	Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2024 (the "Company's 2023 Form 10-K") and incorporated herein by reference.
(16)	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2024 (the "Company's 2023 Form 10-K") and incorporated herein by reference.
(17)	Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2019 (the “Company’s 2018 Form 10-K”) and incorporated herein by reference.
(18)	Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2023 (the “Company’s 2022 Form 10-K”) and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2020 and incorporated herein by reference.
(20)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on September 10, 2024 and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 (the “Company’s First Quarter 2022 Form 10-Q”) and incorporated herein by reference.
(22)	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022 (the “Company’s First Quarter 2022 Form 10-Q”) and incorporated herein by reference.