Form 10-Q
period 2026-03-31
VARONIS SYSTEMS INC
filed 2026-04-29
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of April 24, 2026, there were 114,814,150 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,339	$202,482
Marketable securities	568,190	681,225
Short-term deposits	38,380	37,259
Accounts receivable (net of allowances of $1,581 and $1,260 at March 31, 2026 and December 31, 2025, respectively)	156,617	242,822
Prepaid expenses and other short-term assets	138,511	134,767
Total current assets	1,081,037	1,298,555

Long-term assets:
Long-term marketable securities	113,614	187,202
Operating lease right-of-use assets	57,008	57,677
Property and equipment, net	39,566	36,032
Intangible assets, net	56,596	16,687
Goodwill	216,801	135,276
Other assets	69,955	60,183
Total long-term assets	553,540	493,057
Total assets	$1,634,577	$1,791,612

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$10,762	$5,735
Accrued expenses and other short-term liabilities	211,469	225,411
Deferred revenues	416,383	427,811
Total current liabilities	638,614	658,957

Long-term liabilities:
Convertible senior notes, net	452,769	452,259
Operating lease liabilities	58,431	59,749
Deferred revenues	23,067	14,406
Other liabilities	8,183	7,585
Total long-term liabilities	542,450	533,999

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at March 31, 2026 and December 31, 2025; Issued and outstanding: 114,814,150 shares at March 31, 2026 and 117,546,852 shares at December 31, 2025	115	118
Accumulated other comprehensive income	20,529	23,132
Additional paid-in capital	1,339,202	1,444,885
Accumulated deficit	(906,333)	(869,479)
Total stockholders’ equity	453,513	598,656
Total liabilities and stockholders’ equity	$1,634,577	$1,791,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
SaaS	$161,065	$88,560
Term license subscriptions	6,896	31,488
Maintenance and services	5,165	16,375
Total revenues	173,126	136,423

Cost of revenues	41,570	29,018

Gross profit	131,556	107,405

Operating expenses:
Research and development	69,761	54,210
Sales and marketing	80,336	72,763
General and administrative	25,940	24,198
Total operating expenses	176,037	151,171

Operating loss	(44,481)	(43,766)
Financial income, net	4,446	11,951

Loss before income taxes	(40,035)	(31,815)
Benefit (provision) for income taxes	3,181	(3,968)

Net loss	$(36,854)	$(35,783)

Net loss per share of common stock, basic and diluted	$(0.32)	$(0.32)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	115,788,061	112,651,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(36,854)	$(35,783)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(1,688)	2,431
Income (loss) on marketable securities reclassified into earnings, net of tax	37	(38)
	(1,651)	2,393

Unrealized loss on derivative instruments, net of tax	(6,858)	(5,569)
Income (loss) on derivative instruments reclassified into earnings, net of tax	5,906	(662)
	(952)	(6,231)
Total other comprehensive loss	(2,603)	(3,838)

Comprehensive loss	$(39,457)	$(39,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2024	112,550,156	$113	$1,193,022	$2,676	$(740,155)	$455,656
Stock-based compensation expense	—	—	32,255	—	—	32,255
Common stock issued under employee stock plans	1,808,876	2	7,161	—	—	7,163
Taxes related to net share settlement of equity awards	—	—	(26,447)	—	—	(26,447)
Repurchase of common stock	(1,476,456)	(2)	(61,262)	—	—	(61,264)
Unrealized loss on derivative instruments, net of tax	—	—	—	(6,231)	—	(6,231)
Unrealized income on available for sale securities, net of tax	—	—	—	2,393	—	2,393
Common stock issued for debt conversion	32	—	1	—	—	1
Net loss	—	—	—	—	(35,783)	(35,783)
Balance as of March 31, 2025	112,882,608	$113	$1,144,730	$(1,162)	$(775,938)	$367,743

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2025	117,546,852	$118	$1,444,885	$23,132	$(869,479)	$598,656
Stock-based compensation expense	—	—	33,739	—	—	33,739
Common stock issued under employee stock plans	2,622,743	2	7,968	—	—	7,970
Taxes related to net share settlement of equity awards	—	—	(17,386)	—	—	(17,386)
Repurchase of common stock	(4,429,520)	(4)	(109,996)	—	—	(110,000)
Repurchase of common stock through options, net	(925,925)	(1)	(20,008)	—	—	(20,009)
Unrealized loss on derivative instruments, net of tax	—	—	—	(952)	—	(952)
Unrealized loss on available for sale securities, net of tax	—	—	—	(1,651)	—	(1,651)
Net loss	—	—	—	—	(36,854)	(36,854)
Balance as of March 31, 2026	114,814,150	$115	$1,339,202	$20,529	$(906,333)	$453,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,854)	$(35,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,354	2,419
Stock-based compensation	33,739	32,255
Amortization of deferred commissions	15,971	11,353
Non-cash operating lease costs	2,482	2,476
Amortization of debt issuance costs	510	887
Amortization of premium and accretion of discount on marketable securities, net	882	99
Deferred income taxes, net	(9,134)	—
Remeasurement of options to repurchase common stock	2,091	—

Changes in assets and liabilities:
Accounts receivable	86,206	65,129
Prepaid expenses and other short-term assets	(2,547)	11,077
Deferred commissions	(19,748)	(13,603)
Other long-term assets	(11,253)	12
Trade payables	5,026	1,961
Accrued expenses and other short-term liabilities	(14,081)	(16,728)
Deferred revenues	(2,785)	5,988
Other long-term liabilities	183	458
Net cash provided by operating activities	55,042	68,000

Cash flows from investing activities:
Proceeds from maturities of marketable securities	93,840	56,000
Proceeds from sales of marketable securities	90,250	—
Investment in marketable securities	—	(57,654)
Proceeds from short-term and long-term deposits	62,570	34,174
Investment in short-term and long-term deposits	(63,691)	(36,289)
Acquisitions, net of cash acquired	(113,619)	(18,584)
Purchases of property and equipment	(4,971)	(2,339)
Capitalized internal-use software	(1,048)	(325)
Net cash provided by (used in) investing activities	63,331	(25,017)

Cash flows from financing activities:
Repurchase of common stock	(135,000)	(61,264)
Proceeds from options to repurchase common stock	2,900	—
Proceeds from employee stock plans	7,970	7,163
Taxes paid related to net share settlement of equity awards	(17,386)	(21,360)
Net cash used in financing activities	(141,516)	(75,461)
Decrease in cash and cash equivalents	(23,143)	(32,478)
Cash and cash equivalents at beginning of period	202,482	185,585

Cash and cash equivalents at end of period	$179,339	$153,107

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$288	$894
Cash paid for interest	$2,300	$3,938
Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$1,254	$366
Liability related to acquisition holdback	$—	$3,502
Tax liability related to net share settlement of equity awards	$—	$5,087
Common stock issued for debt conversion	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     GENERAL

Description of Business

Varonis Systems, Inc. ("VSI" and together with its subsidiaries, collectively, the “Company” or "Varonis") was incorporated under the laws of the State of Delaware on November 3, 2004, commenced operations on January 1, 2005 and has seventeen wholly-owned subsidiaries.

The Company develops software for data and AI security, threat detection and response and data privacy and compliance. Varonis enables enterprises of all sizes and across industries to protect their most critical asset – data – wherever it lives: in the cloud, on-premises, in SaaS applications, and across AI-driven systems. That includes sensitive files and emails; confidential personal, patient, and employee data; financial records; source code; and strategic intellectual property.

The Varonis Data Security Platform provides comprehensive visibility into how data is accessed, used, and exposed – including by AI systems and agents – and applies automated controls to reduce risk and contain threats before they become breaches. The platform analyzes data, applications, and account activity alongside user and AI-related behavior to detect anomalies, prevent unauthorized access, and automatically lock down sensitive data when risk is detected.

Customers rely on Varonis to achieve three board-level outcomes: enabling secure AI adoption, preventing data breaches, and maintaining compliance with data-related regulations. Core use cases include: automated discovery and classification of sensitive data, emails, and databases; AI-readiness and AI system security; data security posture management (DSPM); database activity monitoring ("DAM"); SaaS security posture management; automated remediation of over-exposed data; centralized visibility and risk analysis across the enterprise; monitoring of user, file, email, and AI-related activity; insider threat, malware, ransomware, and phishing detection through Managed Data Detection and Response ("MDDR"); automated response to ransomware and other high-severity incidents; data ownership identification and assignment; forensics, reporting and audit logging; compliance and security policy enforcement; data migration and retention automation; and automated indexing for data subject requests and privacy regulations.

Basis of Presentation

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present its condensed consolidated financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the 2025 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025 filed with the SEC on February 4, 2026 (the “2025 Form 10-K”).

Significant Accounting Policies

There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2025 included in the 2025 Form 10-K, unless otherwise stated.

Revenue Recognition

The Company generates revenues primarily in the form of SaaS revenues, and, to a lesser extent, term license subscriptions and maintenance and services fees. SaaS revenues, including SaaS with MDDR, are provided on a subscription basis and allow customers to use hosted software for a specified period. Over the last few years, the Company has introduced new products and support for cloud applications and infrastructure environments, including the Varonis Data Security Platform delivered as a SaaS solution, which was previously only sold as a self-hosted solution. Term license subscription revenues are sold on-premises and are comprised of time-based licenses whereby customers use the Company's software (including support and unspecified upgrades and enhancements when and if they are available) for a specified period. Maintenance and services primarily consist of fees for maintenance of past perpetual license sales (including support and unspecified upgrades and enhancements when and if they are available). The Company sells its products worldwide through a network of distributors and value-added resellers and payment is typically due within 30 to 60 calendar days of the invoice date.

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs its obligations under the contract. Pursuant to these contracts, customers are generally invoiced on an annual basis. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $158,754 for the three months ended March 31, 2026.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $1,095,432 as of March 31, 2026, of which it expects to recognize approximately 55% as revenue over the next 12 months and the remainder thereafter.

For information regarding disaggregated revenues, refer to Note 8, "Geographic Information and Major Customer Data."

Contract Costs

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

Derivative Instruments

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

Derivative instruments measured at fair value and their classification in the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of March 31, 2026 (unaudited)		Assets (liabilities) as of December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$133,410	$21,989	$187,767	$21,605
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$57,910	$(308)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$—	$—	$123,959	$6,465
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$152,331	$(2,063)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$128,535	$706	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$—	$—	$128,132	$(2,515)
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other assets	$160,081	$2,456	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other liabilities	$—	$—	$185,688	$(1,691)

Net gains (losses) related to cash flow hedges that were reclassified from accumulated other comprehensive income to the condensed consolidated statements of operations are presented in the following table (in thousands):

	Three Months Ended
	March 31,
	2026	2025
	(unaudited)
Revenues	$(668)	$579
Cost of revenues	80	(192)
Research and development	4,728	(736)
Sales and marketing	152	(481)
General and administrative	1,385	(196)
Financial income, net	229	364
Total net gain (loss) related to cash flow hedges	$5,906	$(662)

No material ineffective hedges were recognized during the three months ended March 31, 2026 and 2025 in the condensed consolidated statement of operations.

Income Taxes

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended March 31, 2026, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2026 annual effective rate differs from the U.S. statutory rate primarily due to research and development capitalization under the terms of Section 174, tax deduction for stock based compensation, generation or utilization of carry forward net operating loss (NOL) and research and development tax credits resulting in a current provision expense without an offset to deferred expense, as the Company remains in a valuation allowance on its U.S. deferred tax assets.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and makes adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of March 31, 2026, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

In addition, the Company is subject to the regular examinations of its income tax returns by different tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

Cash, Cash Equivalents and Marketable Securities

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

The Company considers all investments and marketable securities purchased with maturities at the date of purchase of less than one year to be short-term. Investments and marketable securities purchased with maturities at the date of purchase greater than one year are classified as long-term assets, until the maturity date is in less than one year, at which point they are reclassified as short-term assets. Marketable securities are classified as available for sale debt securities and are, therefore, recorded at fair value in the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets, until realized. Realized gains and losses are determined based on the specific identification method and are reported in financial income, net in the condensed consolidated statements of operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income, net in the condensed consolidated statement of operations. Cash equivalents and marketable securities consist of the following (in thousands):

	As of March 31, 2026
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$89,365	$—	$—	$89,365
Total	$89,365	$—	$—	$89,365

Marketable securities
US Treasury securities	$567,961	$461	$(232)	$568,190
Total	$567,961	$461	$(232)	$568,190

Long-term marketable securities
US Treasury securities	$113,997	$—	$(383)	$113,614
Total	$113,997	$—	$(383)	$113,614

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$120,155	$—	$—	$120,155
Total	$120,155	$—	$—	$120,155

Marketable securities
US Treasury securities	$679,959	$1,267	$(1)	$681,225
Total	$679,959	$1,267	$(1)	$681,225

Long-term marketable securities
US Treasury securities	$186,971	$231	$—	$187,202
Total	$186,971	$231	$—	$187,202

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of March 31, 2026 and December 31, 2025.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, then impairment is recorded to the fair value of the security. If neither of these criteria are met, the securities are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company did not recognize impairment or an allowance for credit losses on available for sale marketable securities.

Business Combinations

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

Goodwill and Other Long-Lived Assets, including Acquired Intangible Assets and Right-of-Use Assets

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

Capitalized Internal-use Software Development Costs

The Company capitalizes certain development costs incurred in connection with its internal-use software in accordance with ASC No. 350-40, "Intangibles-Goodwill and Other-Internal Use Software." These capitalized costs are related to the Company's SaaS platform. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once internal-use software has reached the application development stage, direct internal and external costs are capitalized until the internal-use software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in the condensed consolidated balance sheets. Management tests these assets for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. As of March 31, 2026, all capitalized internal-use software development assets were in the application development stage, as such, no amortization has been recorded in the condensed consolidated statements of operations related to these assets and no impairment has been recorded.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, short-term deposits and accounts receivable.

The Company’s cash, cash equivalents, marketable securities and short-term deposits are invested in major banks mainly in the United States but also in France, Israel, the United Kingdom, Canada, Singapore, Ireland, Australia, Germany, the Netherlands, Luxembourg, India, Japan and Poland. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. The Company maintains cash and cash equivalents with reputable financial institutions and monitors the amount of credit exposure to each financial institution.

Accounts receivable is recorded when the right to consideration is unconditional. The Company’s accounts receivable is geographically diversified and derived primarily from sales through a network of distributors and value-added resellers (VARs) mainly in the United States and Europe, and to a lesser extent, in Asia. Concentration of credit risk with respect to accounts receivable is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and establishes an allowance for credit losses based upon a review of all significant outstanding invoices, historical collection experience, customer creditworthiness and current economic and market conditions. The Company elected to apply the practical expedient and assumed that current conditions as of the balance sheet date would not change for the remaining life of the assets. The Company writes off receivables when they are deemed uncollectible and having exhausted all collection efforts.

Basic and Diluted Net Loss Per Share

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

Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,116,222 and 8,044,257 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the periods ending March 31, 2026 and 2025, respectively. Additionally, 6,781,660 shares underlying the conversion option of the 2029 Notes for the period ending March 31, 2026, and 14,971,827 shares underlying the conversion option of the Notes for the period ending March 31, 2025, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Contractual Purchase Obligations and Contingent Liabilities

Contractual Purchase Obligations

The Company has contractual minimum purchase commitments with service providers through August 31, 2027, October 31, 2028 and May 31, 2031. These commitments total $1,863, $2,505 and $11,463 due within the next 12 months, respectively and $10,500, $3,194 and $377,620 (with no specified annual commitments), respectively, due thereafter.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. From time to time, the Company is involved in claims and litigation in the ordinary course of business. The Company investigates these claims as they arise and legal provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, as of March 31, 2026 and December 31, 2025, the Company was not a party to any litigation that it believes will have a material adverse effect on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

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

On April 23, 2026, a shareholder derivative action was filed, purportedly on behalf of the Company, against the Company’s directors and certain officers captioned Daks vs. Faitelson, et al., in the U.S. District Court for the Southern District of New York. The complaint alleges claims asserting violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets against all individual defendants, as well as a claim for contribution under Section 10(b) and Section 21(d) of the Exchange Act against certain officers, based on substantially the same events and disclosures that are the subject of the above-referenced putative securities class action. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation nor estimate any range of possible losses.

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

NOTE 2:     FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurement levels during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands):

	As of March 31, 2026			As of December 31, 2025
	(unaudited)
	Level I	Level II	Level III	Level I	Level II	Level III
Financial assets:
Cash equivalents:
Money market funds	$89,365	$—	$—	$120,155	$—	$—
Marketable securities:
US Treasury securities	—	568,190	—	—	681,225	—
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	22,695	—	—	21,605	—
Long-term marketable securities:
US Treasury securities	—	113,614	—	—	187,202	—
Long-term other assets:
Forward foreign exchange contracts	—	2,456	—	—	6,465	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(308)	—	—	(2,515)	—
Long-term other liabilities:
Forward foreign exchange contracts	—	(2,063)	—	—	(1,691)	—
Total financial assets (liabilities), net	$89,365	$704,584	$—	$120,155	$892,291	$—

See Note 4, "Business Combinations," for the estimated fair value of acquired net tangible and intangible assets and liabilities and Note 6, "Convertible Senior Notes and Capped Call Transactions," for the carrying amount and estimated fair value of the Company's 2029 Notes, as of March 31, 2026. Marketable securities and derivative instruments are classified within Level 2, as these assets are valued using alternative pricing sources utilizing market observable inputs.

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

Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

March 31, 2026
(unaudited)
Operating lease right-of-use assets	$57,008

Operating lease liabilities, current	$10,969
Operating lease liabilities, long-term	58,431
Total operating lease liabilities	$69,400

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the condensed consolidated balance sheets.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of March 31, 2026, are as follows (in thousands):

March 31, 2026
(unaudited)
2026	$9,355
2027	13,659
2028	10,246
2029	11,843
2030	10,504
Thereafter	24,915
Total undiscounted lease payments	$80,522

Less: Imputed interest	$(11,122)
Present value of lease liabilities	$69,400

As of March 31, 2026, the Company has an additional operating lease that has not yet commenced of $9,040. This operating lease will commence in the second quarter of 2026, with a lease term of five years.

NOTE 4:    BUSINESS COMBINATIONS

2026 Business Combinations

AllTrue.ai, Inc. ("AllTrue.ai")

On February 6, 2026, the Company completed the acquisition of the share capital of AllTrue.ai, a provider of AI system security software that delivers real-time visibility and control over AI agents, models, and the data they access across the enterprise. Since the acquisition, the Company has launched Varonis Atlas, which is powered by AllTrue.ai, and is continuing to further integrate the technology into its platform. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $180,276 in cash and comprised of the fair value of total consideration transferred of $114,505 and aggregate conditional consideration consisting of an amount up to $40,000 that is conditional on the satisfaction of certain performance targets and employee service periods and an additional $25,771 that is primarily conditional on employee service. The conditional consideration is recorded as research and development compensation expense within the condensed consolidated statements of operations.

The total purchase price was preliminarily allocated using information currently available to the Company and may be subject to change as additional information is received during the respective measurement period, up to one year from the acquisition date. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life
	(unaudited)	(in years)
Net tangible assets acquired	$346
Deferred tax liability	(9,134)
Developed technology intangible asset	41,021	5
Customer relationship intangible asset	700	2
Goodwill	81,572
Total purchase price	$114,505

The fair values of the developed technology and customer relationship intangible assets were estimated using the multi-period excess earnings method, which utilizes various assumptions including projected future revenue, projected profit margin, discount rate and useful life. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not expected to be deductible for income tax purposes. During the three months ended March 31, 2026, acquisition-related costs of $1,076 are included in general and administrative expenses in the condensed consolidated statements of operations.

On the acquisition date, the Company considered the deferred tax impact of the excess fair value of the assets and liabilities accounted for in the business combination over their historical cost basis. The Company recognized $9,134 of a deferred tax liability which relates to the fair value of intangibles, other than goodwill and the fair value adjustments for the tangible assets acquired over their historical cost basis. The Company will file a consolidated tax return in the U.S. to utilize the benefit of the Company’s loss carryforwards against future taxable profit and consequently decreased its valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

The unaudited pro forma results of operations related to this acquisition have not been disclosed, as they are immaterial to the Company's condensed consolidated financial statements.

2025 Business Combinations

Cyral, Inc. ("Cyral")

On March 17, 2025, the Company completed the acquisition of the share capital of Cyral, a provider of DAM software that uses agentless and stateless interception technology, which has been combined with the Company's database security capabilities. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $25,486 in cash and comprised of the fair value of total consideration transferred of $23,051 and an aggregate conditional consideration of $2,435, conditional on employee retention and potential indemnification claims. From the purchase price, $3,502 was held back for potential indemnification claims. The conditional consideration is recorded as research and development compensation expense in the condensed consolidated statements of operations.

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

The fair value of the developed technology intangible asset was estimated using the multi-period excess earnings method, which utilizes various assumptions including projected future revenue generated from the acquired developed technology, projected profit margin, discount rate, and the technology obsolescence curve. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is deductible for income tax purposes. During the three months ended March 31, 2026, there were no acquisition-related costs recorded. During the three months ended March 31, 2025, there was $603 of acquisition-related costs included in general and administrative expenses within the condensed consolidated statements of operations.

SlashNext, Inc. ("SlashNext")

On August 28, 2025, the Company completed the acquisition of the share capital of SlashNext, an AI-native email security provider that detects advanced phishing and social engineering attacks, which, together with MDDR, has been integrated with the Company's technology platform. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $105,953 in cash and comprised of an initial fair value of total consideration transferred of $105,447 and an aggregate conditional consideration of $4,662, conditional on employee retention, along with the settlement of a $4,156 pre-existing relationship. The conditional consideration is recorded as research and development compensation expense in the condensed consolidated statements of operations. During the three months ended March 31, 2026, which is within the acquisition measurement period, a working capital adjustment was recorded that reduced the amount of consideration transferred by $348 and adjusted the amount of net tangible assets (liabilities) and goodwill acquired to reflect facts and circumstances that existed as of the acquisition date.

The allocation of the purchase price for the acquisition is not finalized as of March 31, 2026, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life
	(unaudited)	(in years)
Net tangible assets (liabilities) acquired	$(2,081)
Developed technology intangible asset	8,400	7
Customer relationship intangible asset	3,400	10
Goodwill	95,380
Total purchase price	$105,099

The fair values of the developed technology and customer relationship intangible assets were estimated using the following methods, respectively (including various valuation assumptions): relief from royalty (projected future revenue generated from the acquired developed technology, royalty and discount rates and the technology obsolescence curve) and the multi-period excess earnings method (projected future revenue generated from the acquired customers, projected profit margin, discount rate and the customer survival curve). The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not deductible for income tax purposes. During the three months ended March 31, 2026 and 2025, there were no acquisition-related costs recorded.

NOTE 5:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

The change in the carrying amount of goodwill during the three months ended March 31, 2026 is related to the AllTrue.ai and SlashNext acquisitions. For additional information regarding the acquisitions, see Note 4, "Business Combinations."

The following table reflects goodwill activity for the three months ended March 31, 2026 (in thousands):

Amount (unaudited)
Balance at December 31, 2025	$135,276
Goodwill acquired	81,525
Balance at March 31, 2026	$216,801

Intangible Assets, net

The total cost and amortization of the Company's intangible assets for the period ended March 31, 2026 is comprised of the following (in thousands):

	March 31, 2026
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$55,321	$(2,598)	$52,723
Customer relationship	4,100	(253)	3,847
Non-compete	40	(14)	26
Total	$59,461	$(2,865)	$56,596

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $1,812 and $26 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes estimated future amortization expense of the Company's intangible assets as of March 31, 2026 (in thousands):

Amount
Years ending December 31,	(unaudited)
2026	$8,072
2027	10,763
2028	10,438
2029	10,400
2030	10,400
Thereafter	6,523
Total future amortization expense	$56,596

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

In addition, on or after March 15, 2029, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of March 31, 2026, the 2029 Notes were classified as long-term in the Company's condensed consolidated balance sheets.

Effective September 20, 2027, the Company may redeem the 2029 Notes for cash, at its option, subject to the terms and conditions provided in the 2029 Indenture.

In accordance with ASC No. 470, "Debt," the Company accounts for the 2029 Notes as a single liability measured at amortized cost. The carrying value of the liability is represented by the face amount of the 2029 Notes, less debt issuance costs. The total offering costs upon issuance of the 2029 Notes are amortized as interest expense over the term of the 2029 Notes, using the effective interest rate method.

The net carrying amount of the 2029 Notes was as follows (in thousands):

	March 31, 2026	December 31, 2025
Liability	(unaudited)
Principal	$460,000	$460,000
Unamortized issuance costs	(7,231)	(7,741)
Net carrying amount	$452,769	$452,259

During the three months ended March 31, 2026, the effective interest rate for the 2029 Notes was 1.46%. The interest expense recognized related to the Notes during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$—	$1,150	$1,150	$786	$1,150	$1,936
Amortization of debt issuance costs	—	510	510	384	503	887
Total	$—	$1,660	$1,660	$1,170	$1,653	$2,823

As of March 31, 2026 and December 31, 2025, the total estimated fair value of the 2029 Notes was approximately $400,446 and $429,028, respectively. The fair values were determined based on the closing trading price of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2029 Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data.

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

The Capped Call Transactions are considered a freestanding instrument in accordance with ASC No. 480, "Distinguishing Liabilities from Equity," as they were entered into separately and apart from the Notes and since the conversion or redemption of the Notes does not automatically result in the exercise of the Capped Call Transactions. As the Capped Call Transactions are considered indexed to the Company's stock and are considered equity classified, they are recorded in stockholders’ equity in the condensed consolidated balance sheets and are not accounted for as derivatives. The cost of the Capped Call Transactions for the 2025 and 2029 Notes were approximately $29,348 and $55,522, respectively, and were recorded as a reduction to additional paid-in capital.

During 2025, in connection with the maturity of the 2025 Notes, the capped call transactions entered into in May 2020 were exercised and net share settled. The Company received and subsequently retired 2,604,434 shares of its common stock.

NOTE 7:    STOCKHOLDERS’ EQUITY

Stock Plans

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

Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2026 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance as of January 1, 2026	8,562,645	$38.60
Granted	3,817,773	$29.69
Vested	(2,969,114)	$35.89
Forfeited	(295,127)	$40.00
Unvested balance as of March 31, 2026	9,116,177	$38.12

As of March 31, 2026, there was $289,678 of total unrecognized compensation cost related to employees and non-employees unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.877 years.

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

On June 5, 2025, the Company’s stockholders approved the Varonis Systems, Inc. 2025 Employee Stock Purchase Plan (the “2025 ESPP,” together with the 2015 ESPP, the "ESPP plans"), which the Company’s board of directors adopted on April 17, 2025. The Company initially reserved 8,000,000 shares of common stock for issuance under the 2025 ESPP. The 2025 ESPP will continue in effect until the earlier of (i) the date when no shares of common stock are available for issuance thereunder, or (ii) June 5, 2035; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the 2025 ESPP at any time.

The ESPP plans allow eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value of the Company’s common stock on the first day or last trading day in the offering period, subject to any plan limitations.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Cost of revenues	$1,439	$1,504
Research and development	12,726	10,576
Sales and marketing	9,855	10,476
General and administrative	9,719	9,699
Total	$33,739	$32,255

Share Repurchase Programs

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

In October 2025, the Company's board of directors authorized a share repurchase program of up to $150,000 of the Company’s common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act.

During the three months ended March 31, 2026, the Company repurchased and subsequently retired 5,355,445 shares under its October 2025 Share Repurchase Program, for a net total of $132,100. During 2025, the Company repurchased and subsequently retired 448,439 shares under its October 2025 Share Repurchase Program, for a total of $15,000. As of March 31, 2026, the Company completed its October 2025 Share Repurchase Program.

NOTE 8:    GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

ASC No. 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from SaaS revenues, term license subscriptions and maintenance and services fees (see Note 1, "General," for a brief description of the Company’s business and revenue recognition).

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Total revenues	$173,126	$136,423

Less:
Stock based compensation	33,739	32,255
Other segment items (*)	176,241	139,951
Net loss	$(36,854)	$(35,783)

(*) Other segment expense items included within net loss include payroll, financial income, net (inclusive of interest income of $10,123 and $13,045 for the three months ended March 31, 2026 and 2025, respectively, and interest expense of $1,150 and $1,938 for the three months ended March 31, 2026 and 2025, respectively), marketing activities, overhead and depreciation ($2,543 and $2,392 for the three months ended March 31, 2026 and 2025, respectively), travel and entertainment, income taxes, information technology and communication, department activities, amortization of acquired intangibles and other miscellaneous expenses. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Revenues based on customer’s location:
United States	$124,001	$95,633
EMEA	35,784	28,394
Rest of the World	13,341	12,396
Total revenues	$173,126	$136,423

During the three months ended March 31, 2026 and 2025, respectively, there were no revenues to a single customer exceeding 10% of the Company's total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Long-lived assets by geographic region:
Israel	$49,622	$49,914
United States	35,334	33,112
Ireland	6,493	6,784
Other	5,125	3,899
	$96,574	$93,709

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2025.

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

Overview

Varonis is a data and AI security company. We protect what matters most to organizations: their data – and how it is accessed, used, and exposed, including by AI systems and agents. Modern enterprises run on data that is created, copied, shared, analyzed, and acted upon across cloud services, SaaS applications, AI-enabled platforms, and on-premises environments – often faster and on a larger scale than security teams can track. Varonis was founded on a simple but durable observation: the capacity to create and share data scales faster than the ability to secure it. That gap has never been wider than it is today.

AI has changed the attack surface in ways most security vendors weren’t built to address. AI agents access sensitive data autonomously, make decisions without human review, and introduce a new class of unpredictable, non-deterministic risk that traditional perimeter and identity-based controls weren’t designed to catch. At the same time, enterprises are under pressure to adopt AI quickly – and the data that powers those systems is frequently over-exposed, under-classified, and inadequately governed. Varonis sits at that intersection: we protect data, secure AI systems, and stop AI threats – including those that traditional security tools were never built to see.

Our transition to a SaaS delivery model was strategic and deliberate. SaaS enables the automation at scale that modern data security demands: continuous classification, real-time risk reduction, faster threat detection, and the ability to deploy and update capabilities across a customers’ environment without friction. Our Managed Data Detection and Response (MDDR) offering extends this further, using agentic AI to deliver 24x7x365 monitoring with a guaranteed response SLA.

We have continued to expand our platform through acquisitions that directly extend our ability to protect data and secure AI systems. The acquisition of Cyral brought database activity monitoring (DAM) into our platform. The acquisition of SlashNext added email and collaboration security, enabling detection and prevention of AI-generated phishing and other threats delivered through the collaboration layer. The acquisition of AllTrue.ai, Inc. ("AllTrue.ai") extended our platform into AI system security giving customers real-time visibility and control over AI agents, models, and the data they access across the enterprise.

We have announced the end-of-life for our self-hosted business effective December 31, 2026. We expect this transition to result in increased variability with our remaining self-hosted customers throughout the end-of-life period and as we seek to convert these remaining customers to SaaS, but we believe it positions us for a more durable, recurring revenue model and accelerates our ability to deliver the automation and intelligence that define our platform’s value.

Our go-to-market model is channel-led and enterprise-focused. We sell through channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading organizations across financial services, public, healthcare, industrial, insurance, energy and utilities, technology, construction and engineering, education and consumer and retail sectors. Our sales motion leads with a rapid risk assessment that surfaces immediate, high-priority exposure – typically within days of deployment – creating a clear and urgent case for expansion. Our SaaS renewal rate is over 90% for the three months ended March 31, 2026.

We believe there is a significant long-term growth opportunity in both domestic and international markets. Any organization that stores data in SaaS applications, IaaS environments, databases, file shares, email systems, or AI platforms is a potential customer. As enterprises accelerate AI adoption, the need to govern, secure, and monitor the data those systems touch will only grow. We believe Varonis is uniquely positioned to meet that demand – not as a company adapting to the AI era, but as one built for it. For the three months ended March 31, 2026, approximately 71% of our revenues were derived from the United States, while approximately 21% of our revenues were derived from EMEA and approximately 8% from ROW. Additionally, despite the revenue recognition variations from the accounting treatment associated with existing customer conversions to SaaS, total revenues still grew approximately 27% for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During the three months ended March 31, 2026, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with existing customer conversions to SaaS. For the three months ended March 31, 2026 and 2025, SaaS revenues were $161.1 million and $88.6 million, respectively. For the three months ended March 31, 2026 and 2025, our total revenues were $173.1 million and $136.4 million, respectively. For the three months ended March 31, 2026 and 2025, we have operating losses of $44.5 million and $43.8 million and net losses of $36.9 million and $35.8 million, respectively.

Key Performance Indicators and Recent Business Highlights

SaaS Annual Recurring Revenues

SaaS annual recurring revenues ("SaaS ARR") is a key performance indicator defined as the annualized value of active SaaS contracts in effect at the end of that period. SaaS contracts are annualized by dividing the total contract value by the number of days in the term and multiplying the result by 365. As we have announced the end-of-life of our self-hosted business as of December 31, 2026, we are disclosing SaaS ARR until the end-of-life of the self-hosted business is complete, at which point, ARR and SaaS ARR will be materially consistent.

As of March 31, 2026 and 2025, SaaS ARR was $683.2 million and $405.2 million, respectively, an increase of 69% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. SaaS ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect SaaS ARR to continue to increase in absolute dollars.

SaaS Renewal Rate and SaaS ARR Excluding Conversions

As we have completed our SaaS transition and announced the end-of-life of our self-hosted business by the end of 2026, the historical renewal rate disclosure has been replaced by the SaaS renewal rate which is over 90% for the three months ended March 31, 2026. In addition, throughout 2026, we will also be disclosing SaaS ARR excluding conversions which excludes SaaS ARR associated with self-hosted customers converting to SaaS over the trailing twelve months. As of March 31, 2026, SaaS ARR excluding conversions was $522.6 million, an increase of 29% compared to March 31, 2025 SaaS ARR. We expect SaaS ARR excluding conversions to increase in absolute dollars. These additional performance metrics align with our new business model and how management views the business.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $1,095.4 million as of March 31, 2026 and we expect RPO to increase in absolute dollars.

Business Acquisition

On February 6, 2026, we completed the acquisition of AllTrue.ai, a provider of AI system security software that delivers real-time visibility and control over AI agents, models, and the data they access across the enterprise. For further information regarding the AllTrue.ai acquisition, refer to Note 4, "Business Combinations," of our condensed consolidated financial statements.

Components of Operating Results

Revenues

SaaS Revenues. SaaS revenues relate to the Varonis Data Security Platform delivered as a SaaS model. Over the last several years, we began to offer SaaS-delivered solutions and strategically enhanced our platform to safeguard customers' most mission-critical assets, including cloud environments, SaaS applications, on-premises data, email and AI systems. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. Our SaaS solutions are the primary driver of our revenues and we expect SaaS revenues to continue to grow considerably. Conversions from a license sold on-premises to our SaaS offering during the original subscription period are accounted for on a prospective basis.

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

Our SaaS renewal rate for each of the three months ended March 31, 2026 and 2025 is over 90%. We measure the SaaS renewal rate for our customers over a 12-month period, based on a dollar renewal rate for SaaS contracts expiring during that time period. The expected increase in SaaS revenues, combined with the timing of conversions and renewals, as well as conversion and renewal rates, may result in significant variation in the revenues we recognize in a given period. We expect term license subscription revenues and perpetual license revenues, including the associated maintenance and support related to perpetual licenses, to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from SaaS, term license subscriptions and maintenance and services revenues for the periods presented.

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	93.0%	64.9%
Term license subscriptions	4.0%	23.1%
Maintenance and services	3.0%	12.0%
Total revenues	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in over 95 countries.

Cost of Revenues, Gross Profit and Gross Margin

Cost of revenues consist primarily of salaries (including payroll tax expense related to stock-based compensation), employee benefits (including commissions and bonuses) and stock-based compensation for our customer support, customer success, MDDR and services employees; third-party hosting fees; amortization of certain acquired intangible assets; travel expenses; and allocated overhead costs for facilities, IT and depreciation. We recognize expenses related to these costs as they are incurred and expect that these costs will increase in absolute dollars as we continue to invest in our customer success, support and MDDR teams and support the underlying programs that play a critical role in maintaining our high SaaS renewal rate.

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. We have seen the impact of these seasonal patterns, due to differences in revenue recognition accounting treatment, decline in 2025 and during the three months ended March 31, 2026 and we expect it to continue to decline, as we seek to sell more of our SaaS offering to customers and complete the end-of-life of our self-hosted business.

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

Financial Income (Expenses), Net

Financial income (expenses), net consists primarily of interest income, amortization of premiums and accretion of discounts related to our investment in available for sale marketable securities, foreign exchange gains or losses, amortization of debt issuance costs and interest expense and the remeasurement of options to repurchase common stock. Interest income represents interest received on our cash, cash equivalents, marketable securities and deposits. Foreign exchange gains or losses relate to our business activities in foreign countries with different operational reporting currencies. As a result of our business activities in foreign countries, we expect that foreign exchange gains or losses will continue to occur due to fluctuations in exchange rates in the countries where we do business. Amortization of debt issuance costs relate to the Notes we issued in May 2020 and September 2024. Interest expense consists of the contractual interest expenses associated with the Notes. The Notes we issued in May 2020 matured on August 15, 2025, as such, no further amortization of debt issuance costs or contractual interest expense will be incurred related to these Notes. The remeasurement of options to repurchase common stock are associated with our October 2025 share repurchase program.

Benefit (Provision) for Income Taxes

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following tables are a summary of our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 in dollars and as a percentage of our total revenues.

	Three Months Ended March 31,
	2026	2025
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$161,065	$88,560
Term license subscriptions	6,896	31,488
Maintenance and services	5,165	16,375
Total revenues	173,126	136,423
Cost of revenues	41,570	29,018
Gross profit	131,556	107,405
Operating expenses:
Research and development	69,761	54,210
Sales and marketing	80,336	72,763
General and administrative	25,940	24,198
Total operating expenses	176,037	151,171
Operating loss	(44,481)	(43,766)
Financial income, net	4,446	11,951
Loss before income taxes	(40,035)	(31,815)
Benefit (provision) for income taxes	3,181	(3,968)
Net loss	$(36,854)	$(35,783)

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	93.0%	64.9%
Term license subscriptions	4.0	23.1
Maintenance and services	3.0	12.0
Total revenues	100.0	100.0
Cost of revenues	24.0	21.3
Gross profit	76.0	78.7
Operating expenses:
Research and development	40.3	39.7
Sales and marketing	46.4	53.3
General and administrative	15.0	17.8
Total operating expenses	101.7	110.8
Operating loss	(25.7)	(32.1)
Financial income, net	2.6	8.8
Loss before income taxes	(23.1)	(23.3)

Benefit (provision) for income taxes	1.8	(2.9)
Net loss	(21.3)%	(26.2)%

Revenues

	Three Months Ended March 31,
	2026	2025	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$161,065	$88,560	81.9%
Term license subscriptions	6,896	31,488	(78.1)%
Maintenance and services	5,165	16,375	(68.5)%
Total revenues	$173,126	$136,423	26.9%

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	93.0%	64.9%
Term license subscriptions	4.0	23.1
Maintenance and services	3.0	12.0
Total revenues	100.0%	100.0%

For the three months ended March 31, 2026, our revenues increased 27% compared to the three months ended March 31, 2025 despite existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 82% from $88.6 million for the three months ended March 31, 2025 to $161.1 million for the three months ended March 31, 2026, as we completed our transition to a SaaS delivery model. The increase in SaaS revenues was driven by (i) new customer acquisitions, which are happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in Gen AI, (ii) existing customer conversions and upselling and (iii) our high renewal rates. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions, a trend we expect to continue in the near future. SaaS ARR was $683.2 million and $405.2 million as of March 31, 2026 and 2025, respectively, representing an increase of 69%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn. We continue to expect less maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2026	2025	% Change
	(unaudited) (in thousands)
Cost of revenues	$41,570	$29,018	43.3%

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenues)
Total gross margin	76.0%	78.7%

The increase in cost of revenues was primarily related to a $6.1 million increase in third-party hosting costs associated with our transition to a SaaS delivery model. The increase is also due to a $3.7 million increase in salaries, benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the completion of our SaaS transition, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong SaaS renewal rate and an increase of $2.5 million in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$69,761	$54,210	28.7%
Sales and marketing	80,336	72,763	10.4%
General and administrative	25,940	24,198	7.2%
Total operating expenses	$176,037	$151,171	16.4%

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.3%	39.7%
Sales and marketing	46.4	53.3
General and administrative	15.0	17.8
Total operating expenses	101.7%	110.8%

The increase in research and development expenses was primarily related to a $12.7 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisitions, an increase of $2.5 million in facilities and allocated overhead costs and a $0.4 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $3.9 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model, an increase of $1.9 million in salaries, benefits and stock-based compensation expense and a $1.8 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to an increase of $0.5 million in acquisition-related costs associated with the business acquisitions, a $0.5 million increase in facilities and allocated overhead costs, a $0.3 million increase in consulting and services fees and a $0.2 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount to support the overall growth of our business.

Financial Income, Net

	Three Months Ended March 31,
	2026	2025	% Change
	(unaudited) (in thousands)
Financial income, net	$4,446	$11,951	(62.8)%

The decrease in financial income, net was primarily due to lower interest income, foreign currency loss, remeasurement of options to repurchase common stock and amortization of premiums on marketable securities, partially offset by less interest and issuance cost amortization expense related to the maturity of the 2025 convertible note.

Benefit (Provision) for Income Taxes

	Three Months Ended March 31,
	2026	2025	% Change
	(unaudited) (in thousands)
Benefit (provision) for income taxes	$3,181	$(3,968)	180.2%

Benefit (provision) for income taxes for the three months ended March 31, 2026, including the change in income taxes, were comprised of foreign and U.S. income taxes. Additionally, we recognized $9,134 of a deferred tax liability which relates to the fair value of intangibles, other than goodwill and the fair value adjustments for the tangible assets acquired over their historical cost basis for the AllTrue.ai acquisition. We will file a consolidated tax return in the U.S. to utilize the benefit of our loss carryforwards against future taxable profit and consequently decreased our valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2026	2025
	(unaudited) (in thousands)
Net cash provided by operating activities	$55,042	$68,000
Net cash provided by (used in) investing activities	63,331	(25,017)
Net cash used in financing activities	(141,516)	(75,461)
Decrease in cash and cash equivalents	$(23,143)	$(32,478)

As of March 31, 2026, our cash and cash equivalents, short-term marketable securities and short-term deposits of $785.9 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of March 31, 2026, we held $113.6 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the amount and timing of conversions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash and non-operating cash flow items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, non-cash operating lease costs, amortization of debt issuance costs, amortization of premium and accretion of discount on marketable securities, deferred income taxes, net and remeasurement of options to repurchase common stock, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenue, which primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy.

For the three months ended March 31, 2026, net cash provided by operating activities was $55.0 million. We have historically observed two seasonal patterns that impact our net cash provided by operating activities, which we continue to expect under a SaaS delivery model. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the three months ended March 31, 2026, cash inflows were $14.0 million from our net loss excluding non-cash and non-operating cash flow charges. Additional sources of cash inflows were from changes in our working capital, including a $86.2 million decrease in accounts receivable. Our days sales outstanding (“DSO”) for the three months ended March 31, 2026 was 83. Other sources of cash inflows was from a $5.0 million increase in trade payables and a $0.2 million increase in other long-term liabilities. This was partially offset by a $22.3 million increase in prepaid expenses and other short-term assets (including deferred commissions), a $14.1 million decrease in accrued expenses and other short-term liabilities, a $11.3 million increase in other long-term assets and a $2.8 million decrease in deferred revenues.

For the three months ended March 31, 2025, net cash provided by our operating activities was $68.0 million. For the three months ended March 31, 2025, cash inflows were $13.7 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $65.1 million decrease in accounts receivable. Our DSO for the three months ended March 31, 2025 was 79. Other sources of cash inflows were from a $6.0 million increase in deferred revenues, a $2.0 million increase in trade payables and a $0.5 million increase in other long-term liabilities. This was partially offset by a $16.7 million decrease in accrued expenses and other short-term liabilities and a $2.5 million increase in prepaid expenses and other short-term assets (including deferred commissions).

Investing Activities

Our investing activities consist primarily of acquisitions, capital expenditures to purchase property and equipment, including leasehold improvements, capitalized internal-use software, purchase and sale of deposits and marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

For the three months ended March 31, 2026, net cash provided by investing activities of $63.3 million was attributable to net proceeds of $184.1 million in marketable securities, partially offset by $113.6 million of cash paid for acquisitions, net of cash acquired and escrow refunds, $5.0 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space, net investments of $1.1 million in deposits and $1.0 million for capitalized internal-use software expenditures.

For the three months ended March 31, 2025, net cash used in investing activities of $25.0 million was primarily attributable to $18.6 million of cash paid for an acquisition, net of cash acquired, $2.3 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space, net investments of $2.1 million in deposits, net investments of $1.7 million in marketable securities and $0.3 million for capitalized internal-use software expenditures.

Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities of $141.5 million was attributable to $135.0 million in repurchases of common stock and $17.4 million in taxes paid related to net share settlement of equity awards, partially offset by $8.0 million of proceeds from employee stock plans and $2.9 million in proceeds from options to repurchase common stock.

For the three months ended March 31, 2025, net cash used in financing activities of $75.5 million was attributable to $61.3 million in repurchases of common stock, $21.4 million in taxes paid related to net share settlement of equity awards partially offset by $7.2 million of proceeds from employee stock plans.

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

For further information regarding the Notes and Capped Call Transactions, refer to Note 6, "Convertible Senior Notes and Capped Call Transactions," of our condensed consolidated financial statements.

Share Repurchase Programs

In October 2025, our board of directors authorized a share repurchase program of up to $150.0 million of the Company’s common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of March 31, 2026, we completed our October 2025 Share Repurchase Program.

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

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of March 31, 2026 for the upcoming years were as follows:

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
Operating lease obligations	$10,406	$15,569	$12,212	$13,869	$12,591	$24,915	$89,562

We have obligations related to unrecognized tax benefit liabilities totaling $55.4 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have contractual minimum purchase commitments with service providers through August 31, 2027, October 31, 2028 and May 31, 2031. These commitments total $1.9 million, $2.5 million and $11.5 million due within the next 12 months, respectively and $10.5 million, $3.2 million and $377.6 million (with no specified annual commitments), respectively, due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one quarter of our revenues for the three months ended March 31, 2026 were earned in non-U.S. dollar denominated currencies, mainly in the euro and pound sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and new Israeli shekel, and to a lesser extent the euro, pound sterling, Canadian dollar, Australian dollar, Singapore dollar, Indian rupee, Japanese yen and Polish zloty. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

As of March 31, 2026, we have cash and cash equivalents, short-term marketable securities and short-term deposits of $785.9 million and investments in long-term marketable securities of $113.6 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

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

In September 2024 we issued the 2029 Notes, which have a fixed annual interest rate of 1.00%, and therefore, we do not have economic interest rate exposure on the 2029 Notes. However, the value of the 2029 Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2029 Notes is affected by our stock price. The fair value of the 2029 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the 2029 Notes at face value less unamortized costs in our condensed consolidated balance sheets, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to Part I, Item 1. “Financial Statements,” Note 1, “Contractual Purchase Obligations and Contingent Liabilities” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. In recent years, the European economy experienced economic turmoil that caused the devaluation of local European currencies (specifically, the euro and the pound sterling), inflationary pressures and general economic uncertainty. As a result, there has been, and may in the future be, budgetary tightening and longer sales cycles in the region which may negatively impact our results of operations. In addition, the imposition of tariffs, such as those implemented by the United States or other countries in 2025, may materially impact business performance for companies operating around the world and may cause budgetary tightening and longer sales cycles for companies in those impacted countries.. The United States could also experience a sustained period of elevated inflation, which may put pressure on discretionary spending by our customers, and a lengthening of our sales cycle in the region, which could negatively impact our results.

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
• not meeting expectations with respect to certain key performance metrics, such as SaaS renewal rates and SaaS annual recurring revenues;
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

Data security is a rapidly growing and evolving market, driven by increasing regulatory demands, the proliferation of data across hybrid environments, the rising sophistication of cyber threats and increasing AI usage, which increases the need for data security. The growing adoption of AI‑driven applications, agents and automation has expanded the types of sensitive assets that organizations must protect, including machine identities, secrets, credentials and non‑human access paths, which further increases demand for data security and adjacent security solutions. As a result, the market is attracting investment from both established players and emerging innovators, which is driving increased awareness for the need to secure data, increasing the size of the data security market and intensifying the competitive landscape. Over time, we have strategically made investments in our platform to better serve our customers and also address new use cases, which has grown our market opportunity and also brought us into more competitive discussions.

While there are some companies which offer certain features similar to those embedded in our solutions, and others with whom we compete in certain tactical use cases, we believe that no single competitor delivers the same automated outcomes on the number of platforms and applications that we support. However, we do face competition from a select group of software vendors that provide standalone solutions similar to those features embedded in our comprehensive platform, particularly in the markets we serve. We also face direct competition in specific use cases, specifically DSPM, data discovery and classification, privacy, data migration, data subject access requests and Active Directory security. Following our acquisition of AllTrue.ai, we have expanded our platform with AI security capabilities that provide organizations with visibility into, and governance and real‑time control over, AI systems, models and agents that access and act on enterprise data. As a result, we now compete more directly with vendors focused on AI security, AI governance and risk management, cloud security and adjacent data protection markets. As we continue to augment our functionality with AI security, insider threat detection and user behavior analytics and as we expand our classification capabilities to better serve compliance needs, such as General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA") and other data privacy laws, we may face increased perceived and real competition from other security and classification technologies. Our growing presence in the cloud data security market and our broader product coverage are also placing us in more direct competition with companies focused on discovery and classification. As customer requirements evolve and new technologies emerge, including evolving AI architecture and deployment models, we face heightened competition from companies—both established and emerging—that develop solutions targeting the enterprise data market.

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

Our functional and reporting currency is the U.S. dollar. While the majority of our revenues and expenses are denominated in U.S. dollars, we also generate revenues and incur operating expenses in foreign currencies, primarily the euro, pound sterling, Canadian dollar, Australian dollar, Singapore dollar and new Israeli shekel. As a result, our operating results are exposed to movements in foreign currency exchange rates.

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

•convert our remaining self-hosted customers to our SaaS delivery model;
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

We have incurred net losses in each year since our inception, including a net loss of $36.9 million for the three months ended March 31, 2026 and net losses of $129.3 million and $95.8 million in each of the years ended December 31, 2025 and 2024, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2025 and for the three months ended March 31, 2026, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the year ended December 31, 2025 and for the three months ended March 31, 2026, approximately 71% of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our accounts receivable is subject to collection and credit risks. These agreements may include purchase commitments for multiple years of SaaS and term license subscriptions, which may be invoiced over multiple reporting periods increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers and resellers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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

While we extend our technological capabilities though innovation and strategic transactions, including our recently announced MDDR, DAM, email security, AI security and cloud-based solutions, we cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to extend our technological expertise and develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

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

If we fail to anticipate market requirements or stay abreast of technological changes, we may be unable to successfully introduce new products, expand the functionality of our current products or convince our customers and potential customers of the value of our solutions in light of new technologies. In addition, it is possible that our product innovations, including our recently announced MDDR, DAM, email security, AI security and cloud-based solutions, may not provide satisfactory results to our customers. Accordingly, our business, results of operations and financial condition could be materially and adversely affected.

If our technical support, customer success or professional services are not satisfactory to our customers, they may not renew their agreements or not buy additional products in the future, which could adversely affect our future results of operations.

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our SaaS renewal rate for the three months ended March 31, 2026 and 2025 is over 90%.

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

Our continued growth depends in part on the ability of our existing and potential customers to quickly access our website and support website. Access to our support website is also imperative to our daily operations and interaction with customers, as it allows customers to download our software, fixes and patches, as well as open and respond to support tickets and register license keys for evaluation or production purposes. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including technical failures, cyberattacks, natural disasters, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. System failures or outages, including any potential disruptions due to a period of increased global demand on certain cloud-based systems or disruptions of our cloud-

based solutions, could compromise our or our customer’s ability to perform day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our software becomes more complex and our user traffic increases. If our websites are unavailable or if our users are unable to download our software, patches or fixes within a reasonable amount of time or at all, we may suffer reputational harm and our business would be negatively affected.

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

As of March 31, 2026, we have 117 issued patents in the United States and 64 pending U.S. patent applications. We also have 71 patents issued and 83 applications pending for examination in non-U.S. jurisdictions, and 34 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in July 2025, the TCJA, as revised by the OBBBA, requires all U.S. companies to capitalize and subsequently amortize research and development expenses that fall within the scope of Section 174 over fifteen years for research and development activities conducted outside of the U.S. As of the first quarter of 2026, we have accounted for an estimate of the effects of the research and development capitalization, based on interpretation of the law as currently enacted. Once our available NOLs or tax credits are fully utilized, then, due to the capitalization of research and development expenses for those activities conducted outside of the U.S., we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In September 2024, we issued the 2029 Notes. As of March 31, 2026, we have $460.0 million outstanding aggregate principal amount of the 2029 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

We operate on a global basis and political, social, economic and security conditions in countries in which we operate may limit our ability to develop and sell our products. Specifically, we have operations and do business in Israel, the United Kingdom, France, Brazil and Ukraine. Continued political and social instability and war in these regions, and any other areas in the world where we have operations, may affect our business and operations in those and other neighboring regions. In addition, increased regulatory scrutiny, sanctions, export controls, data‑localization requirements and other legal or regulatory restrictions, including those relating to software, data security and AI‑enabled technologies, could further limit our ability to operate or expand in certain international markets and could increase our compliance costs.

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. Sanctions and export control regimes are continuously evolving and increasingly complex, including with respect to software, encryption, data security and AI‑related functionality, and compliance with such requirements may restrict sales opportunities, limit customer deployments or require operational changes. As of March 31, 2026, we do not have any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

Our principal research and development facility, which also houses a portion of our support and general and administrative teams, is located in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities, and a number of state and non-state actors have publicly committed to its destruction. In addition, Israel is currently in a war and the duration, geographic scope and severity of the current war remain uncertain. Security, political and economic conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or with other countries in the region, including Lebanon, Syria, Iran or Yemen, or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of March 31, 2026, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of March 31, 2026, we have options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.1 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. A significant decline in our stock price has and could in the future subject us to securities class action litigation, such as the purported class action litigation filed against us and certain of our executive officers in January 2026, as more fully described in Note 1, “Contractual Purchase Obligations and Contingent Liabilities ” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such securities litigation, and any potential securities litigation in the future, could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows and may cause a significant increase in the premium paid for our directors and officers insurance.

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

In October 2025, our board of directors authorized a share repurchase program of up to $150.0 million of our common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The October 2025 Share Repurchase Program was completed in March 2026.

The following table summarizes the share repurchase activity during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - January 31	99	$29.99	99	132,027
February 1 - February 28	4,330	$24.72	4,330	25,000
March 1 - March 31	926	$27.00	926	—

(1) Average price paid per share includes costs associated with the repurchases.

Item 5.	Other Information
On February 11, 2026, Guy Melamed, our Chief Financial Officer and Chief Operating Officer, terminated a Rule 10b5–1 trading arrangement that was previously adopted on September 15, 2025. Mr. Melamed’s terminated Rule 10b5–1 trading arrangement would have expired on September 10, 2026, if not earlier terminated, and included the potential sale of up to 94,502 vested shares of our common stock and up to 100% of restricted and performance stock units (net of stock units withheld for taxes) scheduled to vest in February 2026. As of the date of termination of the Rule 10b5–1 trading arrangement, no shares of our common stock had been sold under its terms.

Except as described above, during the fiscal quarter ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

April 29, 2026	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

April 29, 2026	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail

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