Form 10-Q
period 2026-06-30
VARONIS SYSTEMS INC
filed 2026-07-29
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of July 24, 2026, there were 114,860,485 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$233,643	$202,482
Marketable securities	426,474	681,225
Short-term deposits	38,149	37,259
Accounts receivable (net of allowances of $1,458 and $1,260 at June 30, 2026 and December 31, 2025, respectively)	150,896	242,822
Prepaid expenses and other short-term assets	147,790	134,767
Total current assets	996,952	1,298,555

Long-term assets:
Long-term marketable securities	213,260	187,202
Operating lease right-of-use assets	61,826	57,677
Property and equipment, net	40,314	36,032
Intangible assets, net	56,006	16,687
Goodwill	215,082	135,276
Other assets	70,955	60,183
Total long-term assets	657,443	493,057
Total assets	$1,654,395	$1,791,612

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$12,328	$5,735
Accrued expenses and other short-term liabilities	173,413	225,411
Deferred revenues	420,198	427,811
Total current liabilities	605,939	658,957

Long-term liabilities:
Convertible senior notes, net	453,278	452,259
Operating lease liabilities	62,854	59,749
Deferred revenues	15,368	14,406
Other liabilities	72,463	7,585
Total long-term liabilities	603,963	533,999

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at June 30, 2026 and December 31, 2025; Issued and outstanding: 114,853,875 shares at June 30, 2026 and 117,546,852 shares at December 31, 2025	115	118
Accumulated other comprehensive income	27,159	23,132
Additional paid-in capital	1,370,361	1,444,885
Accumulated deficit	(953,142)	(869,479)
Total stockholders’ equity	444,493	598,656
Total liabilities and stockholders’ equity	$1,654,395	$1,791,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
SaaS	$171,727	$105,895	$332,792	$194,455
Term license subscriptions	4,162	32,374	11,058	63,862
Maintenance and services	4,134	13,894	9,299	30,269
Total revenues	180,023	152,163	353,149	288,586

Cost of revenues	44,512	31,249	86,082	60,267

Gross profit	135,511	120,914	267,067	228,319

Operating expenses:
Research and development	73,339	56,247	143,100	110,457
Sales and marketing	78,978	76,578	159,314	149,341
General and administrative	23,825	24,641	49,765	48,839
Total operating expenses	176,142	157,466	352,179	308,637

Operating loss	(40,631)	(36,552)	(85,112)	(80,318)
Financial income (expense), net	(763)	4,967	3,683	16,918

Loss before income taxes	(41,394)	(31,585)	(81,429)	(63,400)
Provision for income taxes	(5,415)	(4,239)	(2,234)	(8,207)

Net loss	$(46,809)	$(35,824)	$(83,663)	$(71,607)

Net loss per share of common stock, basic and diluted	$(0.41)	$(0.32)	$(0.73)	$(0.64)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	114,818,267	112,054,715	115,300,485	112,347,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(46,809)	$(35,824)	$(83,663)	$(71,607)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(916)	46	(2,604)	2,477
Income (loss) on marketable securities reclassified into earnings, net of tax	10	(123)	47	(161)
	(906)	(77)	(2,557)	2,316

Unrealized income (loss) on derivative instruments, net of tax	(60)	17,073	(6,918)	11,504
Income (loss) on derivative instruments reclassified into earnings, net of tax	7,596	(1,337)	13,502	(1,999)
	7,536	15,736	6,584	9,505
Total other comprehensive income	6,630	15,659	4,027	11,821

Comprehensive loss	$(40,179)	$(20,165)	$(79,636)	$(59,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2024	112,550,156	$113	$1,193,022	$2,676	$(740,155)	$455,656
Stock-based compensation expense	—	—	32,255	—	—	32,255
Common stock issued under employee stock plans	1,808,876	2	7,161	—	—	7,163
Taxes related to net share settlement of equity awards	—	—	(26,447)	—	—	(26,447)
Repurchase of common stock	(1,476,456)	(2)	(61,262)	—	—	(61,264)
Unrealized loss on derivative instruments, net of tax	—	—	—	(6,231)	—	(6,231)
Unrealized income on available for sale securities, net of tax	—	—	—	2,393	—	2,393
Common stock issued for debt conversion	32	—	1	—	—	1
Net loss	—	—	—	—	(35,783)	(35,783)
Balance as of March 31, 2025	112,882,608	113	1,144,730	(1,162)	(775,938)	367,743
Stock-based compensation expense	—	—	33,859	—	—	33,859
Common stock issued under employee stock plans	163,501	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,352)	—	—	(1,352)
Repurchase of common stock	(1,003,885)	(1)	(38,735)	—	—	(38,736)
Unrealized income on derivative instruments, net of tax	—	—	—	15,736	—	15,736
Unrealized loss on available for sale securities, net of tax	—	—	—	(77)	—	(77)
Common stock issued for debt conversion	4,885	—	150	—	—	150
Net loss	—	—	—	—	(35,824)	(35,824)
Balance as of June 30, 2025	112,047,109	$112	$1,138,652	$14,497	$(811,762)	$341,499

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2025	117,546,852	$118	$1,444,885	$23,132	$(869,479)	$598,656
Stock-based compensation expense	—	—	33,739	—	—	33,739
Common stock issued under employee stock plans	2,622,743	2	7,968	—	—	7,970
Taxes related to net share settlement of equity awards	—	—	(17,386)	—	—	(17,386)
Repurchase of common stock	(4,429,520)	(4)	(109,996)	—	—	(110,000)
Repurchase of common stock through options, net	(925,925)	(1)	(20,008)	—	—	(20,009)
Unrealized loss on derivative instruments, net of tax	—	—	—	(952)	—	(952)

Unrealized loss on available for sale securities, net of tax	—	—	—	(1,651)	—	(1,651)
Net loss	—	—	—	—	(36,854)	(36,854)
Balance as of March 31, 2026	114,814,150	115	1,339,202	20,529	(906,333)	453,513
Stock-based compensation expense	—	—	34,619	—	—	34,619
Common stock issued under employee stock plans	39,725	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(3,460)	—	—	(3,460)
Unrealized income on derivative instruments, net of tax	—	—	—	7,536	—	7,536
Unrealized loss on available for sale securities, net of tax	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	(46,809)	(46,809)
Balance as of June 30, 2026	114,853,875	$115	$1,370,361	$27,159	$(953,142)	$444,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(83,663)	$(71,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,535	4,988
Stock-based compensation	68,358	66,114
Amortization of deferred commissions	30,570	25,141
Non-cash operating lease costs	5,401	4,952
Amortization of debt issuance costs	1,019	1,774
Amortization of premium and accretion of discount on marketable securities, net	1,511	414
Deferred income taxes, net	(9,652)	—
Remeasurement of options to repurchase common stock	2,091	—

Changes in assets and liabilities:
Accounts receivable	91,926	39,004
Prepaid expenses and other short-term assets	(4,129)	1,427
Deferred commissions	(41,294)	(35,592)
Other long-term assets	(8,786)	(1,120)
Trade payables	6,592	2,802
Accrued expenses and other short-term liabilities	13,635	15,953
Deferred revenues	(6,669)	34,070
Other long-term liabilities	1,678	1,029
Net cash provided by operating activities	80,123	89,349

Cash flows from investing activities:
Proceeds from maturities of marketable securities	240,895	126,000
Proceeds from sales of marketable securities	141,319	—
Investment in marketable securities	(157,589)	(57,654)
Proceeds from short-term and long-term deposits	96,517	99,750
Investment in short-term and long-term deposits	(96,932)	(96,388)
Acquisitions, net of cash acquired	(113,622)	(18,584)
Purchases of property and equipment	(9,352)	(5,716)
Capitalized internal-use software	(1,720)	(975)
Other investing activities	—	(1,500)
Net cash provided by investing activities	99,516	44,933

Cash flows from financing activities:
Repurchase of common stock	(135,000)	(100,000)
Payment of deferred consideration for acquisition	(3,502)	—
Proceeds from options to repurchase common stock	2,900	—
Proceeds from employee stock plans	7,970	7,163
Taxes paid related to net share settlement of equity awards	(20,846)	(27,799)
Net cash used in financing activities	(148,478)	(120,636)

Increase in cash and cash equivalents	31,161	13,646
Cash and cash equivalents at beginning of period	202,482	185,585
Cash and cash equivalents at end of period	$233,643	$199,231

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$562	$5,266
Cash paid for interest	$2,301	$3,945
Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$6,869	$702
Liability related to acquisition holdback	$—	$3,502
Common stock issued for debt conversion	$—	$151

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

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs its obligations under the contract. Pursuant to these contracts, customers are generally invoiced on an annual basis. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $285,984 for the six months ended June 30, 2026.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $1,084,497 as of June 30, 2026, of which it expects to recognize approximately 57% as revenue over the next 12 months and the remainder thereafter.

For information regarding disaggregated revenues, refer to Note 8, "Geographic Information and Major Customer Data."

Contract Costs

The Company pays sales commissions to sales and marketing and certain management personnel based on their attainment of certain predetermined sales goals. The Company capitalizes sales commissions that are considered incremental and recoverable costs of obtaining a contract with a customer. Incremental sales commissions paid for initial contracts, which are not commensurate with sales commissions paid for renewal contracts, are capitalized and amortized over an expected period of benefit. Based on its technology, customer contracts and other factors, the Company has determined the expected period of benefit to be approximately four years. Incremental sales commissions which are commensurate, are capitalized and amortized over the related contractual period and aligned with revenue recognized from these contracts. Amortization expenses related to these costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Derivative instruments measured at fair value and their classification in the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of June 30, 2026 (unaudited)		Assets (liabilities) as of December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$137,796	$24,978	$187,767	$21,605
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$47,689	$(668)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$52,534	$2,722	$123,959	$6,465
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$58,981	$(871)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$105,697	$1,526	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$23,312	$(49)	$128,132	$(2,515)
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other assets	$130,852	$1,923	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other liabilities	$—	$—	$185,688	$(1,691)

Net gains (losses) related to cash flow hedges that were reclassified from accumulated other comprehensive income to the condensed consolidated statements of operations are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)
Revenues	$(800)	$305	$(1,468)	$884
Cost of revenues	37	81	117	(111)
Research and development	6,394	(869)	11,122	(1,605)
Sales and marketing	76	172	228	(309)
General and administrative	1,917	(231)	3,302	(427)
Financial income (expense), net	(28)	(795)	201	(431)
Total net gain (loss) related to cash flow hedges	$7,596	$(1,337)	$13,502	$(1,999)

No material ineffective hedges were recognized during the three and six months ended June 30, 2026 and 2025 in the condensed consolidated statement of operations.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended June 30, 2026, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

In some foreign tax jurisdictions, the Company bases its interim tax accruals on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period. In each quarter, the Company updates its calculation and makes a year-to-date adjustment to its tax provision as necessary.

The Company's fiscal 2026 annual effective rate differs from the U.S. statutory rate primarily due to research and development capitalization under the terms of Section 174, tax deduction for stock-based compensation, generation or utilization of carry forward net operating loss (NOL) and research and development tax credits resulting in a current provision expense without an offset to deferred expense, as the Company remains in a valuation allowance on its U.S. deferred tax assets.

The Company's income tax provision could be significantly impacted by estimates surrounding its uncertain tax positions and changes to its valuation allowance. The Company reevaluates the judgments surrounding its estimates and makes adjustments as appropriate each reporting period.

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of June 30, 2026, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

The Company considers all investments and marketable securities purchased with maturities at the date of purchase of less than one year to be short-term. Investments and marketable securities purchased with maturities at the date of purchase greater than one year are classified as long-term assets, until the maturity date is in less than one year, at which point they are reclassified as short-term assets. Marketable securities are classified as available for sale debt securities and are, therefore, recorded at fair value in the condensed consolidated balance sheets, with any unrealized gains and losses reported in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity in the Company’s condensed consolidated balance sheets, until realized. Realized gains and losses are determined based on the specific identification method and are reported in financial income (expense), net in the condensed consolidated statements of operations. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included as a component of financial income (expense), net in the condensed consolidated statement of operations. Cash equivalents and marketable securities consist of the following (in thousands):

	As of June 30, 2026
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$165,885	$—	$—	$165,885
Total	$165,885	$—	$—	$165,885

Marketable securities
US Treasury securities	$426,882	$144	$(552)	$426,474
Total	$426,882	$144	$(552)	$426,474

Long-term marketable securities
US Treasury securities	$213,911	$—	$(651)	$213,260
Total	$213,911	$—	$(651)	$213,260

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$120,155	$—	$—	$120,155
Total	$120,155	$—	$—	$120,155

Marketable securities
US Treasury securities	$679,959	$1,267	$(1)	$681,225
Total	$679,959	$1,267	$(1)	$681,225

Long-term marketable securities
US Treasury securities	$186,971	$231	$—	$187,202
Total	$186,971	$231	$—	$187,202

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of June 30, 2026 and December 31, 2025.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, then impairment is recorded to the fair value of the security. If neither of these criteria are met, the securities are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income (expense), net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize impairment or an allowance for credit losses on available for sale marketable securities.

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

Capitalized Internal-use Software Development Costs

The Company capitalizes certain development costs incurred in connection with its internal-use software in accordance with ASC No. 350-40, "Intangibles-Goodwill and Other-Internal Use Software." These capitalized costs are related to the Company's SaaS platform. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once internal-use software has reached the application development stage, direct internal and external costs are capitalized until the internal-use software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net in the condensed consolidated balance sheets. Management tests these assets for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. As of June 30, 2026, all capitalized internal-use software development assets were in the application development stage, as such, no amortization has been recorded in the condensed consolidated statements of operations related to these assets and no impairment has been recorded.

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

Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,180,863 and 8,102,463 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the periods ending June 30, 2026 and 2025, respectively. Additionally, 6,781,660 shares underlying the conversion option of the 2029 Notes for the period ending June 30, 2026, and 14,966,942 shares underlying the conversion option of the Notes for the period ending June 30, 2025, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Contractual Purchase Obligations and Contingent Liabilities

Contractual Purchase Obligations

The Company has contractual minimum purchase commitments with service providers through August 31, 2027, October 31, 2028 and May 31, 2031, which includes $2,505 related to the October 31, 2028 commitment due within the next 12 months and $10,500, $2,567 and $377,620 (with no specified annual commitments), respectively, due thereafter.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. From time to time, the Company is involved in claims and litigation in the ordinary course of business. The Company investigates these claims as they arise and legal provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, as of June 30, 2026 and December 31, 2025, the Company was not a party to any litigation that it believes will have a material adverse effect on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

On January 7, 2026, the Company and certain officers of the Company were named as defendants in a putative securities class action captioned, Molchanov v. Varonis Systems, Inc. et al., filed in the U.S. District Court for the Southern District of New York. The complaint alleged that defendants made misrepresentations or omissions in its public disclosures about the Company’s expected annual recurring revenue for fiscal year 2025 and the Company’s ability to convert existing self-hosted customers to its SaaS offering, between February 4, 2025 and July 29, 2025, in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and further alleged that certain officers are liable as control persons under Section 20(a) of the Exchange Act. On July 17, 2026, lead plaintiffs filed an amended complaint, which, among other things, extended the purported class period from the original complaint’s period of February 4, 2025 through October 28, 2025 to a period of February 4, 2025 through February 3, 2026 and adds additional alleged misrepresentations by defendants. The substantive allegations of the amended complaint remain substantially similar to the original complaint. The amended complaint seeks monetary damages. Pursuant to a stipulation and order entered by the court on June 4, 2026, defendants' motion to dismiss the amended complaint is due on or before September 15, 2026. The Company believes these claims are without merit and intends to defend the action vigorously. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.

On April 23, 2026, a shareholder derivative action was filed, purportedly on behalf of the Company, against the Company’s directors and certain officers captioned Daks vs. Faitelson, et al., in the U.S. District Court for the Southern District of New York. The complaint alleges claims asserting violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets against all individual defendants, as well as a claim for contribution under Section 10(b) and Section 21(d) of the Exchange Act against certain officers, based on substantially the same events and disclosures that are the subject of the above-referenced putative securities class action. On June 3, 2026, the Court entered a stipulation and order staying this action pending the resolution of the motion to dismiss the purported securities class action, Molchanov v. Varonis Systems, Inc. et al., described above. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation nor estimate any range of possible losses.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands):

	As of June 30, 2026			As of December 31, 2025
	(unaudited)
	Level I	Level II	Level III	Level I	Level II	Level III
Financial assets:
Cash equivalents:
Money market funds	$165,885	$—	$—	$120,155	$—	$—
Marketable securities:
US Treasury securities	—	426,474	—	—	681,225	—
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	26,504	—	—	21,605	—
Long-term marketable securities:
US Treasury securities	—	213,260	—	—	187,202	—
Long-term other assets:
Forward foreign exchange contracts	—	4,645	—	—	6,465	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(717)	—	—	(2,515)	—
Long-term other liabilities:
Forward foreign exchange contracts	—	(871)	—	—	(1,691)	—
Total financial assets (liabilities), net	$165,885	$669,295	$—	$120,155	$892,291	$—

See Note 4, "Business Combinations," for the estimated fair value of acquired net tangible and intangible assets and liabilities and Note 6, "Convertible Senior Notes and Capped Call Transactions," for the carrying amount and estimated fair value of the Company's 2029 Notes, as of June 30, 2026. Marketable securities and derivative instruments are classified within Level 2, as these assets are valued using alternative pricing sources utilizing market observable inputs.

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

Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

June 30, 2026
(unaudited)
Operating lease right-of-use assets	$61,826

Operating lease liabilities, current	$12,242
Operating lease liabilities, long-term	62,854
Total operating lease liabilities	$75,096

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the condensed consolidated balance sheets.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of June 30, 2026, are as follows (in thousands):

June 30, 2026
(unaudited)
2026	$7,856
2027	15,280
2028	11,550
2029	13,321
2030	12,345
Thereafter	27,532
Total undiscounted lease payments	$87,884

Less: Imputed interest	$(12,788)
Present value of lease liabilities	$75,096

As of June 30, 2026, the Company has an additional operating lease that has not yet commenced of $511. This operating lease will commence in the third quarter of 2026, with a lease term of approximately two years.

NOTE 4:    BUSINESS COMBINATIONS

2026 Business Combinations

AllTrue.ai, Inc. ("AllTrue.ai")

On February 6, 2026, the Company completed the acquisition of the share capital of AllTrue.ai, a provider of AI system security software that delivers real-time visibility and control over AI agents, models, and the data they access across the enterprise. Since the acquisition, the Company has launched Varonis Atlas, which is powered by AllTrue.ai, and is continuing to further integrate the technology into its platform. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $180,276 in cash and comprised of the fair value of total consideration transferred of $114,505 and aggregate conditional consideration consisting of an amount up to $40,000 that is conditional on the satisfaction of certain performance targets and employee service periods and an additional $25,771 that is primarily conditional on employee service. The conditional consideration is primarily recorded as research and development compensation expense within the condensed consolidated statements of operations.

The total purchase price was preliminarily allocated using information currently available to the Company and may be subject to change as additional information is received during the respective measurement period, up to one year from the acquisition date. During the three months ended June 30, 2026, measurement period adjustments were recorded that increased the developed technology and customer relationship intangible assets and the related deferred tax liability by $2,250, $36 and $518, respectively, to primarily reflect adjustments from the filing of income tax returns for periods prior to the acquisition date. Additionally, working capital adjustments were recorded that increased the fair value of net tangible assets acquired by $32 and increased the total consideration transferred by $80, to reflect facts and circumstances that existed as of the acquisition date. These measurement period adjustments had a corresponding net decrease to goodwill of $1,720. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life
	(unaudited)	(in years)
Net tangible assets acquired	$378
Deferred tax liability	(9,652)
Developed technology intangible asset	43,271	5
Customer relationship intangible asset	736	2
Goodwill	79,852
Total purchase price	$114,585

The fair values of the developed technology and customer relationship intangible assets were estimated using the multi-period excess earnings method, which utilizes various assumptions including projected future revenue, projected profit margin, discount rate and useful life. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not expected to be deductible for income tax purposes. During the three and six months ended June 30, 2026, acquisition-related costs of $10 and $1,086, respectively, are included in general and administrative expenses in the condensed consolidated statements of operations.

On the acquisition date, the Company considered the deferred tax impact of the excess fair value of the assets and liabilities accounted for in the business combination over their historical cost basis. The Company recognized $9,652 of a deferred tax liability which relates to the fair value of intangibles, other than goodwill and the fair value adjustments for the tangible assets acquired over their historical cost basis. The Company will file a consolidated tax return in the U.S. to utilize the benefit of the Company’s loss carryforwards against future taxable profit and consequently decreased its valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

The unaudited pro forma results of operations related to this acquisition have not been disclosed, as they are immaterial to the Company's condensed consolidated financial statements.

2025 Business Combinations

SlashNext, Inc. ("SlashNext")

On August 28, 2025, the Company completed the acquisition of the share capital of SlashNext, an AI-native email security provider that detects advanced phishing and social engineering attacks, which, together with MDDR, has been integrated with the Company's technology platform. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $105,953 in cash and comprised of an initial fair value of total consideration transferred of $105,447 and an aggregate conditional consideration of $4,662, conditional on employee retention, along with the settlement of a $4,156 pre-existing relationship. The conditional consideration is recorded as research and development compensation expense in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026, which is within the acquisition measurement period, working capital adjustments were recorded that reduced the amount of consideration transferred by $77 and $425, respectively, and adjusted the amount of net tangible assets (liabilities) and goodwill acquired to reflect facts and circumstances that existed as of the acquisition date.

The allocation of the purchase price for the acquisition is not finalized as of June 30, 2026, and is subject to adjustment as the Company completes the valuation analysis of the acquisition. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life
	(unaudited)	(in years)
Net tangible assets (liabilities) acquired	$(2,158)
Developed technology intangible asset	8,400	7
Customer relationship intangible asset	3,400	10
Goodwill	95,380
Total purchase price	$105,022

The fair values of the developed technology and customer relationship intangible assets were estimated using the following methods, respectively (including various valuation assumptions): relief from royalty (projected future revenue generated from the acquired developed technology, royalty and discount rates and the technology obsolescence curve) and the multi-period excess earnings method (projected future revenue generated from the acquired customers, projected profit margin, discount rate and the customer survival curve). The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not deductible for income tax purposes. During the three and six months ended June 30, 2026 and 2025, there were no acquisition-related costs recorded.

NOTE 5:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

The change in the carrying amount of goodwill during the six months ended June 30, 2026 is related to the AllTrue.ai and SlashNext acquisitions. For additional information regarding the acquisitions, see Note 4, "Business Combinations."

The following table reflects goodwill activity for the six months ended June 30, 2026 (in thousands):

Amount (unaudited)
Balance at December 31, 2025	$135,276
Goodwill acquired	79,806
Balance at June 30, 2026	$215,082

Intangible Assets, net

The total cost and amortization of the Company's intangible assets for the period ended June 30, 2026 is comprised of the following (in thousands):

	June 30, 2026
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$57,571	$(5,292)	$52,279
Customer relationship	4,136	(432)	3,704
Non-compete	40	(17)	23
Total	$61,747	$(5,741)	$56,006

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $2,876 and $4,688 for the three and six months ended June 30, 2026, respectively, and $170 and $196 for the three and six months ended June 30, 2025, respectively.

The following table summarizes estimated future amortization expense of the Company's intangible assets as of June 30, 2026 (in thousands):

Amount
Years ending December 31,	(unaudited)
2026	$5,616
2027	11,231
2028	10,890
2029	10,850
2030	10,850
Thereafter	6,569
Total future amortization expense	$56,006

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

In addition, on or after March 15, 2029, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of June 30, 2026, the 2029 Notes were classified as long-term in the Company's condensed consolidated balance sheets.

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

The net carrying amount of the 2029 Notes was as follows (in thousands):

	June 30, 2026	December 31, 2025
Liability	(unaudited)
Principal	$460,000	$460,000
Unamortized issuance costs	(6,722)	(7,741)
Net carrying amount	$453,278	$452,259

During the three and six months ended June 30, 2026, the effective interest rate for the 2029 Notes was 1.46%. During the three and six months ended June 30, 2025, the effective interest rate for the 2029 and 2025 Notes was 1.46% and 1.86%, respectively. The interest expense recognized related to the Notes during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$—	$1,150	$1,150	$786	$1,150	$1,936
Amortization of debt issuance costs	—	509	509	386	501	887
Total	$—	$1,659	$1,659	$1,172	$1,651	$2,823

	Six Months Ended June 30,
	2026			2025
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$—	$2,300	$2,300	$1,572	$2,300	$3,872
Amortization of debt issuance costs	—	1,019	1,019	770	1,004	1,774
Total	$—	$3,319	$3,319	$2,342	$3,304	$5,646

As of June 30, 2026 and December 31, 2025, the total estimated fair value of the 2029 Notes was approximately $445,258 and $429,028, respectively. The fair values were determined based on the closing trading price of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2029 Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data.

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

On April 20, 2023, the Company’s board of directors adopted the Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), subject to approval by the Company's stockholders. On June 5, 2023, the Company’s stockholders approved the 2023 Plan which became effective and replaced the 2013 Plan. The Company initially reserved 5,500,000 shares of common stock for issuance under the 2023 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. Since June 5, 2023, the Company’s stockholders have approved an additional 12,682,279 shares under the 2023 Plan, including the Company's stockholders approval that occurred on June 1, 2026 for an additional 6,402,279 shares.

Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the six months ended June 30, 2026 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance as of January 1, 2026	8,562,645	$38.60
Granted	4,288,929	$29.72
Vested	(3,146,588)	$36.26
Forfeited	(524,168)	$39.68
Unvested balance as of June 30, 2026	9,180,818	$37.59

As of June 30, 2026, there was $265,203 of total unrecognized compensation cost related to employees, consultants and non-employee directors unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.686 years.

Employee Stock Purchase Plans

On May 5, 2015, the Company’s stockholders approved the Varonis Systems, Inc. 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which the Company’s board of directors had adopted on March 19, 2015. The 2015 ESPP became effective as of June 30, 2015. The Company initially reserved 1,500,000 shares of common stock for issuance under the 2015 ESPP. The number of shares available for issuance under the 2015 ESPP was increased on January 1, 2016 and has been increased each January thereafter through January 1, 2025. Since January 1, 2016, the share reserve under the 2015 ESPP has been automatically increased by an aggregate of 4,321,921 shares. There will be no further offering periods under the 2015 ESPP.

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

Stock-based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Cost of revenues	$1,645	$1,475	$3,084	$2,979
Research and development	13,378	10,885	26,104	21,461
Sales and marketing	10,187	10,652	20,042	21,128
General and administrative	9,409	10,847	19,128	20,546
Total	$34,619	$33,859	$68,358	$66,114

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

In October 2025, the Company's board of directors authorized a share repurchase program of up to $150,000 of the Company’s common stock (the “October 2025 Share Repurchase Program”). Under the October 2025 Share Repurchase Program, the Company was authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Company completed its October 2025 Share Repurchase Program in March 2026. During 2026, the Company repurchased and subsequently retired 5,355,445 shares under its October 2025 Share Repurchase Program, for a total of $135,000. The cost of the share repurchase was partially offset by $2,900 of premiums received from options to repurchase common stock. During 2025, the Company repurchased and subsequently retired 448,439 shares under its October 2025 Share Repurchase Program, for a total of $15,000.

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Total revenues	$180,023	$152,163	$353,149	$288,586

Less:
Stock-based compensation	34,619	33,859	68,358	66,114
Other segment items (*)	192,213	154,128	368,454	294,079
Net loss	$(46,809)	$(35,824)	$(83,663)	$(71,607)

(*) Other segment expense items included within net loss include payroll, financial income (expense), net (inclusive of interest income of $8,945 and $19,068 for the three and six months ended June 30, 2026, respectively, and $12,354 and $25,399 for the three and six months ended June 30, 2025, respectively, and interest expense of $1,151 and $2,301 for the three and six months ended June 30, 2026, respectively, and $1,939 and $3,877 for the three and six months ended June 30, 2025, respectively,) marketing activities, overhead and depreciation ($4,304 and $6,847 for the three and six months ended June 30, 2026, respectively, and $2,400 and $4,792 for the three and six months ended June 30, 2025, respectively,) travel and entertainment, income taxes, information technology and communication, department activities, amortization of acquired intangibles and other miscellaneous expenses. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenues based on customer’s location:
United States	$129,014	$108,656	$253,015	$201,942
EMEA	36,364	31,755	72,148	61,294
Rest of the World	14,645	11,752	27,986	25,350
Total revenues	$180,023	$152,163	$353,149	$288,586

During the three and six months ended June 30, 2026 and 2025, there were no revenues to a single customer exceeding 10% of the Company's total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Long-lived assets by geographic region:
Israel	$50,732	$49,914
United States	43,777	33,112
Other	7,631	10,683
Total long-lived assets	$102,140	$93,709

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our go-to-market model is channel-led and enterprise-focused. We sell through channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading organizations across financial services, public, healthcare, industrial, insurance, energy and utilities, technology, construction and engineering, education and consumer and retail sectors. Our sales motion leads with a rapid risk assessment that surfaces immediate, high-priority exposure – typically within days of deployment – creating a clear and urgent case for expansion. Our SaaS renewal rate is over 90% for the six months ended June 30, 2026.

We believe there is a significant long-term growth opportunity in both domestic and international markets. Any organization that stores data in SaaS applications, IaaS environments, databases, file shares, email systems, or AI platforms is a potential customer. As enterprises accelerate AI adoption, the need to govern, secure, and monitor the data those systems touch will only grow. We believe Varonis is uniquely positioned to meet that demand – not as a company adapting to the AI era, but as one built for it. For the three and six months ended June 30, 2026, approximately 72% of our revenues were derived from the United States, while approximately 20% of our revenues were derived from EMEA and approximately 8% from ROW. Additionally, despite the revenue recognition variations from the accounting treatment associated with existing customer conversions to SaaS, total revenues still grew approximately 22% for the six months ended June 30, 2026, compared with the six months ended June 30, 2025. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During the three and six months ended June 30, 2026, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with existing customer conversions to SaaS. For the three months ended June 30, 2026 and 2025, SaaS revenues were $171.7 million and $105.9 million, respectively. For the six months ended June 30, 2026 and 2025, SaaS revenues were $332.8 million and $194.5 million, respectively. For the three months ended June 30, 2026 and 2025, our total revenues were $180.0 million and $152.2 million, respectively. For the six months ended June 30, 2026 and 2025, our total revenues were $353.1 million and $288.6 million, respectively. For the three months ended June 30, 2026 and 2025, we have operating losses of $40.6 million and $36.6 million and net losses of $46.8 million and $35.8 million, respectively. For the six months ended June 30, 2026 and 2025, we have operating losses of $85.1 million and $80.3 million and net losses of $83.7 million and $71.6 million, respectively.

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

As of June 30, 2026 and 2025, SaaS ARR was $726.0 million and $478.3 million, respectively, an increase of 52% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. SaaS ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect SaaS ARR to continue to increase in absolute dollars.

SaaS Renewal Rate and SaaS ARR Excluding Conversions

As we have completed our SaaS transition and announced the end-of-life of our self-hosted business by the end of 2026, the historical renewal rate disclosure has been replaced by the SaaS renewal rate which is over 90% for the six months ended June 30, 2026. In addition, throughout 2026, we will also be disclosing SaaS ARR excluding conversions which excludes SaaS ARR associated with self-hosted customers converting to SaaS over the trailing twelve months. As of June 30, 2026, SaaS ARR excluding conversions was $598.1 million, an increase of 25% compared to June 30, 2025 SaaS ARR. We expect SaaS ARR excluding conversions to increase in absolute dollars. These additional performance metrics align with our new business model and how management views the business.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $1,084.5 million as of June 30, 2026 and we expect RPO to increase in absolute dollars.

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

Components of Operating Results

Revenues

SaaS Revenues. SaaS revenues, including SaaS with MDDR, relate to the Varonis Data Security Platform delivered as a SaaS model. Over the last several years, we began to offer SaaS-delivered solutions and strategically enhanced our platform to safeguard customers' most mission-critical assets, including cloud environments, SaaS applications, on-premises data, email and AI systems. Each of these products allow customers to use hosted software, and the related revenue from these products is recognized ratably over the associated contract period. Our SaaS solutions are the primary driver of our revenues and we expect SaaS revenues to continue to grow considerably. Conversions from a license sold on-premises to our SaaS offering during the original subscription period are accounted for on a prospective basis.

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

Our SaaS renewal rate for each of the six months ended June 30, 2026 and 2025 is over 90%. We measure the SaaS renewal rate for our customers over a 12-month period, based on a dollar renewal rate for SaaS contracts expiring during that time period. The expected increase in SaaS revenues, combined with the timing of conversions and renewals, as well as conversion and renewal rates, may result in significant variation in the revenues we recognize in a given period. We expect term license subscription revenues and perpetual license revenues, including the associated maintenance and support related to perpetual licenses, to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from SaaS, term license subscriptions and maintenance and services revenues for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	95.4%	69.6%	94.3%	67.4%
Term license subscriptions	2.3	21.3	3.1	22.1
Maintenance and services	2.3	9.1	2.6	10.5
Total revenues	100.0%	100.0%	100.0%	100.0%

Our products are used by a wide range of enterprises, including Fortune 500 corporations and small and medium-sized businesses. Our customers span a broad array of industries and are located in 100 countries.

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

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. We have seen the impact of these seasonal patterns, due to differences in revenue recognition accounting treatment, decline in 2025 and during the six months ended June 30, 2026 and we expect it to continue to decline, as we seek to sell more of our SaaS offering to customers and complete the end-of-life of our self-hosted business.

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

Provision for Income Taxes

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following tables are a summary of our condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 in dollars and as a percentage of our total revenues.

	Three Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$171,727	$105,895
Term license subscriptions	4,162	32,374
Maintenance and services	4,134	13,894
Total revenues	180,023	152,163
Cost of revenues	44,512	31,249
Gross profit	135,511	120,914
Operating expenses:
Research and development	73,339	56,247
Sales and marketing	78,978	76,578
General and administrative	23,825	24,641
Total operating expenses	176,142	157,466
Operating loss	(40,631)	(36,552)
Financial income (expense), net	(763)	4,967
Loss before income taxes	(41,394)	(31,585)
Provision for income taxes	(5,415)	(4,239)
Net loss	$(46,809)	$(35,824)

	Three Months Ended June 30,
	2026	2025
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	95.4%	69.6%
Term license subscriptions	2.3	21.3
Maintenance and services	2.3	9.1
Total revenues	100.0	100.0
Cost of revenues	24.7	20.5
Gross profit	75.3	79.5
Operating expenses:
Research and development	40.8	37.0
Sales and marketing	43.9	50.3
General and administrative	13.2	16.2
Total operating expenses	97.9	103.5
Operating loss	(22.6)	(24.0)
Financial income (expense), net	(0.4)	3.3
Loss before income taxes	(23.0)	(20.7)

Provision for income taxes	(3.0)	(2.8)
Net loss	(26.0)%	(23.5)%

Revenues

	Three Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$171,727	$105,895	62.2%
Term license subscriptions	4,162	32,374	(87.1)%
Maintenance and services	4,134	13,894	(70.2)%
Total revenues	$180,023	$152,163	18.3%

	Three Months Ended June 30,
	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	95.4%	69.6%
Term license subscriptions	2.3	21.3
Maintenance and services	2.3	9.1
Total revenues	100.0%	100.0%

For the three months ended June 30, 2026, our revenues increased 18% compared to the three months ended June 30, 2025 despite existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 62% from $105.9 million for the three months ended June 30, 2025 to $171.7 million for the three months ended June 30, 2026, as we completed our transition to a SaaS delivery model. The increase in SaaS revenues is happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in securing AI and also driven by (i) our high renewal rates, (ii) existing customer conversions and upselling and (iii) new customer acquisitions. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions. SaaS ARR was $726.0 million and $478.3 million as of June 30, 2026 and 2025, respectively, representing an increase of 52%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn. We continue to expect less maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Cost of revenues	$44,512	$31,249	42.4%

	Three Months Ended June 30,
	2026	2025
	(as a percentage of total revenues)
Total gross margin	75.3%	79.5%

The increase in cost of revenues was primarily related to a $6.4 million increase in third-party hosting costs associated with our transition to a SaaS delivery model, a $3.0 million increase in salaries, benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the completion of our SaaS transition, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong SaaS renewal rate, a $2.5 million increase in developed technology intangible asset amortization due to the business acquisitions and a $1.2 million increase in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$73,339	$56,247	30.4%
Sales and marketing	78,978	76,578	3.1%
General and administrative	23,825	24,641	(3.3)%
Total operating expenses	$176,142	$157,466	11.9%

	Three Months Ended June 30,
	2026	2025
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.8%	37.0%
Sales and marketing	43.9	50.3
General and administrative	13.2	16.2
Total operating expenses	97.9%	103.5%

The increase in research and development expenses was primarily related to a $14.7 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisitions, an increase of $1.6 million in facilities and allocated overhead costs and a $0.8 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $2.1 million in salaries, benefits and stock-based compensation expense and a $0.9 million increase in facilities and allocated overhead costs, partially offset by a decrease of $0.6 million in general sales and marketing expenses, including travel, marketing events and third-party hosting costs.

The decrease in general and administrative expenses was primarily related to a $1.6 million decrease in salaries, benefits and stock-based compensation expense, partially offset by a $0.6 million increase in consulting and services fees and a $0.3 million increase in facilities and allocated overhead costs.

Financial Income (Expense), Net

	Three Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Financial income (expense), net	$(763)	$4,967	(115.4)%

The decrease in financial income (expense), net was primarily due to lower interest income, foreign currency loss and amortization of premiums on marketable securities, partially offset by less interest and issuance cost amortization expense related to the maturity of the 2025 convertible note.

Provision for Income Taxes

	Three Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Provision for income taxes	$(5,415)	$(4,239)	(27.7)%

Provision for income taxes for the three months ended June 30, 2026, including the change in income taxes, were comprised of foreign and U.S. income taxes. Additionally, we recognized $0.5 million of a deferred tax liability which relates to measurement period adjustments of the fair value of intangibles, other than goodwill and the fair value adjustments for the tangible assets acquired over their historical cost basis for the AllTrue.ai acquisition. We will file a consolidated tax return in the U.S. to utilize the benefit of our loss carryforwards against future taxable profit and consequently decreased our valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

Results of Operations

Comparison of the Six Months Ended June 30, 2026 and 2025

The following tables are a summary of our condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 in dollars and as a percentage of our total revenues.

	Six Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$332,792	$194,455
Term license subscriptions	11,058	63,862
Maintenance and services	9,299	30,269
Total revenues	353,149	288,586
Cost of revenues	86,082	60,267
Gross profit	267,067	228,319
Operating expenses:
Research and development	143,100	110,457
Sales and marketing	159,314	149,341
General and administrative	49,765	48,839
Total operating expenses	352,179	308,637
Operating loss	(85,112)	(80,318)
Financial income (expense), net	3,683	16,918
Loss before income taxes	(81,429)	(63,400)
Provision for income taxes	(2,234)	(8,207)
Net loss	$(83,663)	$(71,607)

Six Months Ended June 30,
2026	2025

	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	94.3%	67.4%
Term license subscriptions	3.1	22.1
Maintenance and services	2.6	10.5
Total revenues	100.0	100.0
Cost of revenues	24.4	20.9
Gross profit	75.6	79.1
Operating expenses:
Research and development	40.5	38.3
Sales and marketing	45.1	51.7
General and administrative	14.1	16.9
Total operating expenses	99.7	106.9
Operating loss	(24.1)	(27.8)
Financial income (expense), net	1.0	5.8
Loss before income taxes	(23.1)	(22.0)
Provision for income taxes	(0.6)	(2.8)
Net loss	(23.7)%	(24.8)%

Revenues

	Six Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$332,792	$194,455	71.1%
Term license subscriptions	11,058	63,862	(82.7)%
Maintenance and services	9,299	30,269	(69.3)%
Total revenues	$353,149	$288,586	22.4%

	Six Months Ended June 30,
	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	94.3%	67.4%
Term license subscriptions	3.1	22.1
Maintenance and services	2.6	10.5
Total revenues	100.0%	100.0%

For the six months ended June 30, 2026, our revenues increased 22% compared to the six months ended June 30, 2025 despite existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 71% from $194.5 million for the six months ended June 30, 2025 to $332.8 million for the six months ended June 30, 2026, as we completed our transition to a SaaS delivery model. The increase in SaaS revenues is happening due to the simplicity and automated outcomes of our SaaS platform and

MDDR offering, as well as customer interest in securing AI and also driven by (i) our high renewal rates, (ii) existing customer conversions and upselling and (iii) new customer acquisitions. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions. SaaS ARR was $726.0 million and $478.3 million as of June 30, 2026 and 2025, respectively, representing an increase of 52%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Six Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Cost of revenues	$86,082	$60,267	42.8%

	Six Months Ended June 30,
	2026	2025
	(as a percentage of total revenues)
Total gross margin	75.6%	79.1%

The increase in cost of revenues was primarily related to an increase of $12.5 million in third-party hosting costs associated with our transition to a SaaS delivery model, a $6.7 million increase in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the completion of our SaaS transition, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong SaaS renewal rates, a $4.2 million increase in developed technology intangible asset amortization due to the business acquisitions and an increase of $2.0 million in facilities and allocated overhead costs.

Operating Expenses

	Six Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$143,100	$110,457	29.6%
Sales and marketing	159,314	149,341	6.7%
General and administrative	49,765	48,839	1.9%
Total operating expenses	$352,179	$308,637	14.1%

	Six Months Ended June 30,
	2026	2025
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.5%	38.3%
Sales and marketing	45.1	51.7
General and administrative	14.1	16.9
Total operating expenses	99.7%	106.9%

The increase in research and development expenses was primarily related to a $27.4 million increase in salaries and benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisitions, an increase of $4.1 million in facilities and allocated overhead costs and a $1.2 million increase in third-party hosting costs associated with our transition to a SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $4.0 million in salaries, benefits and stock-based compensation expense, an increase of $3.3 million in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with our transition to a SaaS delivery model and a $2.7 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to a $0.9 million increase in consulting and services fees, a $0.8 million increase in facilities and allocated overhead costs and a $0.5 million increase in acquisition-related costs associated with the business acquisitions, partially offset by a decrease of $1.4 million in salaries and benefits and stock-based compensation expense.

Financial Income (Expense), Net

	Six Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Financial income (expense), net	$3,683	$16,918	(78.2)%

The decrease in financial income (expense), net was primarily due to lower interest income, foreign currency loss, remeasurement of options to repurchase common stock and amortization of premiums on marketable securities, partially offset by less interest and issuance cost amortization expense related to the maturity of the 2025 convertible note.

Provision for Income Taxes

	Six Months Ended June 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Provision for income taxes	$(2,234)	$(8,207)	72.8%

Provision for income taxes for the six months ended June 30, 2026, including the change in income taxes, were comprised of foreign and U.S. income taxes. Additionally, we recognized $9.7 million of a deferred tax liability which relates to the fair value of intangibles, other than goodwill and the fair value adjustments for the tangible assets acquired over their historical cost basis for the AllTrue.ai acquisition. We will file a consolidated tax return in the U.S. to utilize the benefit of our loss carryforwards against future taxable profit and consequently decreased our valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Net cash provided by operating activities	$80,123	$89,349
Net cash provided by investing activities	99,516	44,933
Net cash used in financing activities	(148,478)	(120,636)
Increase in cash and cash equivalents	$31,161	$13,646

As of June 30, 2026, our cash and cash equivalents, short-term marketable securities and short-term deposits of $698.3 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of June 30, 2026, we held $213.3 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the amount and timing of conversions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

Operating Activities

Our operating activities are driven by sales of our products less costs and expenses, primarily payroll and related expenses, and adjusted for certain non-cash and non-operating cash flow items, mainly depreciation and amortization, stock-based compensation, amortization of deferred commissions, non-cash operating lease costs, amortization of debt issuance costs, amortization of premium and accretion of discount on marketable securities, deferred income taxes, net and remeasurement of options to repurchase common stock, and changes in operating assets and liabilities. Changes in operating assets and liabilities are driven mainly by collection of accounts receivable from the sales of our software products and deferred revenues, which primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy.

For the six months ended June 30, 2026, net cash provided by operating activities was $80.1 million. We have historically observed two seasonal patterns that impact our net cash provided by operating activities, which we continue to expect under a SaaS delivery model. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the six months ended June 30, 2026, cash inflows were $27.2 million from our net loss excluding non-cash and non-operating cash flow charges. Additional sources of cash inflows were from changes in our working capital, including a $91.9 million decrease in accounts receivable. Our days sales outstanding (“DSO”) for the three and six months ended June 30, 2026 was 78 and 80, respectively. Other sources of cash inflows was from a $13.6 million increase in accrued expenses and other short-term liabilities, a $6.6 million increase in trade payables and a $1.7 million increase in other long-term liabilities. This was partially offset by a $45.4 million increase in prepaid expenses and other short-term assets (including deferred commissions), a $8.8 million increase in other long-term assets and a $6.7 million decrease in deferred revenues.

For the six months ended June 30, 2025, net cash provided by operating activities was $89.3 million. For the six months ended June 30, 2025, cash inflows were $31.8 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $39.0 million decrease in accounts receivable. Our DSO for the three and six months ended June 30, 2025 were 76 and 78, respectively. Other sources of cash inflows were from a $34.1 million increase in deferred revenues, a $16.0 million increase in accrued expenses and other short-term liabilities, a $2.8 million increase in trade payables and a $1.0 million increase in other long-term liabilities. This was partially offset by a $34.2 million increase in prepaid expenses and other short-term assets (including deferred commissions) and a $1.1 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of acquisitions, capital expenditures to purchase property and equipment, including leasehold improvements, capitalized internal-use software and the purchase, sale and maturity of deposits and marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

For the six months ended June 30, 2026, net cash provided by investing activities of $99.5 million was attributable to net proceeds of $224.6 million in marketable securities, partially offset by $113.6 million of cash paid for acquisitions, net of cash acquired and escrow refunds, $9.4 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space, $1.7 million for capitalized internal-use software expenditures and net investments of $0.4 million in deposits.

For the six months ended June 30, 2025, net cash provided by investing activities of $44.9 million was primarily attributable to net proceeds of $68.3 million in marketable securities and net proceeds of $3.4 million in deposits. This was partially offset by $18.6 million of cash paid for an acquisition, $5.7 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space, $1.0 million for capitalized internal-use software expenditures and $1.5 million for other investing activities

Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities of $148.5 million was attributable to $135.0 million in repurchases of common stock, $20.8 million in taxes paid related to net share settlement of equity awards and $3.5 million for a deferred acquisition payment, partially offset by $8.0 million of proceeds from employee stock plans and $2.9 million in proceeds from options to repurchase common stock.

For the six months ended June 30, 2025, net cash used in financing activities of $120.6 million was attributable to $100.0 million in repurchases of common stock, $27.8 million in taxes paid related to net share settlement of equity awards, partially offset by $7.2 million of proceeds from employee stock plans.

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

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of June 30, 2026 for the upcoming years were as follows:

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
Operating lease obligations	$7,951	$15,507	$11,739	$13,321	$12,345	$27,532	$88,395

We have obligations related to unrecognized tax benefit liabilities totaling $63.9 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have contractual minimum purchase commitments with service providers through August 31, 2027, October 31, 2028 and May 31, 2031, which includes $2.5 million related to the October 31, 2028 commitment due within the next 12 months and $10.5 million, $2.6 million and $377.6 million (with no specified annual commitments), respectively, due thereafter. We expect to fund these obligations with cash flows from operations and cash on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Approximately one fifth of our revenues for the three months ended June 30, 2026 were earned in non-U.S. dollar denominated currencies, mainly in the euro and pound sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and new Israeli shekel, and to a lesser extent the euro, pound sterling, Canadian dollar, Australian dollar, Singapore dollar, Indian rupee, Japanese yen and Polish zloty. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2026, we have cash and cash equivalents, short-term marketable securities and short-term deposits of $698.3 million and investments in long-term marketable securities of $213.3 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles and negatively impact our results. In recent years, the European economy experienced economic turmoil that caused the devaluation of local European currencies (specifically, the euro and the pound sterling), inflationary pressures and general economic uncertainty. As a result, there has been, and may in the future be, budgetary tightening and longer sales cycles in the region which may negatively impact our results of operations. In addition, the imposition of tariffs may materially impact business performance for companies operating around the world and may cause budgetary tightening and longer sales cycles for companies in those impacted countries. The United States could also experience a sustained period of elevated inflation, which may put pressure on discretionary spending by our customers, and a lengthening of our sales cycle in the region, which could negatively impact our results.

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

Privacy and data protection laws in the United States and internationally are rapidly evolving and remain subject to uncertainty. U.S. federal, state, and foreign authorities have enacted, and continue to consider, laws governing the collection, use, disclosure, storage, and security of personal information. In the United States, the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA) impose significant obligations on businesses and grant consumers enhanced rights, such as the ability to opt out of certain sales of personal information. In recent years, numerous U.S. states have enacted comprehensive privacy laws, and additional states continue to consider similar legislation. These laws generally impose obligations relating to the collection, use, disclosure, storage, security, and processing of personal information, provide consumers with enhanced rights regarding their personal data, and require businesses to implement specified data protection measures. Because these laws are not uniform and continue to evolve, they increase the complexity of the regulatory landscape and may increase our compliance costs, require changes to our business practices, products and services, and expose us to heightened regulatory, litigation, and reputational risks.

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

This SaaS strategy continues to pose a number of risks, including the following:

•our revenues and operating margins may fluctuate more than anticipated as our business model relies on subscription revenues, which may be more sensitive to renewal rates, customer usage patterns, and macroeconomic conditions;
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

Our future growth depends upon expanding sales of our products and capabilities to existing customers and their organizations and obtaining renewals. If our customers do not purchase additional products or capabilities, our revenues may grow more slowly than expected, may not grow at all, or may decline. Our efforts to increase sales to existing customers may not be successful, and if we are unable to effectively upsell our customers, our business, operating results and financial condition could be adversely affected.

Our future growth also depends, in part, on increasing our customer base, particularly among customers with potentially high customer lifetime values. Our ability to achieve significant future revenue growth depends in large part on the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. Existing and future laws and regulations may restrict sales and marketing activities. Laws governing telemarketing, electronic communications, privacy, data protection and consumer protection continue to evolve and may limit our ability to identify, contact and engage prospective customers or increase the costs associated with our sales and marketing activities. If these laws reduce the effectiveness of our sales and marketing efforts, our ability to attract new customers and expand existing customer relationships may be adversely affected, which could harm our revenues, business and operating results.

We have a history of losses, and we may not be profitable in the future.

We have incurred net losses in each year since our inception, including a net loss of $83.7 million for the six months ended June 30, 2026 and net losses of $129.3 million and $95.8 million in each of the years ended December 31, 2025 and 2024, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2025 and for the six months ended June 30, 2026, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the year ended December 31, 2025 and for the six months ended June 30, 2026, approximately 71% and 72%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our SaaS renewal rate for the six months ended June 30, 2026 and 2025 is over 90%.

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

We incorporate machine learning and AI solutions into parts of our platform, offerings, services and features, and these applications may become more important in our operations over time. AI technologies, including generative AI, are complex and rapidly evolving, and we face competition from other companies as well as an evolving regulatory landscape. Several jurisdictions around the globe, including Europe and the United States, have already proposed or enacted laws governing AI, and we may need to commit significant resources to maintain business practices that comply with the evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly and successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. In addition, the increasing adoption of agentic AI technologies may increase the risk of control failures, security vulnerabilities and unauthorized actions. Errors or unintended decisions by autonomous AI systems could result in operational disruptions, regulatory exposure or financial losses.

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

As of June 30, 2026, we have 130 issued patents in the United States and 68 pending U.S. patent applications. We also have 58 patents issued and 97 applications pending for examination in non-U.S. jurisdictions, and 30 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in July 2025, the TCJA, as revised by the OBBBA, requires all U.S. companies to capitalize and subsequently amortize research and development expenses that fall within the scope of Section 174 over fifteen years for research and development activities conducted outside of the U.S. As of the second quarter of 2026, we have accounted for an estimate of the effects of the research and development capitalization, based on interpretation of the law as currently enacted. Once our available NOLs or tax credits are fully utilized, then, due to the capitalization of research and development expenses for those activities conducted outside of the U.S., we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In September 2024, we issued the 2029 Notes. As of June 30, 2026, we have $460.0 million outstanding aggregate principal amount of the 2029 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

In March 2022, in response to the war between Russia and Ukraine, a number of countries, including the United States, imposed sanctions and export controls on Russia, which in turn imposed counter-sanctions in response. While sales in Russia represented a very small percentage of our overall business, and while our operations in Russia and Ukraine have historically been a small portion of our overall workforce, the conflict is complex and evolving and subjects us to additional regulatory risk and compliance costs. Sanctions and export control regimes are continuously evolving and increasingly complex, including with respect to software, encryption, data security and AI‑related functionality, and compliance with such requirements may restrict sales opportunities, limit customer deployments or require operational changes. Since 2022, we have not had any employees or contractors in Russia. We have no way to predict the progress or outcome of the situation, including any impact on the rest of the world, as the conflict and government reactions are rapidly developing.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of June 30, 2026, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of June 30, 2026, we have options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.2 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. A significant decline in our stock price has and could in the future subject us to securities class action litigation, including the securities class action lawsuit filed against us and certain of our executive officers in January 2026, as more fully described in Note 1, “Contractual Purchase Obligations and Contingent Liabilities ” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such securities litigation, and any potential securities litigation in the future, could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows and may cause a significant increase in the premium paid for our directors and officers insurance.

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

During the fiscal quarter ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

July 29, 2026	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

July 29, 2026	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1(3)	Amended and Restated Varonis Systems, Inc. 2023 Omnibus Equity Incentive Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-36324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 8, 2022 (File No. 001-36324) and incorporated herein by reference.
(3)	Filed as Appendix A of the Proxy Statement on Form DEF 14A with the SEC on April 17, 2026 and incorporated herein by reference.