Form 10-Q
period 2026-09-30
VARONIS SYSTEMS INC
filed 2026-11-04
CIK 1361113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐
Yes    ☒  No

As of October 30, 2026, there were 115,298,568 shares of common stock, par value $0.001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,954	$202,482
Marketable securities	322,713	681,225
Short-term deposits	37,775	37,259
Accounts receivable (net of allowances of $1,787 and $1,260 at September 30, 2026 and December 31, 2025, respectively)	167,038	242,822
Prepaid expenses and other short-term assets	121,898	134,767
Total current assets	920,378	1,298,555

Long-term assets:
Long-term marketable securities	306,342	187,202
Operating lease right-of-use assets	62,113	57,677
Property and equipment, net	38,753	36,032
Intangible assets, net	53,600	16,687
Goodwill	215,082	135,276
Other assets	70,680	60,183
Total long-term assets	746,570	493,057
Total assets	$1,666,948	$1,791,612

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$8,677	$5,735
Accrued expenses and other short-term liabilities	195,992	225,411
Deferred revenues	422,646	427,811
Total current liabilities	627,315	658,957

Long-term liabilities:
Convertible senior notes, net	453,792	452,259
Operating lease liabilities	60,513	59,749
Deferred revenues	16,363	14,406
Other liabilities	75,058	7,585
Total long-term liabilities	605,726	533,999

Stockholders’ equity:
Share capital

Common stock of $0.001 par value - Authorized: 200,000,000 shares at September 30, 2026 and December 31, 2025; Issued and outstanding: 115,298,568 shares at September 30, 2026 and 117,546,852 shares at December 31, 2025	115	118
Accumulated other comprehensive income	13,038	23,132
Additional paid-in capital	1,415,544	1,444,885
Accumulated deficit	(994,790)	(869,479)
Total stockholders’ equity	433,907	598,656
Total liabilities and stockholders’ equity	$1,666,948	$1,791,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
SaaS	$185,120	$125,824	$517,912	$320,279
Term license subscriptions	1,217	24,812	12,275	88,674
Maintenance and services	3,124	10,941	12,423	41,210
Total revenues	189,461	161,577	542,610	450,163

Cost of revenues	46,890	35,149	132,972	95,416

Gross profit	142,571	126,428	409,638	354,747

Operating expenses:
Research and development	78,668	62,737	221,768	173,194
Sales and marketing	80,943	74,025	240,257	223,366
General and administrative	30,674	25,600	80,439	74,439
Total operating expenses	190,285	162,362	542,464	470,999

Operating loss	(47,714)	(35,934)	(132,826)	(116,252)
Financial income, net	9,188	7,806	12,871	24,724

Loss before income taxes	(38,526)	(28,128)	(119,955)	(91,528)
Provision for income taxes	(3,122)	(1,814)	(5,356)	(10,021)

Net loss	$(41,648)	$(29,942)	$(125,311)	$(101,549)

Net loss per share of common stock, basic and diluted	$(0.36)	$(0.26)	$(1.09)	$(0.90)

Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	114,998,580	114,974,455	115,198,744	113,254,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(41,648)	$(29,942)	$(125,311)	$(101,549)

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net of tax	(3,081)	837	(5,685)	3,314
Income (loss) on marketable securities reclassified into earnings, net of tax	—	—	47	(161)
	(3,081)	837	(5,638)	3,153

Unrealized income (loss) on derivative instruments, net of tax	(17,383)	523	(24,301)	12,027
Income on derivative instruments reclassified into earnings, net of tax	6,343	2,525	19,845	526
	(11,040)	3,048	(4,456)	12,553
Total other comprehensive income (loss)	(14,121)	3,885	(10,094)	15,706

Comprehensive loss	$(55,769)	$(26,057)	$(135,405)	$(85,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2024	112,550,156	$113	$1,193,022	$2,676	$(740,155)	$455,656
Stock-based compensation expense	—	—	32,255	—	—	32,255
Common stock issued under employee stock plans	1,808,876	2	7,161	—	—	7,163
Taxes related to net share settlement of equity awards	—	—	(26,447)	—	—	(26,447)
Repurchase of common stock	(1,476,456)	(2)	(61,262)	—	—	(61,264)
Unrealized loss on derivative instruments, net of tax	—	—	—	(6,231)	—	(6,231)
Unrealized income on available for sale securities, net of tax	—	—	—	2,393	—	2,393
Common stock issued for debt conversion	32	—	1	—	—	1
Net loss	—	—	—	—	(35,783)	(35,783)
Balance as of March 31, 2025	112,882,608	113	1,144,730	(1,162)	(775,938)	367,743
Stock-based compensation expense	—	—	33,859	—	—	33,859
Common stock issued under employee stock plans	163,501	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,352)	—	—	(1,352)
Repurchase of common stock	(1,003,885)	(1)	(38,735)	—	—	(38,736)
Unrealized income on derivative instruments, net of tax	—	—	—	15,736	—	15,736
Unrealized loss on available for sale securities, net of tax	—	—	—	(77)	—	(77)
Common stock issued for debt conversion	4,885	—	150	—	—	150
Net loss	—	—	—	—	(35,824)	(35,824)
Balance as of June 30, 2025	112,047,109	112	1,138,652	14,497	(811,762)	341,499
Stock-based compensation expense	—	—	31,550	—	—	31,550
Common stock issued under employee stock plans	273,665	—	7,186	—	—	7,186
Taxes related to net share settlement of equity awards	—	—	(631)	—	—	(631)
Unrealized income on derivative instruments, net of tax	—	—	—	3,048	—	3,048
Unrealized income on available for sale securities, net of tax	—	—	—	837	—	837
Common stock issued for debt conversion	8,180,968	8	251,280	—	—	251,288
Settlement of capped call transactions	(2,604,434)	(2)	2	—	—	—
Net loss	—	—	—	—	(29,942)	(29,942)
Balance as of September 30, 2025	117,897,308	$118	$1,428,039	$18,382	$(841,704)	$604,835

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2025	117,546,852	$118	$1,444,885	$23,132	$(869,479)	$598,656
Stock-based compensation expense	—	—	33,739	—	—	33,739
Common stock issued under employee stock plans	2,622,743	2	7,968	—	—	7,970
Taxes related to net share settlement of equity awards	—	—	(17,386)	—	—	(17,386)
Repurchase of common stock	(4,429,520)	(4)	(109,996)	—	—	(110,000)
Repurchase of common stock through options, net	(925,925)	(1)	(20,008)	—	—	(20,009)
Unrealized loss on derivative instruments, net of tax	—	—	—	(952)	—	(952)
Unrealized loss on available for sale securities, net of tax	—	—	—	(1,651)	—	(1,651)
Net loss	—	—	—	—	(36,854)	(36,854)
Balance as of March 31, 2026	114,814,150	115	1,339,202	20,529	(906,333)	453,513
Stock-based compensation expense	—	—	34,619	—	—	34,619
Common stock issued under employee stock plans	39,725	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(3,460)	—	—	(3,460)
Unrealized income on derivative instruments, net of tax	—	—	—	7,536	—	7,536
Unrealized loss on available for sale securities, net of tax	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	(46,809)	(46,809)
Balance as of June 30, 2026	114,853,875	115	1,370,361	27,159	(953,142)	444,493
Stock-based compensation expense	—	—	41,157	—	—	41,157
Common stock issued under employee stock plans	444,693	—	6,027	—	—	6,027
Taxes related to net share settlement of equity awards	—	—	(2,001)	—	—	(2,001)
Unrealized loss on derivative instruments, net of tax	—	—	—	(11,040)	—	(11,040)
Unrealized loss on available for sale securities, net of tax	—	—	—	(3,081)	—	(3,081)
Net loss	—	—	—	—	(41,648)	(41,648)
Balance as of September 30, 2026	115,298,568	$115	$1,415,544	$13,038	$(994,790)	$433,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

VARONIS SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(125,311)	$(101,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,957	7,964
Stock-based compensation	109,515	97,664
Amortization of deferred commissions	47,861	38,958
Non-cash operating lease costs	8,214	7,442
Amortization of debt issuance costs	1,533	2,471
Amortization of premium and accretion of discount on marketable securities, net	1,980	1,211
Deferred income taxes, net	(9,652)	—
Remeasurement of options to repurchase common stock	2,091	—

Changes in assets and liabilities:
Accounts receivable	75,784	46,534
Prepaid expenses and other short-term assets	21,213	4,208
Deferred commissions	(72,353)	(57,731)
Other long-term assets	(7,028)	(279)
Trade payables	2,941	755
Accrued expenses and other short-term liabilities	32,400	23,420
Deferred revenues	(3,226)	50,104
Other long-term liabilities	4,377	1,575
Net cash provided by operating activities	108,296	122,747

Cash flows from investing activities:
Proceeds from maturities of marketable securities	329,645	324,080
Proceeds from sales of marketable securities	211,585	—
Investment in marketable securities	(309,477)	(229,446)
Proceeds from short-term and long-term deposits	167,477	159,405
Investment in short-term and long-term deposits	(167,454)	(156,089)
Acquisitions, net of cash acquired	(113,622)	(123,514)
Purchases of property and equipment	(10,906)	(8,687)
Capitalized internal-use software	(2,620)	(2,509)
Net cash provided by (used in) investing activities	104,628	(36,760)

Cash flows from financing activities:
Repurchase of common stock	(135,000)	(100,000)
Payment of deferred consideration for acquisition	(3,502)	—
Proceeds from options to repurchase common stock	2,900	—
Proceeds from employee stock plans	13,997	14,349
Taxes paid related to net share settlement of equity awards	(22,847)	(28,430)
Repayment of convertible senior notes	—	(137)
Net cash used in financing activities	(144,452)	(114,218)

Increase (decrease) in cash and cash equivalents	68,472	(28,231)
Cash and cash equivalents at beginning of period	202,482	185,585
Cash and cash equivalents at end of period	$270,954	$157,354

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$(20,751)	$6,825
Cash paid for interest	$4,603	$7,719
Supplemental disclosure of non-cash activities:
Lease liabilities arising from obtaining right-of-use assets	$9,408	$19,064
Liability related to acquisition holdback	$—	$3,502
Common stock issued for debt conversion	$—	$251,439

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

Merger Agreement

On October 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Proofpoint, Inc., a Delaware corporation (“Parent”), and Vail Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of funds advised by Thoma Bravo, L.P. Pursuant to and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “Merger”). The Company’s Board of Directors (the “Board”) has unanimously approved the Merger Agreement and resolved to recommend that the Company's stockholders adopt the Merger Agreement.

If the Merger is consummated, at the effective time of the Merger (the “Effective Time”), each share of Varonis common stock issued and outstanding immediately prior to the Effective Time will be converted automatically into the right to receive $49.75 in cash, without interest, other than certain excluded shares, including restricted shares, shares held in treasury or owned by Parent, Merger Sub or any subsidiary of the Company and shares for which appraisal rights have been properly demanded under Delaware law.

The Merger is expected to close in the first half of 2027, subject to the satisfaction of customary closing conditions, including, but not limited to (i) approval by the holders of at least a majority in voting power of the outstanding Company shares entitled to vote thereon, (ii) the absence of any governmental entity issuing any order or other legal restraint that makes consummation of the Merger illegal or otherwise prohibited, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the clearance or approval under certain specified foreign regulatory laws and (v) the absence of any Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The obligations of Parent and Merger Sub to consummate the Merger are not subject to any financing condition.

The Merger Agreement generally requires the Company to operate its business in the ordinary course in all material respects, subject to customary exceptions, pending consummation of the Merger, and contains customary interim operating covenants that restrict the Company from taking certain specified actions without Parent's consent until the Merger is consummated or the Merger Agreement is terminated in accordance with its terms.

The Merger Agreement contains certain termination rights for the Company and Parent, including that, subject to certain limitations, either party may terminate the Merger Agreement (i) if the Merger is not consummated by 11:59 p.m. New York time on July 15, 2027, subject to an automatic three-month extension under specified circumstances relating to required regulatory approvals, (ii) if any order prohibiting the Merger has become final and non-appealable or (iii) if the Company’s stockholders do not approve the adoption of the Merger Agreement at the stockholders’ meeting held for that purpose. In addition, subject to certain conditions and prior to receipt of Company stockholder approval, Parent may terminate the Merger Agreement if the Board adversely changes its recommendation in favor of the Merger, and the Company may terminate the Merger Agreement to enter into a definitive agreement providing for a superior proposal. The Company and Parent may also terminate the Merger Agreement by mutual written consent.

The Company is subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions. If the Merger Agreement is terminated under certain specified circumstances, including, among other circumstances: (A) if the Company terminates the Merger Agreement in order to enter into an agreement providing for a superior proposal or Parent terminates the Merger Agreement because the Board adversely changes its recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $211,700 and (B) if Parent fails to consummate the Merger following satisfaction or waiver of certain closing conditions and the Company’s irrevocable confirmation that it is ready, willing and able to consummate the closing, or if the Company terminates the Merger Agreement due to Parent’s breach of its obligations under the Merger Agreement, which breach gives rise to a failure of certain conditions to the Merger and which Parent fails to cure, Parent would be required to pay the Company a reverse termination fee of $423,300.

Parent has obtained equity financing commitments from funds managed by Thoma Bravo and debt financing commitments from certain financial institutions for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. The Company is a third-party beneficiary under certain provisions of the equity commitment letter.

If the Merger is consummated, the Company shares will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2026.

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

Deferred revenues represent mostly unrecognized fees billed or collected for SaaS and maintenance contracts. Deferred revenues are recognized as (or when) the Company performs its obligations under the contract. Pursuant to these contracts, customers are generally invoiced on an annual basis. The amount of revenues recognized in the period that was included in the opening deferred revenues balance was $377,838 for the nine months ended September 30, 2026.

Revenues allocated to remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. The Company's remaining performance obligations were $1,127,629 as of September 30, 2026, of which it expects to recognize approximately 57% as revenue over the next 12 months and the remainder thereafter.

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

Derivative instruments measured at fair value and their classification in the condensed consolidated balance sheets are presented in the following table (in thousands):

	Assets (liabilities) as of September 30, 2026 (unaudited)		Assets (liabilities) as of December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in prepaid expenses and other short-term assets	$126,558	$14,881	$187,767	$21,605
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in accrued expenses and other short-term liabilities	$53,228	$(1,029)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other assets	$29,791	$775	$123,959	$6,465
Foreign exchange forward contract derivatives in cash flow hedging relationships for operating expenses included in long-term other liabilities	$40,729	$(711)	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in prepaid expenses and other short-term assets	$116,422	$2,267	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in accrued expenses and other short-term liabilities	$13,006	$(78)	$128,132	$(2,515)
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other assets	$96,449	$1,922	$—	$—
Foreign exchange forward contract derivatives in cash flow hedging relationships for revenues included in long-term other liabilities	$12,081	$(14)	$185,688	$(1,691)

Net gains (losses) related to cash flow hedges that were reclassified from accumulated other comprehensive income to the condensed consolidated statements of operations are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)
Revenues	$(1,246)	$143	$(2,714)	$1,027
Cost of revenues	(6)	182	111	71
Research and development	5,861	1,378	16,983	(227)
Sales and marketing	12	348	240	39
General and administrative	1,722	380	5,024	(47)
Financial income, net	—	94	201	(337)
Total net gain related to cash flow hedges	$6,343	$2,525	$19,845	$526

No material ineffective hedges were recognized during the three and nine months ended September 30, 2026 and 2025 in the condensed consolidated statement of operations.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended September 30, 2026, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate.

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

The Company remains open to federal and state examination to the extent net carry-over unused operating losses and tax credit attributable to those years remain unutilized. As of September 30, 2026, the Company's federal tax returns for the years 2010 through the current period, excluding the 2016 tax year which was audited by the Internal Revenue Service, and most state tax returns for the years 2009 through the current period, are still open to examination.

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

	As of September 30, 2026
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$170,763	$—	$—	$170,763
Total	$170,763	$—	$—	$170,763

Marketable securities
US Treasury securities	$323,746	$7	$(1,040)	$322,713
Total	$323,746	$7	$(1,040)	$322,713

Long-term marketable securities
US Treasury securities	$309,450	$—	$(3,108)	$306,342
Total	$309,450	$—	$(3,108)	$306,342

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$120,155	$—	$—	$120,155
Total	$120,155	$—	$—	$120,155

Marketable securities
US Treasury securities	$679,959	$1,267	$(1)	$681,225
Total	$679,959	$1,267	$(1)	$681,225

Long-term marketable securities
US Treasury securities	$186,971	$231	$—	$187,202
Total	$186,971	$231	$—	$187,202

Unrealized losses associated with investments in available for sale securities have all been in a continuous unrealized loss position of less than one year as of September 30, 2026 and December 31, 2025.

The gross unrealized gains and losses related to these investments were due primarily to changes in interest rates. If the amortized cost of an individual security exceeds its fair value, the Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, then impairment is recorded to the fair value of the security. If neither of these criteria are met, the securities are assessed using the credit losses model for marketable securities to determine what portion of that difference, if any, is caused by expected credit losses. Expected credit losses on available for sale debt securities are recognized in financial income, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize impairment or an allowance for credit losses on available for sale marketable securities.

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

Acquired intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and non-compete agreements, resulting from business combinations and asset acquisitions. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense of the acquired intangible assets are recorded within cost of revenues and sales and marketing expense in the condensed consolidated statements of operations.

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

Capitalized Internal-use Software Development Costs

The Company capitalizes certain development costs incurred in connection with its internal-use software in accordance with ASC No. 350-40, "Intangibles-Goodwill and Other-Internal-Use Software." These capitalized costs are related to the Company's SaaS platform. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once internal-use software has reached the application development stage, direct internal and external costs are capitalized until the internal-use software is substantially complete and ready for its intended use. Capitalized internally developed software costs are recorded within property and equipment, net in the condensed consolidated balance sheets.

On August 21, 2026, the Company entered into an asset purchase agreement with an unrelated third party to acquire certain internal-use software assets delivered at closing and additional internal-use software assets to be delivered in the future. Total cash consideration attributable to the internal-use software assets is $17,810, of which $900 was paid at closing for assets delivered during the third quarter of 2026 and $16,910 is payable in 2027, subject to delivery and specified acceptance conditions for the remaining internal-use software assets, as well as potential adjustments for indemnity claims. Costs capitalized under the asset purchase agreement are recorded within intangible assets, net in the condensed consolidated balance sheets.

Management tests these assets for impairment whenever events or changes in circumstances occur that could impact recoverability of these assets. As of September 30, 2026, all capitalized internal-use software development assets were in the application development stage, as such, no amortization has been recorded in the condensed consolidated statements of operations related to these assets and no impairment has been recorded.

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

Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock units, performance stock units and the shares related to the conversion of the 1.00% Convertible Senior Notes issued by the Company on September 10, 2024 and due September 15, 2029 in an aggregate principal amount of $460,000 (the "2029 Notes"), to the extent dilutive.

Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were 9,036,241 and 8,626,352 potentially dilutive shares from the conversion of outstanding stock options, restricted stock units and performance stock units that were not included in the calculation of diluted net loss per share for the periods ending September 30, 2026 and 2025, respectively. Additionally, 6,781,660 shares underlying the conversion option of the 2029 Notes for the periods ending September 30, 2026 and 2025 were not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive.

Contractual Purchase Obligations and Contingent Liabilities

Contractual Purchase Obligations

As of September 30, 2026, the Company has contractual minimum purchase commitments with cloud hosting service providers of $390,849 through 2031, consisting of $12,105 due within the next 12 months and the remainder due thereafter, primarily under arrangements with no specified annual commitments.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450 “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. From time to time, the Company is involved in claims and litigation in the ordinary course of business. The Company investigates these claims as they arise and legal provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, as of September 30, 2026 and December 31, 2025, the Company was not a party to any litigation that it believes will have a material adverse effect on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

On January 7, 2026, the Company and certain officers of the Company were named as defendants in a putative securities class action captioned, Molchanov v. Varonis Systems, Inc. et al., filed in the U.S. District Court for the Southern District of New York. The complaint alleged that defendants made misrepresentations or omissions in its public disclosures about the Company’s expected annual recurring revenue for fiscal year 2025 and the Company’s ability to convert existing self-hosted customers to its SaaS offering, between February 4, 2025 and July 29, 2025, in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and further alleged that certain officers are liable as control persons under Section 20(a) of the Exchange Act. On July 17, 2026, lead plaintiffs filed an amended complaint, which, among other things, extended the purported class period from the original complaint’s period of February 4, 2025 through October 28, 2025 to a period of February 4, 2025 through February 3, 2026 and adds additional alleged misrepresentations by defendants. The substantive allegations of the amended complaint remain substantially similar to the original complaint. On August 25, 2026, lead plaintiffs filed a motion to transfer the venue of this action from the Southern District of New York to the Southern District of Florida. The Company has opposed this motion to transfer and it remains pending before the court. The defendants still intend to file a motion to dismiss this action, which will be filed after the court’s decision on the motion to transfer venue. The Company believes the claims in this action are without merit and intends to defend the action vigorously. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses but the Company believes the claims in this litigation are without merit and intends to defend the action vigorously.

On May 12, 2026, a shareholder derivative action was filed, purportedly on behalf of the Company, against the Company’s directors and certain officers in the U.S. District Court for the Southern District of New York. The complaint alleges claims asserting violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets against all individual defendants, as well as a claim for contribution under Section 10(b) and Section 21(d) of the Exchange Act against certain officers, based on substantially the same events and disclosures that are the subject of the litigation filed on January 7, 2026, as described above. On June 3, 2026, the court entered a stipulation and order staying this action pending the resolution of the anticipated motion to dismiss the purported securities class action described above. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses but the Company believes the claims in this litigation are without merit and intends to defend the action vigorously.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU was updated to consider different methods of software development and requires internal-use software costs to be capitalized when management has authorized and committed to funding the software project and when significant uncertainty associated with the development of the software has been resolved. The amendments in this ASU are required to be adopted for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective, retrospective or a modified transition approach. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands):

	As of September 30, 2026			As of December 31, 2025
	(unaudited)
	Level I	Level II	Level III	Level I	Level II	Level III
Financial assets:
Cash equivalents:
Money market funds	$170,763	$—	$—	$120,155	$—	$—
Marketable securities:
US Treasury securities	—	322,713	—	—	681,225	—
Prepaid expenses and other short-term assets:
Forward foreign exchange contracts	—	17,148	—	—	21,605	—
Long-term marketable securities:
US Treasury securities	—	306,342	—	—	187,202	—
Long-term other assets:
Forward foreign exchange contracts	—	2,697	—	—	6,465	—
Financial liabilities:
Accrued expenses and other short-term liabilities:
Forward foreign exchange contracts	—	(1,107)	—	—	(2,515)	—
Long-term other liabilities:
Forward foreign exchange contracts	—	(725)	—	—	(1,691)	—
Total financial assets (liabilities), net	$170,763	$647,068	$—	$120,155	$892,291	$—

See Note 4, "Business Combinations," for the estimated fair value of acquired net tangible and intangible assets and liabilities and Note 6, "Convertible Senior Notes and Capped Call Transactions," for the carrying amount and estimated fair value of the Company's 2029 Notes, as of September 30, 2026. Marketable securities and derivative instruments are classified within Level 2, as these assets are valued using alternative pricing sources utilizing market observable inputs.

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

Below is a summary of the Company's operating right-of-use assets and operating lease liabilities (in thousands):

September 30, 2026
(unaudited)
Operating lease right-of-use assets	$62,113

Operating lease liabilities, current	$13,807
Operating lease liabilities, long-term	60,513
Total operating lease liabilities	$74,320

Operating lease liabilities, current are included within accrued expenses and other short-term liabilities in the condensed consolidated balance sheets.

Minimum lease payments for the Company's right-of-use assets over the remaining lease periods as of September 30, 2026, are as follows (in thousands):

September 30, 2026
(unaudited)
2026	$5,750
2027	20,531
2028	13,865
2029	13,184
2030	12,195
Thereafter	26,918
Total undiscounted lease payments	$92,443

Less: Imputed interest	$(18,123)
Present value of lease liabilities	$74,320

NOTE 4:    BUSINESS COMBINATIONS

2026 Business Combination

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

The total purchase price was preliminarily allocated using information currently available to the Company and may be subject to change as additional information is received during the respective measurement period, up to one year from the acquisition date. During the nine months ended September 30, 2026, measurement period adjustments were recorded that increased the developed technology and customer relationship intangible assets and the related deferred tax liability by $2,250, $36 and $518, respectively, to primarily reflect adjustments from the filing of income tax returns for periods prior to the acquisition date. Additionally, working capital adjustments were recorded that increased the fair value of net tangible assets acquired by $32 and increased the total consideration transferred by $80, to reflect facts and circumstances that existed as of the acquisition date. These measurement period adjustments had a corresponding net decrease to goodwill of $1,720. The following table summarizes the preliminary allocation of the purchase price to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (in thousands, except useful life):

	Purchase Price Allocation	Estimated Weighted Average Useful Life
	(unaudited)	(in years)
Net tangible assets acquired	$378
Deferred tax liability	(9,652)
Developed technology intangible asset	43,271	5
Customer relationship intangible asset	736	2
Goodwill	79,852
Total purchase price	$114,585

The fair values of the developed technology and customer relationship intangible assets were estimated using the multi-period excess earnings method, which utilizes various assumptions including projected future revenue, projected profit margin, discount rate and useful life. The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not expected to be deductible for income tax purposes. During the three and nine months ended September 30, 2026, acquisition-related costs of $30 and $1,116, respectively, are included in general and administrative expenses in the condensed consolidated statements of operations.

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

2025 Business Combination

SlashNext, Inc. ("SlashNext")

On August 28, 2025, the Company completed the acquisition of the share capital of SlashNext, an AI-native email security provider that detects advanced phishing and social engineering attacks, which, together with MDDR, has been integrated with the Company's technology platform. The acquisition was accounted for as a business combination in accordance with ASC No. 805, "Business Combinations." The transaction price was for $105,953 in cash and comprised of an initial fair value of total consideration transferred of $105,447 and an aggregate conditional consideration of $4,662, conditional on employee retention, along with the settlement of a $4,156 pre-existing relationship. The conditional consideration is recorded as research and development compensation expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2026, working capital adjustments were recorded within the acquisition measurement period that reduced the amount of consideration transferred by $425, and adjusted the amount of net tangible assets (liabilities) and goodwill acquired to reflect facts and circumstances that existed as of the acquisition date.

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

The fair values of the developed technology and customer relationship intangible assets were estimated using the following methods, respectively (including various valuation assumptions): relief from royalty (projected future revenue generated from the acquired developed technology, royalty and discount rates and the technology obsolescence curve) and the multi-period excess earnings method (projected future revenue generated from the acquired customers, projected profit margin, discount rate and the customer survival curve). The excess of the purchase price and liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating the business with the Company's offerings. The goodwill is not deductible for income tax purposes. During the three and nine months ended September 30, 2026, there were no acquisition-related costs recorded. During the three and nine months ended September 30, 2025, there were $1,396 of acquisition-related costs recorded.

NOTE 5:    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The Company believes the goodwill represents the synergies expected from expanded market opportunities when integrating with its offerings.

The change in the carrying amount of goodwill during the nine months ended September 30, 2026 is related to the AllTrue.ai and SlashNext acquisitions. For additional information regarding the acquisitions, see Note 4, "Business Combinations."

The following table reflects goodwill activity for the nine months ended September 30, 2026 (in thousands):

Amount (unaudited)
Balance at December 31, 2025	$135,276
Goodwill acquired	79,806
Balance at September 30, 2026	$215,082

Intangible Assets, net

The total cost and amortization of the Company's intangible assets for the period ended September 30, 2026 is comprised of the following (in thousands):

	September 30, 2026
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$58,471	$(7,919)	$50,552
Customer relationship	4,136	(1,107)	3,029
Non-compete	40	(21)	19
Total	$62,647	$(9,047)	$53,600

Intangible assets are expensed on a straight-line basis over the useful life of the asset. The Company recorded amortization expense of $3,306 and $7,994 for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recorded amortization expense of $312 and $508, respectively.

The following table summarizes estimated future amortization expense of the Company's intangible assets as of September 30, 2026 (in thousands):

Amount
Years ending December 31,	(unaudited)
2026	$2,716
2027	11,088
2028	11,078
2029	11,075
2030	11,075
Thereafter	6,568
Total future amortization expense	$53,600

NOTE 6:    CONVERTIBLE SENIOR NOTES AND CAPPED CALL TRANSACTIONS

2025 Notes

The Company issued 1.25% Convertible Senior Notes on May 11, 2020, which matured on August 15, 2025, in an aggregate principal amount of $253,000 (the "2025 Notes" and, together with the 2029 Notes, the "Notes") pursuant to an indenture dated May 11, 2020 (the “2025 Indenture”). The net proceeds to the Company after issuance costs were approximately $245,158. The Company used $29,348 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

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

The initial conversion rate for the 2029 Notes is 14.7419 shares of the Company’s common stock for each $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of approximately $67.83 per share. The conversion rate is subject to adjustment in specified events. The consummation of the Merger will constitute, among other things, a “Make-Whole Fundamental Change” and a “Corporate Event,” each as defined in the 2029 Indenture. The 2029 Notes are convertible into shares of the Company’s common stock, at the option of a holder, prior to the close of business on the business day immediately preceding March 15, 2029, under certain conditions, which may include the Merger.

In addition, on or after March 15, 2029, a holder may convert all or any portion of its 2029 Notes at any time. Upon conversion, the Company may elect to repay the 2029 Notes in cash, shares of common stock, or a combination of both. As of September 30, 2026, the 2029 Notes were classified as long-term in the Company's condensed consolidated balance sheets.

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

The net carrying amount of the 2029 Notes was as follows (in thousands):

	September 30, 2026	December 31, 2025
Liability	(unaudited)
Principal	$460,000	$460,000
Unamortized issuance costs	(6,208)	(7,741)
Net carrying amount	$453,792	$452,259

During the three and nine months ended September 30, 2026, the effective interest rate for the 2029 Notes was 1.46%. During the three and nine months ended September 30, 2025, the effective interest rate for the 2029 and 2025 Notes was 1.46% and 1.86%, respectively. The interest expense recognized related to the Notes during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$—	$1,150	$1,150	$385	$1,150	$1,535
Amortization of debt issuance costs	—	514	514	190	507	697
Total	$—	$1,664	$1,664	$575	$1,657	$2,232

	Nine Months Ended September 30,
	2026			2025
	2025 Notes	2029 Notes	Total	2025 Notes	2029 Notes	Total
	(unaudited)
Contractual interest expense	$—	$3,450	$3,450	$1,957	$3,450	$5,407
Amortization of debt issuance costs	—	1,533	1,533	960	1,511	2,471
Total	$—	$4,983	$4,983	$2,917	$4,961	$7,878

As of September 30, 2026 and December 31, 2025, the total estimated fair value of the 2029 Notes was approximately $456,030 and $429,028, respectively. The fair values were determined based on the closing trading price of the 2029 Notes as of the last day of trading for the period. The fair value of the 2029 Notes is primarily affected by the trading price of the Company's common stock and market interest rates. The fair value of the 2029 Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data.

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

Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")

A summary of RSUs and PSUs for employees, consultants and non-employee directors of the Company for the nine months ended September 30, 2026 (unaudited) is as follows:

	Number of shares underlying outstanding RSUs and PSUs	Weighted- average grant date fair value
Unvested balance as of January 1, 2026	8,562,645	$38.60
Granted	4,514,205	$30.23
Vested	(3,329,737)	$37.06
Forfeited	(710,917)	$39.56
Unvested balance as of September 30, 2026	9,036,196	$37.35

As of September 30, 2026, there was $246,582 of total unrecognized compensation cost related to employees, consultants and non-employee directors unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of 2.473 years.

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

Stock-based Compensation Expense

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Cost of revenues	$1,630	$1,538	$4,714	$4,517
Research and development	14,199	11,637	40,303	33,098
Sales and marketing	9,377	8,499	29,419	29,627
General and administrative	15,951	9,876	35,079	30,422
Total	$41,157	$31,550	$109,515	$97,664

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

The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Total revenues	$189,461	$161,577	$542,610	$450,163

Less:
Stock-based compensation	41,157	31,550	109,515	97,664
Other segment items (*)	189,952	159,969	558,406	454,048
Net loss	$(41,648)	$(29,942)	$(125,311)	$(101,549)

(*) Other segment expense items included within net loss include payroll, financial income, net (inclusive of interest income of $9,043 and $28,111 for the three and nine months ended September 30, 2026, respectively, and $12,336 and $37,735 for the three and nine months ended September 30, 2025, respectively, and interest expense of $1,151 and $3,452 for the three and nine months ended September 30, 2026, respectively, and $1,535 and $5,412 for the three and nine months ended September 30, 2025, respectively), marketing activities, overhead and depreciation ($3,116 and $9,963 for the three and nine months ended September 30, 2026, respectively, and $2,664 and $7,456 for the three and nine months ended September 30, 2025, respectively), travel and entertainment, income taxes, information technology and communication, department activities, amortization of acquired intangibles and other miscellaneous expenses. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

The following is a summary of revenues within geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenues based on customer’s location:
United States	$137,046	$118,190	$390,061	$320,132
EMEA	36,774	31,295	108,922	92,589
Rest of the World	15,641	12,092	43,627	37,442
Total revenues	$189,461	$161,577	$542,610	$450,163

During the three and nine months ended September 30, 2026 and 2025, there were no revenues to a single customer exceeding 10% of the Company's total revenues.

The following is a summary of long-lived assets, including property and equipment, net and operating lease right-of-use assets, within geographic areas (in thousands):

	As of	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Long-lived assets by geographic region:
Israel	$49,261	$49,914
United States	41,837	33,112
Other	9,768	10,683
Total long-lived assets	$100,866	$93,709

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pending Merger

On October 15, 2026, we entered into the Merger Agreement with Parent, an affiliate of funds advised by Thoma Bravo, L.P., and Merger Sub. If the Merger is consummated, our stockholders will be entitled to receive $49.75 in cash, without interest, for each share of our common stock they hold as of immediately prior to the Effective Time of the Merger, other than certain excluded shares. The Merger is expected to close in the first half of 2027, subject to approval by our stockholders, receipt of required regulatory approvals and the satisfaction of other customary closing conditions. See "Merger Agreement" within Note 1 “General” of our condensed consolidated financial statements for information regarding the Merger.

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

We have continued to expand our platform through acquisitions that directly extend our ability to protect data and secure AI systems. The acquisition of Cyral brought database activity monitoring (DAM) into our platform. The acquisition of SlashNext added email and collaboration security, enabling detection and prevention of AI-generated phishing and other threats delivered through the collaboration layer. The acquisition of AllTrue.ai, Inc. ("AllTrue.ai") extended our platform into AI system security, giving customers real-time visibility and control over AI agents, models, and the data they access across the enterprise.

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

Our go-to-market model is channel-led and enterprise-focused. We sell through channel partners, including distributors and resellers, which sell to end-user customers, which we refer to in this report as our customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, has and will continue to play a major role in our ability to grow and to successfully deliver our unique value proposition for enterprise data. While our products serve customers of all sizes, across industries and across geographies, the marketing focus and majority of our sales focus is on targeting larger organizations who can make sizable initial purchases with us and, over time, have a greater potential lifetime value. Our customers span leading organizations across financial services, public, healthcare, industrial, insurance, energy and utilities, technology, construction and engineering, education and consumer and retail sectors. Our sales motion leads with a rapid risk assessment that surfaces immediate, high-priority exposure – typically within days of deployment – creating a clear and urgent case for expansion. Our SaaS renewal rate is over 90% for the nine months ended September 30, 2026.

We believe there is a significant long-term growth opportunity in both domestic and international markets. Any organization that stores data in SaaS applications, IaaS environments, databases, file shares, email systems, or AI platforms is a potential customer. As enterprises accelerate AI adoption, the need to govern, secure, and monitor the data those systems touch will only grow. We believe Varonis is uniquely positioned to meet that demand – not as a company adapting to the AI era, but as one built for it. For the three and nine months ended September 30, 2026, approximately 72% of our revenues were derived from the United States, while approximately 20% of our revenues were derived from EMEA and approximately 8% from ROW. Additionally, despite the revenue recognition variations from the accounting treatment associated with existing customer conversions to SaaS, total revenues still grew approximately 21% for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. We continue to expect expansion in both domestic and international markets to be key components of our long-term growth strategy. Over the last few years, we have seen changes in customer buying patterns including some budgetary tightening and additional scrutiny on enterprise spending as a result of a higher inflation and interest rate environment.

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

Since inception, we have continued to scale our business and execute on strategic initiatives which we believe have positioned us for durable long-term growth. During the three and nine months ended September 30, 2026, we have continued to grow our revenues despite revenue recognition accounting treatment variations associated with existing customer conversions to SaaS. For the three months ended September 30, 2026 and 2025, SaaS revenues were $185.1 million and $125.8 million, respectively. For the nine months ended September 30, 2026 and 2025, SaaS revenues were $517.9 million and $320.3 million, respectively. For the three months ended September 30, 2026 and 2025, our total revenues were $189.5 million and $161.6 million, respectively. For the nine months ended September 30, 2026 and 2025, our total revenues were $542.6 million and $450.2 million, respectively. For the three months ended September 30, 2026 and 2025, we have operating losses of $47.7 million and $35.9 million and net losses of $41.6 million and $29.9 million, respectively. For the nine months ended September 30, 2026 and 2025, we have operating losses of $132.8 million and $116.3 million and net losses of $125.3 million and $101.5 million, respectively.

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

As of September 30, 2026 and 2025, SaaS ARR was $774.6 million and $546.1 million, respectively, an increase of 42% period over period. The annualized value of contracts is a legal and contractual determination made by assessing the contractual terms with our customers. The annualized value of these contracts is not determined by reference to historical revenues, deferred revenues or any other GAAP financial measure over any period. SaaS ARR is not a forecast of future revenues and can be impacted by contract start and end dates and renewal rates. We expect SaaS ARR to continue to increase in absolute dollars.

SaaS Renewal Rate and SaaS ARR Excluding Conversions

As we have completed our SaaS transition and announced the end-of-life of our self-hosted business by the end of 2026, the historical renewal rate disclosure has been replaced by the SaaS renewal rate which is over 90% for the nine months ended September 30, 2026. In addition, throughout 2026, we will also be disclosing SaaS ARR excluding conversions which excludes SaaS ARR associated with self-hosted customers converting to SaaS over the trailing twelve months. As of September 30, 2026, SaaS ARR excluding conversions was $674.6 million, an increase of 24% compared to September 30, 2025 SaaS ARR. We expect SaaS ARR excluding conversions to increase in absolute dollars. These additional performance metrics align with our new business model and how management views the business.

Remaining Performance Obligations

Remaining performance obligations ("RPO") represent contracted revenues that have not yet been recognized, which includes deferred revenues and non-cancelable amounts that will be invoiced in the future. Our RPO was $1,127.6 million as of September 30, 2026 and we expect RPO to increase in absolute dollars.

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

Our SaaS renewal rate for each of the nine months ended September 30, 2026 and 2025 is over 90%. We measure the SaaS renewal rate for our customers over a 12-month period, based on a dollar renewal rate for SaaS contracts expiring during that time period. The expected increase in SaaS revenues, combined with the timing of conversions and renewals, as well as conversion and renewal rates, may result in significant variation in the revenues we recognize in a given period. We expect term license subscription revenues and perpetual license revenues, including the associated maintenance and support related to perpetual licenses, to continue to decline.

The following table sets forth the percentage of our revenues that have been derived from SaaS, term license subscriptions and maintenance and services revenues for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	97.7%	77.9%	95.4%	71.1%
Term license subscriptions	0.6	15.3	2.3	19.7
Maintenance and services	1.7	6.8	2.3	9.2
Total revenues	100.0%	100.0%	100.0%	100.0%

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

Gross profit is total revenues less total cost of revenues. Gross margin is gross profit expressed as a percentage of total revenues. As the majority of our expenses are relatively fixed quarter over quarter and due to the seasonality of our business, the first quarter typically results in the lowest gross margin as our first quarter revenues have historically been the lowest for the year. Conversely, the fourth quarter typically results in the highest gross margin as our fourth quarter revenues have historically been the highest for the year. We have seen the impact of these seasonal patterns, due to differences in revenue recognition accounting treatment, decline in 2025 and during the nine months ended September 30, 2026 and we expect it to continue to decline, as we seek to sell more of our SaaS offering to customers and complete the end-of-life of our self-hosted business.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following tables are a summary of our condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 in dollars and as a percentage of our total revenues.

	Three Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$185,120	$125,824
Term license subscriptions	1,217	24,812
Maintenance and services	3,124	10,941
Total revenues	189,461	161,577
Cost of revenues	46,890	35,149
Gross profit	142,571	126,428
Operating expenses:
Research and development	78,668	62,737
Sales and marketing	80,943	74,025
General and administrative	30,674	25,600
Total operating expenses	190,285	162,362
Operating loss	(47,714)	(35,934)
Financial income, net	9,188	7,806
Loss before income taxes	(38,526)	(28,128)
Provision for income taxes	(3,122)	(1,814)
Net loss	$(41,648)	$(29,942)

	Three Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	97.7%	77.9%
Term license subscriptions	0.6	15.3
Maintenance and services	1.7	6.8
Total revenues	100.0	100.0
Cost of revenues	24.7	21.8
Gross profit	75.3	78.2
Operating expenses:
Research and development	41.5	38.8
Sales and marketing	42.8	45.8
General and administrative	16.2	15.8
Total operating expenses	100.5	100.4

Operating loss	(25.2)	(22.2)
Financial income, net	4.9	4.8
Loss before income taxes	(20.3)	(17.4)
Provision for income taxes	(1.7)	(1.1)
Net loss	(22.0)%	(18.5)%

Revenues

	Three Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$185,120	$125,824	47.1%
Term license subscriptions	1,217	24,812	(95.1)%
Maintenance and services	3,124	10,941	(71.4)%
Total revenues	$189,461	$161,577	17.3%

	Three Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	97.7%	77.9%
Term license subscriptions	0.6	15.3
Maintenance and services	1.7	6.8
Total revenues	100.0%	100.0%

For the three months ended September 30, 2026, our revenues increased 17% compared to the three months ended September 30, 2025 despite existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 47% from $125.8 million for the three months ended September 30, 2025 to $185.1 million for the three months ended September 30, 2026. The increase in SaaS revenues is happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in securing AI and also driven by (i) our high renewal rates, (ii) existing customer conversions and upselling and (iii) new customer acquisitions. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions. SaaS ARR was $774.6 million and $546.1 million as of September 30, 2026 and 2025, respectively, representing an increase of 42%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn. We continue to expect less maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Cost of revenues	$46,890	$35,149	33.4%

	Three Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Total gross margin	75.3%	78.2%

The increase in cost of revenues was primarily related to a $6.3 million increase in third-party hosting costs associated with the growth in our SaaS delivery model, a $2.3 million increase in salaries, benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the growth of our SaaS delivery model, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong SaaS renewal rate, a $2.3 million increase in developed technology intangible asset amortization due to the business acquisitions and a $0.7 million increase in facilities and allocated overhead costs.

Operating Expenses

	Three Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$78,668	$62,737	25.4%
Sales and marketing	80,943	74,025	9.3%
General and administrative	30,674	25,600	19.8%
Total operating expenses	$190,285	$162,362	17.2%

	Three Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Operating expenses:
Research and development	41.5%	38.8%
Sales and marketing	42.8	45.8
General and administrative	16.2	15.8
Total operating expenses	100.5%	100.4%

The increase in research and development expenses was primarily related to a $14.2 million increase in salaries, benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisitions, an increase of $1.2 million in facilities and allocated overhead costs and a $0.4 million increase in third-party hosting costs associated with our SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $5.2 million in salaries, benefits and stock-based compensation expense and a $1.8 million increase in facilities and allocated overhead costs.

The increase in general and administrative expenses was primarily related to a $5.2 million increase in salaries, benefits and stock-based compensation expense, a $0.5 million increase in consulting and services fees and a $0.3 million increase in facilities and allocated overhead cost, partially offset by a $1.4 million decrease in acquisition-related costs associated with the business acquisitions.

Financial Income, Net

	Three Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Financial income, net	$9,188	$7,806	17.7%

The increase in financial income, net was primarily due to foreign currency gains, less interest and issuance cost amortization expense related to the maturity of the 2025 convertible note and less amortization of premiums on marketable securities, partially offset by lower interest income.

Provision for Income Taxes

	Three Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Provision for income taxes	$(3,122)	$(1,814)	(72.1)%

Provision for income taxes for the three months ended September 30, 2026, including the change in income taxes, were comprised of foreign and U.S. income taxes.

Results of Operations

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following tables are a summary of our condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025 in dollars and as a percentage of our total revenues.

	Nine Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
SaaS	$517,912	$320,279
Term license subscriptions	12,275	88,674
Maintenance and services	12,423	41,210
Total revenues	542,610	450,163
Cost of revenues	132,972	95,416
Gross profit	409,638	354,747
Operating expenses:
Research and development	221,768	173,194
Sales and marketing	240,257	223,366
General and administrative	80,439	74,439
Total operating expenses	542,464	470,999
Operating loss	(132,826)	(116,252)
Financial income, net	12,871	24,724
Loss before income taxes	(119,955)	(91,528)
Provision for income taxes	(5,356)	(10,021)
Net loss	$(125,311)	$(101,549)

	Nine Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Statement of Operations Data:
Revenues:
SaaS	95.4%	71.1%
Term license subscriptions	2.3	19.7
Maintenance and services	2.3	9.2
Total revenues	100.0	100.0
Cost of revenues	24.5	21.2
Gross profit	75.5	78.8
Operating expenses:
Research and development	40.9	38.5
Sales and marketing	44.3	49.6
General and administrative	14.8	16.5
Total operating expenses	100.0	104.6
Operating loss	(24.5)	(25.8)
Financial income, net	2.4	5.5
Loss before income taxes	(22.1)	(20.3)
Provision for income taxes	(1.0)	(2.3)
Net loss	(23.1)%	(22.6)%

Revenues

	Nine Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Revenues:
SaaS	$517,912	$320,279	61.7%
Term license subscriptions	12,275	88,674	(86.2)%
Maintenance and services	12,423	41,210	(69.9)%
Total revenues	$542,610	$450,163	20.5%

	Nine Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Revenues:
SaaS	95.4%	71.1%
Term license subscriptions	2.3	19.7
Maintenance and services	2.3	9.2
Total revenues	100.0%	100.0%

For the nine months ended September 30, 2026, our revenues increased 21% compared to the nine months ended September 30, 2025 despite existing customer conversions to SaaS which cause variations due to accounting treatment differences in revenue recognition for sales within the respective periods. SaaS revenues increased 62% from $320.3 million for the nine months ended September 30, 2025 to $517.9 million for the nine months ended September 30, 2026. The increase in SaaS revenues is happening due to the simplicity and automated outcomes of our SaaS platform and MDDR offering, as well as customer interest in securing AI and also driven by (i) our high renewal rates, (ii) existing customer conversions and upselling and (iii) new customer acquisitions. Consequently, there was an expected decrease to term license subscriptions given the aforementioned transition and customer conversions. SaaS ARR was $774.6 million and $546.1 million as of September 30, 2026 and 2025, respectively, representing an increase of 42%. The anticipated decrease in maintenance and services revenues was due to the conversion of existing customers to SaaS and churn. We continue to expect less associated maintenance and services revenues in the future.

Cost of Revenues and Gross Margin

	Nine Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Cost of revenues	$132,972	$95,416	39.4%

	Nine Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Total gross margin	75.5%	78.8%

The increase in cost of revenues was primarily related to an increase of $18.8 million in third-party hosting costs associated with the growth in our SaaS delivery model, a $9.0 million increase in salaries and benefits and stock-based compensation expense due to increased headcount for customer success personnel to assist with the growth of our SaaS delivery model, including our MDDR offering, to ensure high customer satisfaction and to maintain our strong SaaS renewal rates, a $6.5 million increase in developed technology intangible asset amortization due to the business acquisitions and an increase of $2.7 million in facilities and allocated overhead costs.

Operating Expenses

	Nine Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Operating expenses:
Research and development	$221,768	$173,194	28.0%
Sales and marketing	240,257	223,366	7.6%
General and administrative	80,439	74,439	8.1%
Total operating expenses	$542,464	$470,999	15.2%

	Nine Months Ended September 30,
	2026	2025
	(as a percentage of total revenues)
Operating expenses:
Research and development	40.9%	38.5%
Sales and marketing	44.3	49.6
General and administrative	14.8	16.5
Total operating expenses	100.0%	104.6%

The increase in research and development expenses was primarily related to a $41.6 million increase in salaries and benefits and stock-based compensation expense primarily due to increased headcount and conditional consideration related to the business acquisitions, an increase of $5.3 million in facilities and allocated overhead costs and a $1.6 million increase in third-party hosting costs associated with our SaaS delivery model.

The increase in sales and marketing expenses was primarily related to an increase of $9.2 million in salaries, benefits and stock-based compensation expense, an increase of $4.5 million in facilities and allocated overhead costs and a $3.3 million increase in general sales and marketing expenses, including increased travel, marketing events and third-party hosting costs associated with the growth in our SaaS delivery model.

The increase in general and administrative expenses was primarily related to a $3.8 million increase in salaries, benefits and stock-based compensation expense, a $1.4 million increase in consulting and services fees and a $1.1 million increase in facilities and allocated overhead costs, partially offset by a $0.9 million decrease in acquisition-related costs associated with the business acquisitions.

Financial Income, Net

	Nine Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Financial income, net	$12,871	$24,724	(47.9)%

The decrease in financial income, net was primarily due to lower interest income, remeasurement of options to repurchase common stock, foreign currency loss and amortization of premiums on marketable securities, partially offset by less interest and issuance cost amortization expense related to the maturity of the 2025 convertible note.

Provision for Income Taxes

	Nine Months Ended September 30,
	2026	2025	% Change
	(unaudited) (in thousands)
Provision for income taxes	$(5,356)	$(10,021)	46.6%

Provision for income taxes for the nine months ended September 30, 2026, including the change in income taxes, were comprised of foreign and U.S. income taxes. Additionally, we recognized $9.7 million of a deferred tax liability which relates to the fair value of intangibles, other than goodwill and the fair value adjustments for the tangible assets acquired over their historical cost basis for the AllTrue.ai acquisition. We will file a consolidated tax return in the U.S. to utilize the benefit of our loss carryforwards against future taxable profit and consequently decreased our valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

Liquidity and Capital Resources

The following table shows our liquidity and capital resources and our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Net cash provided by operating activities	$108,296	$122,747
Net cash provided by (used in) investing activities	104,628	(36,760)
Net cash used in financing activities	(144,452)	(114,218)
Increase (decrease) in cash and cash equivalents	$68,472	$(28,231)

As of September 30, 2026, our cash and cash equivalents, short-term marketable securities and short-term deposits of $631.4 million were held for working capital purposes. We believe that our existing cash and cash equivalents, short-term marketable securities, short-term deposits and cash flow from operations will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Additionally, as of September 30, 2026, we held $306.3 million in long-term marketable securities. Our future capital requirements will depend on many factors, including our rate of revenue growth, timing of renewals and renewal rates, the amount and timing of conversions, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new geographic locations, the timing of introductions of new software products and enhancements to existing software products, the continuing market acceptance of our software offerings and our use of cash to pay for acquisitions or share repurchases, if any.

On October 15, 2026, we entered into the Merger Agreement pursuant to which the Parent agreed to acquire us for $49.75 per share in an all-cash transaction. We have agreed to various covenants, including, among others, agreements to conduct our business in the ordinary course in all material respects during the period between the execution of the Merger Agreement and the Effective Time of the Merger. In addition, without the consent of the Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures above specified thresholds, issuing additional equity securities, incurring indebtedness for borrowed money, and repurchasing shares of our outstanding common stock, in each case, outside of certain limited exceptions. If the Merger Agreement is terminated in certain circumstances, including: (A) by us in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $211.7 million and (B) if Parent fails to consummate the Merger following satisfaction or waiver of certain closing conditions and our irrevocable confirmation that we are ready, willing and able to consummate the closing or terminated by us due to Parent’s breach of its obligations under the Merger Agreement, Parent would be required to pay us a reverse termination fee of $423.3 million. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

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

For the nine months ended September 30, 2026, net cash provided by operating activities was $108.3 million. We have historically observed two seasonal patterns that impact our net cash provided by operating activities, which we continue to expect under a SaaS delivery model. First, a majority of our sales are made during the last three weeks of the quarter. Second, the highest dollar amount of sales of our products and services occurs in the fourth quarter. Consequently, we end the fourth quarter with our highest accounts receivable balance of any quarter which in turn generates the greatest amount of collections in the following quarter. In addition, there is negative sequential sales in the first quarter, which results in a relatively lower amount collected during the second quarter. These seasonal trends also impact our operating loss because the majority of our expenses are relatively fixed in the short-term. For the nine months ended September 30, 2026, cash inflows were $54.2 million from our net loss excluding non-cash and non-operating cash flow charges. Additional sources of cash inflows were from changes in our working capital, including a $75.8 million decrease in accounts receivable. Our days sales outstanding (“DSO”) for the three and nine months ended September 30, 2026 was 80. Other sources of cash inflows was from a $32.4 million increase in accrued expenses and other short-term liabilities, a $4.4 million increase in other long-term liabilities and a $2.9 million increase in trade payables. This was partially offset by a $51.1 million increase in prepaid expenses and other short-term assets (including deferred commissions), a $7.0 million increase in other long-term assets and a $3.2 million decrease in deferred revenues.

For the nine months ended September 30, 2025, net cash provided by operating activities was $122.7 million. For the nine months ended September 30, 2025, cash inflows were $54.2 million from our net loss excluding non-cash charges. Additional sources of cash inflows were from changes in our working capital, including a $46.5 million decrease in accounts receivable. Our DSO for the three and nine months ended September 30, 2025 was 72 and 76, respectively. Other sources of cash inflows were from a $50.1 million increase in deferred revenues, a $23.4 million increase in accrued expenses and other short-term liabilities, a $1.6 million increase in other long-term liabilities and a $0.8 million increase in trade payables. This was partially offset by a $53.5 million increase in prepaid expenses and other short-term assets (including deferred commissions) and a $0.3 million increase in other long-term assets.

Investing Activities

Our investing activities consist primarily of acquisitions, capital expenditures to purchase property and equipment, including leasehold improvements, capitalized internal-use software and the purchase, sale and maturity of deposits and marketable securities. In the future, we expect to continue to incur capital expenditures to support our expanding operations.

For the nine months ended September 30, 2026, net cash provided by investing activities of $104.6 million was attributable to net proceeds of $231.8 million in marketable securities, partially offset by $113.6 million of cash paid for acquisitions, net of cash acquired and escrow refunds, $10.9 million in capital expenditures to support our growth including hardware, software, office equipment and leasehold improvements mainly in connection with existing office space and $2.6 million for capitalized internal-use software expenditures.

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

Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities of $144.5 million was attributable to $135.0 million in repurchases of common stock, $22.8 million in taxes paid related to net share settlement of equity awards and $3.5 million for a deferred acquisition payment, partially offset by $14.0 million of proceeds from employee stock plans and $2.9 million in proceeds from options to repurchase common stock.

For the nine months ended September 30, 2025, net cash used in financing activities of $114.2 million was attributable to $100.0 million in repurchases of common stock, $28.4 million in taxes paid related to net share settlement of equity awards and $0.1 million in repayment of 2025 convertible senior note principal, partially offset by $14.3 million of proceeds from employee stock plans.

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

Contractual Payment Obligations

Our principal commitments primarily consist of obligations under leases for office space and motor vehicles. Aggregate minimum rental commitments under non-cancelable leases as of September 30, 2026 for the upcoming years were as follows:

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
Operating lease obligations	$5,750	$20,531	$13,865	$13,184	$12,195	$26,918	$92,443

We have obligations related to unrecognized tax benefit liabilities totaling $65.3 million and others related to severance pay, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made. We also have contractual minimum purchase commitments with service providers of $390.8 million through 2031, which includes $12.1 million due within the next 12 months and the remainder due thereafter, primarily under arrangements with no specified annual commitments. We expect to fund these obligations with cash flows from operations and cash on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU was updated to consider different methods of software development and requires internal-use software costs to be capitalized when management has authorized and committed to funding the software project and when significant uncertainty associated with the development of the software has been resolved. The amendments in this ASU are required to be adopted for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective, retrospective or a modified transition approach. We are currently evaluating the effect of adopting the ASU on our consolidated financial statements.

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

Foreign Currency Exchange Risk

Approximately one fifth of our revenues for the three months ended September 30, 2026 were earned in non-U.S. dollar denominated currencies, mainly in the euro and pound sterling. Our expenses are generally denominated in the currencies in which our operations are located, primarily the U.S. dollar and new Israeli shekel, and to a lesser extent the euro, pound sterling, Canadian dollar, Australian dollar, Singapore dollar, Indian rupee, Japanese yen and Polish zloty. Our expenses denominated in foreign currencies consist primarily of personnel and overhead costs from our international operations. Our condensed consolidated results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We enter into financial hedging strategies to reduce our exposure to foreign currency rate changes. During 2026, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business, after considering foreign currency hedges, would not have had a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

As of September 30, 2026, we have cash and cash equivalents, short-term marketable securities and short-term deposits of $631.4 million and investments in long-term marketable securities of $306.3 million. We hold our cash and cash equivalents, short-term marketable securities and short-term deposits for working capital purposes. We do not enter into marketable security investments for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business faces significant risks. In addition to the summary below, you should carefully review the Risk Factors in this Quarterly Report on Form 10-Q. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report. The following is a summary of the principal risks of our business:

•failure to complete, or delays in completing, the Merger could materially and adversely affect our business, financial condition, results of operations, and stock price;
•uncertainty about the Merger may adversely affect relationships with our customers, partners, suppliers, and employees, whether or not the Merger is completed;
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

Risks Related to the Merger

Failure to complete, or delays in completing, the Merger could materially and adversely affect our business, financial condition, results of operations, and stock price.

On October 15, 2026, we entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger is subject to approval by our stockholders, receipt of required regulatory approvals and the satisfaction of other customary closing conditions in the Merger Agreement. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons, and either we or Parent may terminate the Merger Agreement if the Merger is not consummated by July 15, 2027, subject to an automatic three-month extension under specified circumstances relating to required regulatory approvals. If the proposed Merger is delayed or not completed, we are subject to a number of risks, including:

•our management will have devoted significant attention and resources to the Merger;
•we could be subject to litigation related to any failure to complete the Merger;
•if the Merger Agreement is terminated, under some circumstances, we may be required to pay a termination fee of $211.7 million;
•if the Merger Agreement is terminated under circumstances in which Parent is required to pay us a reverse termination fee of $423.3 million, such fee, together with certain limited expense reimbursement and enforcement costs, generally will be our sole and exclusive monetary remedy against Parent and its related parties and may not be sufficient to compensate us for our losses;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without delays, which could have a material adverse effect on our business, results of operations, and financial condition.

If any of these effects were to occur, it could adversely impact our business, results of operations, financial condition or cash flow, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

Uncertainty about the Merger may adversely affect relationships with our employees, customers, partners and suppliers, whether or not the Merger is completed.

Uncertainty about the Merger and the effect of the Merger on customers, partners, suppliers, employees and other third parties who deal with us may have a material adverse effect on our business, results of operations, and financial condition. Such uncertainties may impair our ability to attract, retain, and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger, creating distractions and thus resulting in a decline in their productivity.

These uncertainties could also lead current and prospective customers and partners to purchase products and services from other providers or delay purchasing from us, which could have a material adverse effect on our business, results of operations, financial condition, and market price of our common stock. The Merger may also generate negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers.

The pursuit of the Merger may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations.

While the Merger is pending, we are subject to contractual restrictions and interim covenants that could harm our business relationships, financial condition, results of operations, and business.

The Merger Agreement generally requires us to operate our business in the ordinary course in all material respects, subject to certain exceptions, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions without Parent's approval until the Merger is consummated or the Merger Agreement is terminated in accordance with its terms, including, among other things, issuing or repurchasing equity securities; incurring debt; entering into, establishing, adopting, amending, modifying or terminating any employee benefit plan or certain contracts; increasing the compensation or employee benefits of certain employees, contractors or service providers or hiring or terminating certain employees, contractors or service providers; settling, releasing, waiving or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting or engaging in discussions or negotiations with respect to any alternative acquisition proposal, subject to customary fiduciary exceptions. In addition, under certain circumstances, including if we terminate the Merger Agreement to enter into an agreement providing for a superior proposal or if Parent terminates the Merger Agreement because our board of directors adversely changes its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $211.7 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.

The Merger will involve substantial costs.

The Company and Parent have incurred, and expect to continue to incur, a number of non-recurring costs associated with the proposed Merger, a substantial majority of which will consist of transaction and regulatory costs.

Lawsuits may be filed against us and the members of our board of directors arising out of the Merger, which may delay or prevent the Merger.

Stockholder complaints and other complaints may be filed against us, our board of directors, Parent, Parent's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. Such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations, and financial condition.

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

Certain U.S. and international laws also require companies to notify individuals of security breaches involving personal information, whether caused by us or our service providers. Despite contractual protections, a breach could harm our reputation, erode customer trust, reduce sales, lead to customer loss, and expose us to liability or significant remediation costs. Beyond government regulation, privacy advocates and industry groups may introduce new self‑regulatory standards that could apply to us. We also anticipate continued legislative and regulatory developments in privacy, data protection, and information security, the impact of which remains uncertain. In addition, regulatory frameworks governing artificial intelligence, automated decision-making, and the use of data in connection with AI systems are rapidly evolving in the United States, Europe, the United Kingdom, and other jurisdictions. These requirements may impose additional compliance obligations, restrict certain product functionality, increase costs, or result in regulatory investigations, enforcement actions or litigation. New laws, amendments, or reinterpretations of existing requirements—as well as evolving industry standards and contractual obligations—may increase compliance costs and restrict our operations. Because interpretation and enforcement of these requirements are uncertain, they may conflict with our current practices or product features. If so, we could face fines, litigation, or be required to make fundamental changes to our business or software, which may not be commercially feasible and could limit our ability to innovate. Failure to adequately address privacy concerns—whether valid or perceived—or to comply with applicable requirements could result in additional costs, liability, reputational harm, inhibited sales, and other adverse effects on our business.

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

We have incurred net losses in each year since our inception, including a net loss of $125.3 million for the nine months ended September 30, 2026 and net losses of $129.3 million and $95.8 million in each of the years ended December 31, 2025 and 2024, respectively. Because the market for our software is rapidly evolving and has still not yet reached widespread adoption, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we hire additional personnel, expand and improve the effectiveness of our distribution channels, and continue to develop features and applications for our software.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell the Varonis Data Security Platform. In 2025 and for the nine months ended September 30, 2026, our channel partners fulfilled substantially all of our sales, and we expect that sales to channel partners will continue to account for substantially all of our revenues for the foreseeable future. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

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

Historically, we have generated the majority of our revenues from customers in the United States. For the year ended December 31, 2025 and for the nine months ended September 30, 2026, approximately 71% and 72%, respectively, of our total revenues were derived from sales in the United States. Nevertheless, we have operations across the globe, and we plan to continue to expand our international operations as part of our long-term growth strategy. The further expansion of our international operations will subject us to a variety of risks and challenges, including:

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

Our business relies on our customers’ satisfaction with the technical support, customer success and professional services we provide to support our products. Our customers have no obligation to renew their agreements with us after the initial terms have expired. Our customers have an option to renew their agreements and, for us to maintain and improve our results of operations, it is important that our existing customers renew their agreements, if applicable, when the existing contract term expires. For example, our SaaS renewal rate for the nine months ended September 30, 2026 and 2025 is over 90%.

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

As of September 30, 2026, we have 134 issued patents in the United States and 70 pending U.S. patent applications. We also have 58 patents issued and 123 applications pending for examination in non-U.S. jurisdictions, and 25 pending PCT patent applications, all of which are counterparts of our U.S. patent applications. We may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property). However, we may not be able to adequately protect our rights in every such agreement or execute an agreement with every such party. Finally, in order to benefit from patent and other intellectual property protection, we must monitor, detect and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to obtain adequate protection or to enforce our issued patents or other intellectual property effectively.

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

We are also subject to the regular examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing, IP structure or other matters and assess additional taxes. While we believe that we are currently in material compliance with our obligations under applicable taxing regimes, and regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these regular examinations will not have a material adverse effect on our results of operations and cash flows.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA remains unclear in some respects and has been, and may continue to be, subject to amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of TCJA. Effective in July 2025, the TCJA, as revised by the OBBBA, requires all U.S. companies to capitalize and subsequently amortize research and development expenses that fall within the scope of Section 174 over fifteen years for research and development activities conducted outside of the U.S. As of the third quarter of 2026, we have accounted for an estimate of the effects of the research and development capitalization, based on interpretation of the law as currently enacted. Once our available NOLs or tax credits are fully utilized, then, due to the capitalization of research and development expenses for those activities conducted outside of the U.S., we would incur a significant increase in our tax expenses and a decrease in our cash flows provided by operations.

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

In September 2024, we issued the 2029 Notes. As of September 30, 2026, we have $460.0 million outstanding aggregate principal amount of the 2029 Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

Our Israeli subsidiary has benefited from a status of a “Beneficiary Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, since its incorporation. As of September 30, 2026, the tax benefit that we have been utilizing for our Israeli subsidiary terminated. A tax rate of 16% should be paid by our Israeli subsidiary per such eligible income under the terms of the Investment Law, subject to meeting various conditions. To the extent we do not meet these conditions, our Israeli operations will be subject to a corporate tax at the standard rate of 23%. If the Israeli subsidiary is subject to a corporate tax at the standard rate, it may adversely affect our tax expenses and effective tax rates. Additionally, if our Israeli subsidiary increases its activities outside of Israel, for example, through acquisitions, these activities may not be eligible for inclusion in Israeli tax benefit programs. The tax benefit derived from the Investment Law is dependent upon the ability to generate sufficient taxable income. Accordingly, our Israeli subsidiary may be unable to earn enough taxable income in order to fully utilize its tax benefits.

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

As of September 30, 2026, we have options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding that, if fully vested and exercised, would result in the issuance of approximately 9.0 million shares of our common stock. All of the shares of our common stock issuable upon exercise of options and vesting of RSUs and PSUs have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. A significant decline in our stock price has and could in the future subject us to securities class action litigation, including the securities class action lawsuit filed against us and certain of our executive officers in January 2026, as more fully described in Note 1, “Contractual Purchase Obligations and Contingent Liabilities” of our accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Such securities litigation, and any potential securities litigation in the future, could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows and may cause a significant increase in the premium paid for our directors and officers insurance.

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

In addition, if a “fundamental change” occurs prior to the maturity date of the 2029 Notes, holders of the 2029 Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the indentures) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate of the 2029 Notes for a holder that elects to convert its Notes in connection with such “make-whole fundamental change.” These features of the 2029 Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition. Furthermore, the indentures prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2029 Notes.

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

During the fiscal quarter ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits listed below in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARONIS SYSTEMS, INC.

November 4, 2026	By:	/s/ Yakov Faitelson
Yakov Faitelson
Chief Executive Officer and President (Principal Executive Officer)

November 4, 2026	By:	/s/ Guy Melamed
Guy Melamed
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of the Document

2.1(1)	Agreement and Plan of Merger, dated as of October 15, 2026, by and among Proofpoint, Inc., Vail Merger Sub, Inc., and the Company

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________

*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on October 15, 2026 (File No. 001-36324) and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-36324) (the “Company’s First Quarter 2014 Form 10-Q”) and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 8, 2022 (File No. 001-36324) and incorporated herein by reference.